Form 10-K405
BODDIE NOELL PROPERTIES INC
filed 1995-03-30
CIK 812150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to              .

                       Commission File Number  1-9496

                        BODDIE-NOELL PROPERTIES, INC.
           (Exact name of registrant as specified in its charter)

              Delaware                              56-1574675
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

3710 One First Union Center, Charlotte, NC             28202
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  704/333-1367

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                           Name of each
                                                exchange on which registered:

Common Stock, Par Value $.01 per share            American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 1995 was approximately
$34,635,592.

         The number of shares of Registrant's Common Stock outstanding on March 17, 1995 was 2,990,990.


Index to Exhibits at Page 25               Total number of Pages 71

                        BODDIE NOELL PROPERTIES, INC.

                              TABLE OF CONTENTS



      Item No.        FINANCIAL INFORMATION                                      Page No.

                      PART I
  1                   Business                                                       1
  2                   Properties                                                     4
  3                   Legal Proceedings                                              6
  4                   Submission of Matters to a Vote of Security Holders            6

                      PART II
  5                   Market for Registrant's Common Equity and Related
                      Stockholder Matters                                            7
  6                   Selected Financial Data                                        8
  7                   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      8
  8                   Financial Statements and Supplementary Data                    13
  9                   Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure                                       13

                      PART III
  10                  Directors and Executive Officers of the Registrant             14
  11                  Executive Compensation                                         16
  12                  Security Ownership of Certain Beneficial Owners and
                      Management                                                     20
  13                  Certain Relationships and Related Transactions                 21

                      PART IV
  14                  Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K                                                       25


                                     PART I

    ITEM 1.  BUSINESS

    History and Development of Boddie-Noell Properties, Inc.

    Boddie-Noell Properties, Inc., (the "Company") is a self-advised and self-managed equity real estate investment trust ("REIT"). The Company, formerly known as Boddie-Noell Restaurant Properties, was formed in 1987 with an initial public offering of 2,850,000 shares of common stock. The Company's shares are listed on the American Stock Exchange. Its executive offices are located at 3710 One First Union Center, Charlotte, North Carolina 28202 (704-333-1367).

    From its inception through 1992, the Company's investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis to Boddie-Noell Enterprises, Inc. ("BNE"). During this period the Company operated as an advised REIT with all management and administrative functions being performed by BNE Advisory Group, Inc. (an affiliate of BNE) under an advisory contract. While the Company was able to maintain a relatively stable dividend throughout this period , it experienced virtually no growth in its operating results and its common stock did not perform as well as that of larger, self-managed, self-advised REITs holding other types of properties and having more emphasis on long-term growth.

    In 1992, the Company began to explore ways to increase shareholder value. Following an extensive review of its options, the Company concluded that it was in the best interest of its shareholders to change the focus of the Company to emphasize apartment properties; reorganize into a self-managed, self-advised REIT; and to implement a long-term growth strategy of acquiring additional apartment properties with a goal of increasing funds from operations ("FFO") and its annual dividend payment.

    To this end, the Company, in December, 1992, entered a letter of intent to acquire BT Venture Corporation ("BTVC") and its managed properties (the "roll-up" transaction). BTVC was a fully integrated apartment management and development company located in Charlotte, North Carolina. At that time, BTVC owned one apartment property and managed nine other apartment properties for limited partnerships, the general partner of which was an affiliate of BTVC (collectively the "managed properties") and an affiliate of certain principals of BNE. Under the proposed transaction the owners of BTVC and the affiliated limited partnerships would have received shares of the Company's common stock in exchange for their respective ownership interests in BTVC and the managed properties. Management of the Company believed that this transaction would have resulted in the Company achieving a number of its goals. Following the transaction over two-thirds of its assets would have been apartments and, using personnel obtained with the purchase of BTVC, the Company would have become self-managed and self-advised. Management believed that this transaction would have placed the Company in a better position to attain long-term growth in its operating results.


    As proposed, the transaction constituted a "roll-up" as defined by the Securities and Exchange Commission ("SEC") and was subject to a special set of rules governing the merger of multiple limited partnerships into a single publicly traded entity (the "roll-up" rules). These rules govern and specify the type and extent of disclosure required and mandate certain terms and conditions for transactions such as that contemplated by the Company. At the time the Company entered this transaction, there had not been a transaction completed under the SEC's roll-up rules.


    In May 1993, the Company entered into a contract to purchase BTVC and the managed properties and on August 16, 1993, filed a registration statement together with supporting documents with the SEC. With the passage of time, it became clear that, due to the complexity of the "roll-up" rules and changes in the market for apartment properties, the difficulty, time and cost required to complete a "roll-up" transaction such as that contemplated by the Company was significantly more than originally estimated. In early 1994, the Company's Board of Directors came to the conclusion that, as a result of changes in the apartment sector of the real estate industry and the burden of compliance with the disclosure requirements, it was highly unlikely that the proposed "roll-up" transaction could be completed in an acceptable period of time and at an acceptable cost. As a result of this determination, the Company withdrew its registration statement on March 7, 1994.

    Subsequent to the withdrawal of the Registration Statement, the Company explored alternatives to the original "roll-up" transaction that would help the Company achieve its goals without the cost, time and uncertainty attendant to the "roll-up" transaction. As a result, on June 7, 1994, the Company entered a contract to purchase BTVC in a private transaction for a combination of stock and cash. Pursuant to a Proxy Statement filed June 15, 1994, the purchase of BTVC was approved by the Company's shareholders on August 4, 1994. The purchase was completed on October 1, 1994. As part of the purchase of BTVC, the Company acquired Latitudes Apartments, a 448-unit apartment community located in Virginia Beach, Virginia; management rights and responsibility for ten apartment communities located in North Carolina and Virginia (containing a total of 1,947 apartments) and three shopping centers located in North Carolina and Virginia (containing a total of 238,550 square feet); and the employees of BTVC, including all administrative and management staff. Simultaneously with the acquisition of BTVC, the Company changed its name to Boddie-Noell Properties, Inc., and moved its corporate headquarters from Rocky Mount, North Carolina, to Charlotte, North Carolina.

    Throughout the time that the Company was involved with the "roll-up" transaction and the subsequent purchase of BTVC, the Company was pursuing apartment acquisitions. On June 8, 1993, the Company acquired Paces Commons Apartments, a 336-unit apartment community located in Matthews, North Carolina (a suburb of Charlotte). On June 7, 1994, the Company acquired Oakbrook Apartments, a 162-unit apartment community located in Charlotte, North Carolina. These acquisitions were identified by and were made with the assistance of BTVC personnel.

    Since the acquisition of BTVC, the Company has purchased one additional apartment community. On December 28, 1994, the Company acquired Harris Hill Apartments, a 184-unit apartment community located in Charlotte, North Carolina.

    Current Operations

    As a result of these acquisitions, the Company now owns 47 restaurant properties and four apartment communities, containing a total of 1,130 apartments. The Company manages an additional ten apartment communities, containing a total of 1,947 apartments, and three shopping centers, containing a total of 238,550 square feet (for detailed property information see "Item 2. Properties"). All of the properties presently owned or managed by the Company are located in the states of North Carolina and Virginia, with multi-family residential operations in the North Carolina cities of Raleigh, Durham, Cary, Chapel Hill, Charlotte and Greensboro, as well as Virginia Beach, Virginia.

    The Company has 81 employees, including administrative, management, accounting, legal, acquisitions, development, property management, leasing, and maintenance personnel. The Company operates as a self-advised and self-managed REIT.

    Each apartment community is operated by an on-site manager assisted by a staff trained by the Company in sales, management, accounting, maintenance and other procedures. On-site managers report directly to property managers who operate from the Company's corporate offices. This flat organization provides for efficient staffing levels, reduces overhead expenses and enables the Company to be responsive to the needs of residents and on-site employees. Employees of the Company supervise all renovation and repair activities, which are generally completed by outside contractors.

    Restaurant properties are leased on a triple net basis to BNE, a privately-held company, which is the second largest Hardee's franchisee in the United States with approximately 380 stores. The Company's lease agreement with BNE (the "master lease")has a primary term of 15 years expiring May, 2002, grants BNE three five-year renewal options and provides for rent equal to 9.875 percent of restaurant sales as defined, subject to a minimum annual rent of 8 percent of the original purchase price of the properties, the average price of which was approximately

    $920,000 per property. Under the terms of the master lease, BNE is responsible for all aspects the operation, maintenance and upkeep of the restaurant properties.

    Business Strategy

    Building upon the acquisition of its four apartment communities and BTVC, the Company intends to continue to acquire high quality apartment properties. The Company currently has no plans to add to or dispose of its restaurant properties and will not seek additional third-party management contracts except as part of a plan to acquire additional properties.

    The Company believes that its strategy of combining the relatively stable cash flow of the restaurant properties with increasing investment in apartment communities will provide for growth in FFO and enhance shareholder value. The Company will seek to acquire multi-family properties located primarily in the states of North Carolina, South Carolina and Virginia from unaffiliated third parties and as well as some or all of the affiliated properties it currently manages. The Company will also selectively consider opportunities for development of new apartment communities. The Company's management has developed 781 apartment units and believes that its development experience will enable it to build additional apartment communities at such time as economic conditions make development attractive.

    In evaluating potential properties for acquisition, the Company will consider such factors as (1) the current and anticipated cash flow of the property and its adequacy to meet operational needs and other obligations and to facilitate the Company's ability to pay dividends;
    (2) the geographic area and demographic profile; (3) the location, construction quality, condition and design of the property (generally properties will be or have the potential to become Class A apartment communities); (4) the potential for increasing cash flow by means of increasing rental rates and reducing operating expenses; (5) the potential for capital appreciation; (6) the growth, tax and regulatory environment of the community in which the property is located; (7) occupancy and demand for the property; and (8) prospects for eventual sale or refinancing. Generally, an apartment property will be acquired only where the operating history indicates that the property will contribute immediately to the cash flow of the Company and there is a strong likelihood of increasing cash flow.

    Prior to acquiring its first apartment community, the Company's capital requirements were minimal as all capital expenses related to the restaurants were borne by BNE under the terms of the master lease. In order to acquire Paces Commons, Oakbrook, BTVC, Latitudes and Harris Hill, the Company has incurred additional debt and issued additional common stock. The additional debt consists of first mortgages secured by the acquired apartment communities and draws against the Company's credit lines. In order for the Company to continue to acquire apartment properties, it is essential that it obtain additional equity capital. The Company is actively exploring available sources of equity capital. It is likely that the Company will incur additional long-term debt as part of any apartment acquisitions. While short-term variable rate debt may be used to facilitate an acquisition, the preferred permanent financing will be long-term, fixed rate, and self-amortizing.

    The Company is committed to reducing its exposure to variable rate debt. During 1994, the Company converted $31.1 million of variable rate mortgages to fixed rates. The Company intends to continue to reduce its exposure to variable rates through conversion to fixed rate mortgages, securitization of certain debt and debt reduction using new equity capital. The Company is currently evaluating a number of options in these areas.

    The Company has elected and expects to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such the Company generally will not be subject to federal or state income taxes on net income. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95 percent of their ordinary taxable income as dividends. The Company intends to pay dividends quarterly, expects that these dividends will substantially exceed the 95 percent taxable income test, and anticipates that all dividends will be paid from current funds from operations.

    In addition to the 95 percent taxable income test, the Company is subject to a "non-qualifying" income test which requires that no more than 5 percent of total revenue come from sources deemed to be "non-qualifying". Failure to comply with this requirement may result in the loss of the Company's REIT status. Prior to 1994, the Company had no non-qualifying income. With the acquisition of BTVC in October 1994, the Company assumed third-party management for ten apartment communities and three shopping centers. Revenue from such third-party property management is considered to be non-qualifying income. As a result, the Company, in 1994, had non-qualifying income of approximately 3 percent of total revenue. In the absence of corrective action, management estimates that its third-party management activities may result in the Company having more than 5 percent of its revenue come from a non-qualifying source in 1995. To ensure that non-qualifying income does not exceed 5 percent of its total revenue, the Company has formulated several options to correct this situation. Such corrective action may include the creation of a management subsidiary which would be subject to federal and state income taxes. This structure is currently being used by a number of other REITs.

    The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.


    ITEM 2.  PROPERTIES

    The Company owns 47 restaurant properties and four apartment communities. All of the Company's properties are located in the states of North Carolina and Virginia.

    Restaurant Properties

    The locations of the Company's 47 restaurant properties are listed on
    Item 14. Schedule III of this report. The restaurant properties are leased on a triple net basis to BNE pursuant to a master lease. The master lease provides for a primary term of fifteen years expiring on May 27, 2002, grants BNE three five-year renewal options and provides for rent equal to 9.875 percent of restaurant sales as defined, subject to a minimum annual rent of 8 percent of the original purchase price of the properties. The average price for the restaurant properties was approximately $920,000 per property. Under the terms of the master lease, BNE is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties. A copy of the master lease is incorporated by reference as Exhibit 10.1.

    The restaurant properties are operated by BNE as Hardee's restaurants pursuant to franchise agreements. These agreements require that the properties conform to a standard design specified by Hardee's Food Systems, Inc. ("Hardees"). The current design consists of a one-story brick, stucco or wood building that embodies a contemporary style with substantial plate glass window areas. The buildings average 3,300 square feet and are located on sites ranging from 1 to 1.3 acres. The buildings are suitable for conversion to a number of uses, but the interiors must be substantially modified prior to utilization in non-restaurant applications. Hardee's owns a design patent on certain elements of the building and requires franchisees to make certain exterior modifications if the location is discontinued as a Hardee's restaurant.

    Under the master lease BNE is responsible for all normal maintenance and repair of the restaurant properties. In addition, BNE is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with Hardee's building standards. The decision to modify a particular restaurant property is based on a number of factors, including the date of its last modification and the number, age and design features of competing restaurants located in the market area of the particular property.

    Since the Company's inception in 1987, 16 restaurants have been renovated, including one that was completely rebuilt. All renovations have been made at BNE's expense.

    Apartment Properties

    The Company owns four apartment properties containing a total of 1,130 units. Of these, three properties containing a total of 682 apartments are located in Charlotte, North Carolina, and one property with 448 apartments is located in Virginia Beach, Virginia. Summary information concerning each apartment property follows:

    Paces Commons Apartments. Located in Charlotte, North Carolina, Paces Commons was constructed in 1988 on 24.8 acres. The property consists of 18 two and three story masonry and wood frame buildings containing 336 garden type apartments, a clubhouse, a family center, two pools, a spa, car wash and two tennis courts. The community offers eight different one, two and three bedroom floor plans with an average size of 862 square feet.

    The property was acquired by the Company on June 8, 1993, for a contract price of $14,250,000. The property appraised for $16,763,000 in August 1994. Average Economic Occupancy, defined as gross potential rent less vacancy divided by gross potential rent, was 95 percent for both 1994 and the period June, 1993 (acquisition) to December 31, 1993. Physical occupancy at December 31, 1994, was 95 percent as compared to 94 percent on December 31, 1993. Average Revenue per Unit, defined as total revenue divided by the number of units times the Average Economic Occupancy, was $611 per month for 1994 and $576 per month for the period June, 1993 (acquisition) to December 31, 1993. For the month of December 1994, average revenue per unit was $646 per month as compared to $589 for December 1993. Total revenue for the month of December 1994 was $207,599 as compared to $187,433 for December 1993.

    Oakbrook Apartments. Located in Charlotte, North Carolina, Oakbrook was constructed in 1985 on a 16.37 acre site. The property consists of 17 two story wood frame buildings with cedar siding and brick veneer containing 162 garden and townhouse style apartment units. The property offers eight different one, two and three bedroom floor plans averaging 1,100 square feet.

    The property was acquired by the Company on June 7, 1994, for a contract price of $9,250,000. The property appraised for $9,832,000 in April 1994. Average Economic Occupancy for the period June, 1994 (acquisition) to December 31, 1994 was 98 percent. Physical occupancy was 97 percent at December 31, 1994. Average Revenue per Unit was $711 per month for the period June, 1994 (acquisition) to December 31, 1994. For the month of December 1994, Average Revenue per Unit was $740.

    Latitudes Apartments. Located in Virginia Beach, Virginia, Latitudes was constructed in 1989 on a 24.86 acre site. The property consists of 20 two and three story wood frame buildings with vinyl siding containing 448 garden style apartment units. The property offers six different one, two and three bedroom floor plans averaging 800 square feet.

     The property was acquired by the Company on October 1, 1994, as part of the acquisition of BTVC. The property was purchased by BTVC on December 3, 1992, for a contract price of $19,000,000. The property appraised for $22,150,000 in January 1994. Average Economic Occupancy for 1994 was 93 percent as compared to 90 percent for 1993. Physical occupancy at December 31, 1994 was 96 percent as compared to 85 percent on December 31, 1993. Average Revenue per Unit was $606 per month for 1994 and $593 per month for 1993. For the month of December 1994, Average Revenue per Unit was $610 as compared to $585 for December 1993.

    Harris Hill Apartments. Located in Charlotte, North Carolina, Harris Hill was constructed in 1988 on a 18.37 acre site. The property consists of 19 two and three story wood frame buildings with cedar siding containing 184 garden style apartment units. The property offers four different one and two bedroom floor plans averaging 912 square feet.

    The property was acquired by the Company on December 28, 1994, at a contract price of $8,900,000. The property appraised for $9,500,000 in October 1994. Physical occupancy on December 31, 1994 was 95 percent. Rental rates in effect on December 31, 1994, ranged from $580 to $750, with the Average Revenue per Unit for the month of December 1994 being $641.


    ITEM 3.  LEGAL PROCEEDINGS

    Phase I environmental studies have been performed on the Company's apartment properties. Such studies found ground water contamination at sites near Latitudes and Paces Commons. The Company believes that the matters raised by such reports will not have a material adverse effect on the Company. Environmental audits have not been conducted on the restaurant properties. BNE has indemnified the Company for environmental problems associated with the restaurant properties under its master lease with the Company.

    The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. In addition, the Company has become a successor party-in-interest to certain legal proceedings as a result of its acquisition of BTVC. These matters arose in the ordinary course of BTVC's business either as an owner of an apartment community or as a property management company. All of these matters, individually and in aggregate, are not expected to have a material adverse impact on the Company.

    In the event a claim were successful, the Company believes that it is adequately covered by insurance and indemnification agreements. The Company has insurance coverage on each of its apartment properties. The Company's restaurant properties are subject to an indemnification agreement whereby BNE, the lessee, is responsible for all claims arising from a restaurant property. In addition, BNE is required to provide insurance on each restaurant property which identifies the Company as a named insured. Each property which is managed, but not owned by the Company, is covered by an insurance policy under which the Company is a named insured. As to claims to which the Company has become a successor party-in-interest to BTVC, the Company received, as part of the acquisition of BTVC, an indemnification agreement from B. Mayo Boddie and Nicholas B. Boddie (the sole shareholders of BTVC) whereby the Company is, subject to certain limitations, indemnified from loss arising out of a claim against BTVC.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

                     PART II

ITEM 5.  MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock has been traded on the American Stock Exchange under the symbol "BNP". There were approximately 1,750 shareholders of record at March 17, 1995. The table below sets forth for the periods indicated the range of high and low sale prices of the Common Stock as reported by the American Stock Exchange. As of March 17, 1995 the closing price of the Company's Common Stock was $13 3/8 per share.

                               Stock Price               Dividends
                       High                  Low      Paid Per Share


 1993
 First quarter        $17 1/8              $13 1/2        $  .31
 Second quarter       16 1/2               14 5/8            .31
 Third quarter        16                   14 1/8            .31
 Fourth quarter       16 1/4               13 5/8            .31

                                                           $1.24

 1994
 First quarter        15 5/8               13 5/8          $ .31
 Second quarter       14 3/8               13 1/2            .31

 Third quarter        14 3/8               13 1/2            .31
 Fourth quarter       14 1/2               12 1/2            .31
                                                           $1.24

 1995

 Jan. 1 - Mar. 17     13 7/8               12 1/8          $ .31


The Company has a dividend reinvestment plan which is available to all shareholders of record. Under this plan, the plan administrator, First Union National Bank of North Carolina, will reinvest dividends on behalf of plan participants by buying shares of the Company's stock on the open market. In addition, shareholders who participate in the plan may elect to supplement their reinvestment program with cash contributions of any amount from $25 to $3,000 per quarter.

ITEM 6.  SELECTED FINANCIAL DATA


                                                        For the years ended December 31,
                                        1994           1993            1992           1991           1990

 Operating Data
 Revenues                             $9,258,246     $6,425,852      $5,373,305     $5,108,207     $5,191,941
 Net income (1)                       $2,301,919     $2,455,451      $3,158,521     $2,924,242     $3,007,838
 Net income per share                       $.80           $.86           $1.11          $1.03          $1.06
 Weighted average number of
 shares                                2,885,248      2,850,000       2,850,000      2,850,000      2,850,000

 Distributions per share:
      Ordinary income                     $  .63          $1.09           $1.11          $1.03          $1.06
      Return of capital                      .61            .15             .13            .27            .30
           Total                           $1.24          $1.24           $1.24          $1.30          $1.36


 Balance Sheet Data (at year
 end)
 Total assets                        $95,954,214    $54,642,613     $40,465,345    $40,837,589    $41,618,331
 Notes payable                       $66,883,556    $26,894,378     $12,000,000    $12,000,000    $12,000,000
 Shareholders' equity                $27,967,909    $27,251,996     $28,330,545    $28,706,024    $29,486,782


 Other Data
 Funds from operations (2)            $4,468,055     $4,121,286      $3,957,023     $3,731,494     $3,854,929


(1) 1994 and 1993 net income include a special charge of $377,000 and $600,000, respectively, to write off certain acquisition costs .

(2) The Company considers funds from operations ("FFO")to be an appropriate measure of the performance of an equity REIT. FFO is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Adjustments for all periods shown consisted only of depreciation and amortization and write-offs of deferred acquisition costs and deferred financing costs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Total revenues were essentially stable from the beginning of the Company until 1993 when the Company purchased its first apartment community. Total revenues for 1993 were $6,426,000, increasing 19.6 percent from the $5,373,000 realized in 1992. This increase is attributable to the acquisition of Paces Commons Apartments in June 1993. For 1994, total revenues were $9,258,000. This represents a 44.1 percent increase over 1993 and is attributable to Paces Commons having been in place for the entire period and the acquisition of Oakbrook Apartments, BT Venture Corporation ("BTVC"), Latitudes Apartments and Harris Hill Apartments during 1994.

The Company's revenues come from two primary sources - restaurant rental payments and apartment rental income. Restaurant rental payments are comprised of minimum and percentage rent. For years 1992 through 2002, the minimum rent is $3,459,433, which equals 8 percent of the purchase price of the restaurant properties. Percentage rent is an amount equal to 9.875 percent of the net sales of the restaurant properties less any minimum rent payments. Except for 1992, restaurant revenues have remained generally consistent since the inception of the Company. In 1992, restaurant revenues increased by 5.2 percent over 1991, but have since returned to pre-1992 levels. The revenue increase experienced in 1992 was primarily attributable to the introduction by Boddie-Noell Enterprises, Inc. ("BNE") of fried chicken at the Company's restaurants. To a lesser extent, 1992 revenues were bolstered by the addition of several other new products including the Frisco Sandwich line. Restaurant revenues for 1993 declined by 3.1 percent from 1992 and for 1994 declined by 2.3 percent from the prior year. The 1993 decline reflects the return to a more normal sales level following the increased sales in 1992 occasioned by the introduction of new products. The 1994 decline is primarily attributable to the closing of seven restaurants at various times during the year for remodeling. The master lease provides for the payment of the minimum rent for the first 60 days during which a restaurant is closed and for the payment thereafter, until the restaurant reopens, of an amount equal to the average rental payment for all restaurants which were open during the period.

The Company first received apartment rental income with the acquisition of Paces Commons in June 1993. For 1993, Paces Commons contributed $1,245,000 of rental income. For 1994, the Company had apartment rental revenues of $3,889,000. This includes rental income from Paces Commons, Oakbrook, Latitudes and Harris Hill Apartments.

In addition to revenues from restaurant and apartment rentals, the Company now receives property management and administration fees arising from the management contracts it obtained as part of the acquisition of BTVC in October 1994. For 1994, the Company received management fees of $276,000.

Expenses

For the years 1988 through 1992, total expenses remained relatively constant at approximately $2,200,000 per year. In 1993, total expenses increased to $3,970,000. The increase was primarily attributed to the acquisition of Paces Commons. For 1994, total expenses were $6,956,000, an increase of
75.2 percent over 1993. The increase in 1994 was due to the inclusion of Paces Commons for the entire period and the acquisition of BTVC and Oakbrook, Latitudes and Harris Hill apartments.


Depreciation and amortization totaled $1,066,000 for 1993, increasing 33.5 percent from that recorded during 1992. The increase was primarily due to the depreciation recorded on Paces Commons and the amortization of deferred financing costs related to the acquisition of Paces Commons. For 1994, depreciation and amortization were $1,648,000, an increase of 54.6 percent over 1993. The increase was attributable to the inclusion of Paces Commons for the entire period and the acquisition of BTVC and Oakbrook, Latitudes and Harris Hill apartments.

Interest expense increased in 1993 to $1,442,000 from $1,035,000 in 1992. The increase was primarily due to an increase of $14,894,000 in outstanding indebtedness, of which $14,200,000 was incurred in connection with the acquisition of Paces Commons. For 1994, interest expense was $2,802,000, a
94.4 percent increase over 1993. The increase was due to interest paid on the Paces Commons acquisition debt for the full year, an increase in indebtedness of $39,989,000 related to the acquisition of BTVC and Oakbrook, Latitudes and Harris Hill apartments, and higher interest rates.

Property operating expenses relating to Paces Commons, the Company's only apartment property in 1993, totaled $360,000 from June 8, 1993 (date of acquisition), through the end of the year. For 1994, the Company had property operating expenses related to apartment properties of $1,101,000. The increase was due to the addition of Oakbrook, Latitudes and Harris Hill apartments to the Company's portfolio. Operating expenses at the Company's apartment properties are in line with the Company's expectations.

Operating expenses relating to the restaurants are insignificant because of the restaurant properties' triple net lease arrangements.

In 1993, the Company paid $56,000 in property management fees (5 percent of rental revenues collected) to BTVC for the management of Paces Commons. For the first three quarters of 1994, the Company paid property management fees of $112,000, which represented management fees for Paces Commons and Oakbrook. With the acquisition of BTVC in October 1994, the Company began to manage its own properties and no longer pays property management fees.

In addition to property management fees, the Company paid an advisory fee of $201,000 (4.65 percent of net cash available for distribution as defined by the Advisory Agreement) to BNE Advisory Group in 1993. Advisory fees for the first three quarters of 1994 were $153,000. With the acquisition of BTVC, the Company terminated its advisory contract with BNE Advisory Group and became self-advised, thereby eliminating all future advisory fees.

Administrative expense totaled $622,600, $245,700, and $188,300 in 1994, 1993, and 1992 respectively. Increases are due primarily to implementation of directors' and officers' insurance coverage effective October, 1993 and the assumption of property management activities in October, 1994.

Funds From Operations

FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures". The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

Through 1991, FFO remained generally unchanged. In 1992, FFO increased 6.1 percent to $1.39 per share. This increase was attributable to the increase in restaurant rental payments occasioned by the introduction of fried chicken and several other new products at the Company's restaurant properties. FFO in 1993, excluding a special charge to income of $600,000, increased by 4.3 percent to $1.45 per share ($1.24 net of the special charge). This increase was due to the acquisition of Paces Commons Apartments. For 1994, FFO, excluding special charges of $519,000, was $1.55 per share ($1.37 net of the special charge), an increase of 6.9 percent over 1993.

Net Income

Net income for the years 1988 through 1991 ranged between $1.03 and $1.06 per share ($2,961,000 to $3,032,000). In 1992, net income increased to $1.11 per share ($3,159,000), which was attributable to the increase in restaurant rental payments that resulted from the introduction of fried chicken and several other new products at the Company's restaurants. Net income for 1993 totaled $2,455,000 or $0.86 per share after a special charge of $600,000 which was related to the write off of certain costs incurred as part of the attempted "roll-up" transaction (see discussion at Item 1. Business). If not for the special charge, net income for 1993 would have been $3,055,000 or $1.07 per share.

For 1994, net income declined 6.3 percent to $2,302,000 or $0.80 per share after special charges of $519,000. Of this charge $377,000 was related to the write-off of certain expenses incurred as part of the attempted "roll-up" transaction and $142,000 was related to the write-off of deferred loan costs incurred upon the refinancing of Paces Commons, Oakbrook and Latitudes apartments. If not for the special charge, net income for 1994 would have been $2,820,000 or $0.98 per share. The disparity in the trends of FFO and net income results from the increase in depreciation expense (a deduction in determining net income, but not a factor in FFO) related to the apartment properties.

Dividends

The Company paid dividends of $1.24 in 1988 and $1.36 per share in the years 1989 and 1990. In response to several quarters of negative sales trends and the reduction in minimum rent effective June 30, 1991, the Company reduced its quarterly dividend in July, 1991 by $.03 per share to $.31 per quarter. The Company has maintained the per share dividend at this level since that time. As a result, the Company has paid dividends of $1.30 in 1991 and $1.24 per share in the years 1992, 1993 and 1994.


The Company's dividend payout ratio (the ratio of dividends paid to FFO, which excludes the special charges to income in 1993 and 1994) was 94.6 percent for 1988, 103.0 percent for 1989, 100.7 percent for 1990, 99.2 percent for 1991, 89.2 percent for 1992, 85.7 percent for 1993 and 80.1 percent for 1994.

Liquidity and Capital Resources

Capitalization

Prior to acquiring its first apartment community, the Company's capital requirements were minimal as all capital expenses related to the restaurants were borne by BNE under the terms of the master lease. In order to acquire Paces Commons, Oakbrook, BTVC, Latitudes and Harris Hill, the Company has incurred additional debt and issued additional common stock. The additional debt consists of first mortgages secured by the acquired apartment communities and draws against the Company's credit lines. As the Company continues to acquire apartment properties, it is likely that the Company will incur additional long-term debt and seek additional equity capital.
The Company is committed to reducing its exposure to variable rate debt. During 1994, the Company converted $31,100,000 of variable rate mortgages to fixed rates.

At December 31, 1994, the Company's total book capitalization was
$94,851,000.  This was comprised of   $27,968,000 of shareholders' equity
and $66,883,000 of debt. At December 31, 1993, the Company had 2,850,000 shares of common stock outstanding. On October 1, 1994, an additional 140,990 shares were issued in conjunction with the acquisition of BTVC.

As of December 31, 1994, the Company's debt was comprised of $7,056,000 in notes payable to affiliates; $41,577,000 of first mortgages; and $18,250,000 outstanding under a $20,000,000 secured revolving credit facility. The notes payable to affiliates consist of a $6,100,000 note payable to BNE and a $956,300 note payable to Boddie Investment Company ("BIC"), with interest at 30 Day LIBOR plus 150 basis points capped at 8.0%, interest only paid quarterly, due in full May, 1999.

The Company's mortgage debt is as follows:

         - a $12,000,000 mortgage note at 8.625 percent, interest only paid monthly, due in full June 15, 1995. Secured by a mortgage on fourteen restaurant properties and assignment of the master lease as it relates to such properties. Outstanding balance at December 31, 1994, was $4,000,000.

         - a $11,000,000 mortgage note, payable in monthly installments of $85,813 including principal and interest at 8.125 percent through September, 1999, subject to adjustment annually thereafter to the Moody's A Corporate Bond Index Daily Rate plus 0.125 percent, with a balloon payment October, 2019. May be prepaid in whole or part subject to certain fees. Secured by a deed of trust and assignment of the rents of Paces Commons. Outstanding balance at December 31, 1994, was $10,977,000.

         - a $13,450,000 mortgage note, payable in monthly installments of $107,850 including principal and interest at 8.45 percent through December 1999, due in full on January 1, 2000. May be prepaid in whole or part subject to certain fees. Secured by a deed of trust and assignment of the rents of Latitudes. Outstanding balance at December 31, 1994, was $13,450,000.

         - a $6,650,000 mortgage note, payable in monthly installments of $50,711 including principal and interest at 7.86 percent through December, 1997, then at the Moody's A Corporate Bond Index Daily Rate minus 0.125 percent, due in full on January 1, 2020. May be prepaid in whole or part subject to certain fees. Secured by a deed of trust and assignment of the rents of Oakbrook. Outstanding balance at December 31, 1994, was $6,650,000.

         - a $6,500,000 mortgage note, payable in monthly installments equal to the principal component of the equal monthly payment which would be required to fully amortize the loan at an interest rate of 8.0 percent over a 25 year term and interest at a variable rate equal to the 30 Day LIBOR rate plus 1.85 percent through December 22, 1995, then at a variable rate equal to the 30 Day LIBOR rate plus 2.35 percent, due in full on December 28, 1997. May be prepaid in whole or part subject to certain fees. Secured by a deed of trust and assignment of the rents of Harris Hill. Outstanding balance at December 31, 1994, was $6,500,000.

The Company has a $20,000,000 credit facility ("Credit Facility") arranged through NationsBank and First Union National Bank ("Banks"). The Credit Facility bears interest at the Company's option at 30, 60, or 90 day LIBOR plus 162.5 basis points or at the floating CD rate plus 162.5 basis points or the prime rate. The Company may prepay any outstanding amounts under the Credit Facility, in whole or in part without penalty. At December 31, 1994, the outstanding balance under the credit facility was $18,250,000. The Credit Facility is secured by a Deed of Trust and Security Agreement on 20 of the Company's restaurant properties. As further security, BNE has entered into a Purchase Agreement under which the Banks can require BNE, in the event of a default, to purchase the pledged restaurants for an aggregate purchase price equal to the lesser of $20,000,000 or the principal and interest then outstanding. The proceeds from the mandated purchase would be paid directly to the Banks in satisfaction of the Credit Facility. In lieu of purchasing the restaurants, BNE has the option to purchase the Credit Facility from the Banks for the amount then outstanding under the Credit Facility.

The Company has obtained a commitment from the Banks to extend the maturity date of the Credit Facility to April 30, 1996, and to increase the amount of the facility to $24,000,000. As a result, the Company will add four additional restaurants to the Deed of Trust and Security Agreement and BNE has agreed to add four additional restaurants to the Purchase Agreement.
The Company intends to draw an additional $4,000,000 against this line to pay the final installment on the restaurant mortgage loan at its maturity in June 1995.

In addition to the Credit Facility, the Company has an unsecured revolving line of credit of $2,000,000 with BNE. This line bears interest at the prime rate. At December 31, 1994, there were no draws on this line.


Cash Flow

For the years 1988 through 1992, cash flow from operating activities was generally consistent, at approximately $3.8 million in all years except 1991, in which cash flow from operating activities was approximately $3.4 million. In each of those years the Company utilized its cash flow principally to fund dividend payments.

During 1993, the Company generated $4,066,000 of net cash provided by operating activities, an increase of 5.5 percent over 1992. The increase was primarily attributable to the acquisition of Paces Commons Apartments in June, 1993. Net cash provided by operating activities increased by 10.6 percent to $4,496,000 in 1994. The increase was attributable to Paces Commons having been included for the entire period and cash flow from the properties acquired in 1994 (BTVC and Oakbrook, Latitudes and Harris Hill apartments) which more than offset the decrease in restaurant rental revenue.

Net cash used by investing activities increased from $134,000 in 1992 to $16,366,000 in 1993 due to the acquisition of Paces Commons Apartments and payments of $2,014,000 of deferred acquisition and financing costs. In 1994, cash used by investing activities increased to $19,239,000. This increase was primarily attributable to the acquisition of Oakbrook and Harris Hill apartments.

Net cash flows from financing activities increased from a negative $3,534,000 in 1992 (primarily for payment of dividends) to positive $11,360,000 in 1993. This $14.8 million increase was the result of borrowing activity ($18,950,000 of borrowings which were used to purchase Paces Commons Apartments and to make a $4,000,000 principal payment against the mortgage note on the restaurant properties). In 1994, net cash provided by financing activities increased to $15,573,000. This increase of $4.2 million was also due primarily to borrowings related to acquisitions ($22,500,000 in borrowings associated with the acquisition of Oakbrook and Harris Hill apartments and $817,000 net proceeds from the refinancing of Paces Commons, Oakbrook, and Latitudes apartments, offset by the repayment of $4,167,000 of outstanding principal).

The Company has elected and expects to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such the Company generally will not be subject to federal or state income taxes on net income. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95 percent of their ordinary taxable income as dividends. The Company intends to pay dividends quarterly, expects that these dividends will substantially exceed the 95 percent taxable income test and anticipates that all dividends will be paid from current FFO.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Inflation

Management does not believe that inflation poses a material risk to the Company. The leases are the Company's apartment properties are short-term in nature. The majority of the apartment leases are for terms of one year or less, with none longer than two years. All apartment leases allow, at the time of renewal, for adjustments in the rent payable thereunder and thus enable the Company to seek increases in rents to compensate for increases in expenses brought about by inflation. In addition, the apartment lease agreements give the Company the right to terminate any lease at the end of its term on sixty days notice. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance cost on the lessee.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Set forth below is a listing and brief biography of each of the directors of the Company as of December 31, 1994. The Board of Directors consists of five directors, whose terms of office expire annually. All of the directors have served in that capacity since the Company's formation in 1987.

    Name                        Age                             Position

 B. Mayo Boddie                 65            Chairman of the Board, Director
 Nicholas B. Boddie             67            Vice Chairman, Director
 James B. Powers                70            Director
 William H. Stanley             69            Director
 Richard A. Urquhart, Jr.       76            Director


B. Mayo Boddie - Chairman of the Board of Directors. Mr. Boddie was a founder of the Company and a co-founder of Boddie-Noell Enterprises, Inc. ("BNE")in 1961 and serves as Chairman of the Board of both companies. Mr. Boddie serves as a director of First Union National Bank of North Carolina, Factory Stores of America, which is a publicly traded REIT, North Carolina Wesleyan College, the East Carolina Council of Boy Scouts of America, a member of the Board of Visitors of the Kenan-Flagler Business School (University of North Carolina at Chapel Hill) and is President of the Rocky Mount Chamber of Commerce. He attended the University of North Carolina at Chapel Hill.

Nicholas B. Boddie - Vice Chairman and Director. Mr. Boddie was a co-founder of BNE in 1961 and is currently Vice-Chairman and a director of that company. He is a director of First Union National Bank of Rocky Mount, Lake Waccamaw Boys and Girls Home of North Carolina, East Carolina Council of Boy Scouts and Rocky Mount Junior Achievement. Mr. Boddie attended the University of North Carolina at Chapel Hill. He is the brother of B. Mayo Boddie.

James B. Powers - Director. Mr. Powers is retired from the position of Chairman of the Board of Directors and Chief Executive Officer of The Planters Corporation and The Planters National Bank and Trust Co. in Rocky Mount, North Carolina, which he held from 1984 to 1989. Planters National Bank and Peoples National Bank merged in 1990 to form Centura Bank and Trust Company.

William H. Stanley - Director. Mr. Stanley is retired from the position of Chairman of the Board of Peoples Bank and Trust Company, Rocky Mount, North Carolina, which he held from 1975 to 1985 and Chairman of the Board and Chief Executive Officer of Peoples Bank Corporation from 1982 to 1985.


Richard A. Urquhart, Jr. - Director. Mr. Urquhart is a retired certified public accountant, and was a partner in the public accounting firm of KPMG Peat Marwick. Mr. Urquhart is also a former Chairman of the Board of Trustees of Rex Hospital, Raleigh, North Carolina and is a former director of Golden Corral Restaurant Real Estate Investment Trust.

Executive Officers

Set forth below is a listing and brief biography of each of the executive officers of the Company as of December 31, 1994.


     Name              Age                         Position                            Officer Since

 D. Scott Wilkerson    37       President                                             October, 1994
 Philip S. Payne       43       Executive Vice President, Chief Financial Officer     October, 1994
 Douglas E. Anderson   47       Vice President, Secretary                             1987
 W. Craig Worthy       42       Vice President, Treasurer                             1987
 Lisa K. McCourt       31       Vice President, Property Management Services          October, 1994
 Pamela B. Novak       41       Vice President, Controller                            October, 1994




D. Scott Wilkerson - President. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, Charlotte, North Carolina, serving as Tax Manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. He joined BT Venture Corporation ("BTVC") in 1987 and served in various officer level positions, including vice president of administration and finance and vice president for acquisitions and development before becoming president in January 1994. Mr. Wilkerson received a B.S. degree in accounting from the University of North Carolina at Charlotte in 1980. He is a C.P.A. and licensed real estate broker. He has been active in various professional, civic and charitable activities.

Philip S. Payne - Executive Vice President and Chief Financial Officer. Mr. Payne joined BTVC in 1990 as vice president of capital market activities and became executive vice president and chief financial officer in January 1993. From 1987 to 1990 he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987 he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law. He received a B.S. degree from the College of William and Mary in 1973 and a J.D. degree in 1978 from the same institution.

Douglas E. Anderson - Vice President and Secretary. Mr. Anderson has served as vice president and secretary of The Company since its inception in 1987. He has been with BNE since 1977 and is currently a director, executive vice president and secretary of BNE, primarily responsible for supervising financial and other administrative activities. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of BNE. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina, the Educational Foundation of the University of North Carolina and is a former director of Golden Corral Real Estate Investment Trust. He received a B.S. degree in accounting from the University of North Carolina of Chapel Hill in 1970.

W. Craig Worthy - Vice President and Treasurer. Mr. Worthy has served as vice president and treasurer of The Company since its inception in 1987. He is a certified public accountant and has been employed by BNE since 1979. Mr. Worthy is currently senior vice president and chief financial officer of BNE. He serves as a director of First Union Bank of Rocky Mount, North Carolina. He received a B.A. degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina in 1977.

Lisa K. McCourt - Vice President, Property Management Services. Ms. McCourt has been vice president of property management since 1993. She joined BTVC in 1989 as a community manager and was promoted to regional property manager and oversaw all apartment and shopping center operations in the Raleigh-Durham-Chapel Hill area of North Carolina and Virginia Beach, Virginia. Prior to joining the Company, she worked for eight years in property management with fee-managed properties for Boyd & Hassell Property Management Company.

Pamela B. Novak - Vice President and Controller. A certified public accountant, Ms. Novak joined BTVC in 1993 as controller. From 1984 to 1993, she was employed by Ernst & Young as an audit manager. She received a B.S. in accounting from the University of North Carolina at Charlotte in 1984.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Officers

The following table sets forth the annual and long-term compensation of the Company's chief executive officer and the executive officers whose salaries and bonuses exceed $100,000 per year on an annual basis.


                                                                         Long Term Compensation
                                        Annual Compensation                Awards           Payouts
       Name and                                            Other      Restr.     Options/                 All
      Principal                                            Annual     Stock       No. of      LTIP       Other
       Position          Year      Salary      Bonus       Comp.      Awards      Shares    Payouts      Comp.

 B. Mayo Boddie          1994        -0-         -0-         -0-        -0-         -0-        -0-         -0-
 Chairman of the         1993        -0-         -0-         -0-        -0-         -0-        -0-         -0-
 Board of                1992        -0-         -0-         -0-        -0-         -0-        -0-         -0-
 Directors (1)

 D. Scott Wilkerson,     1994    $27,693         -0-         -0-        -0-      50,000        -0-        $160
 President (2) (3)       1993        n/a         n/a         n/a        n/a         n/a        n/a         n/a
                         1992        n/a         n/a         n/a        n/a         n/a        n/a         n/a

 Philip S. Payne,        1994    $27,693         -0-         -0-        -0-      50,000        -0-         -0-
 Executive Vice          1993        n/a         n/a         n/a        n/a         n/a        n/a         n/a
 President and Chief     1992        n/a         n/a         n/a        n/a         n/a        n/a         n/a
 Financial Officer
 (2)


(1) Mr. Boddie also served in the capacity of chief executive officer from the Company's formation through September 30, 1994.

(2) Messrs. Wilkerson and Payne were named to the positions identified herein effective October 1, 1994 and serve under employment agreements that provide for annual base salaries of $120,000. Compensation shown on the table reflects actual payments made during the period October 1 through December 31, 1994.

(3) Mr. Wilkerson received additional compensation as reimbursement for automobile mileage.

Option/SAR Grants in the Last Fiscal Year:



                                      Individual Grants                      Potential Realizable Value
                                  % of Total      Per                      at Expiration Based on Assumed
                        Options    Options       Share                      Annual Rates of Stock Price
                        Granted   Granted to   Exercise    Expiration      Appreciation for Option Term*
         Name          (Shares)   Employees      Price       Date         0%           5%             10%

 B. Mayo Boddie           -0-          -0-           -            -       -0-            -0-             -0-

 D. Scott
 Wilkerson (1)         50,000       31.25%      $13.75    Oct. 2004      $-0-       $432,365      $1,095,698

 Philip S. Payne (1)   50,000       31.25%      $13.75    Oct. 2004      $-0-       $432,365      $1,095,698

 Stock price per
 share                      -            -           -            -    $13.75         $22.40          $35.66

 All optionees        160,000      100.00%      $13.75    Oct. 2004      $-0-     $1,383,568      $3,506,233

 All stockholders at
 12/31/94                   -            -           -            -         -    $25,863,991     $65,544,432

 Optionees' gain as
 % of all
 stockholders' gain         -            -           -            -         -          5.35%           5.35%


*Amounts shown reflect the difference between the value at assumed appreciation rates and the exercise price at the expiration date.

(1) Options vest at 12,500 shares per year over a four-year period beginning October, 1995 and ending October, 1998.



Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values:



                          Shares                     Number of Securities
                         Acquired               Underlying Unexercised Options   Value of Unexercised In-the-Money
                            on         Value          at Fiscal Year End             Options at Fiscal Year End
         Name            Exercise    Realized      Exercisable/Unexercisable         Exercisable/Unexercisable

 B. Mayo Boddie             n/a        n/a             n/a             n/a               n/a                n/a

 D. Scott
 Wilkerson (1)              -0-        -0-             -0-          50,000               -0-                -0-

 Philip S. Payne (1)        -0-        -0-             -0-          50,000               -0-                -0-



(1) Options vest at 12,500 shares per year over a four-year period beginning October, 1995 and ending October, 1998.

Long-term Incentive Plan Awards:  None

Defined Benefit or Actuarial Plan:  None

Compensation of Directors

The Company pays directors' fees to each director who is not an officer of the Company or of Boddie-Noell Enterprises, Inc. During the year ended December 31, 1994, Mr. James B. Powers, Mr. William H. Stanley, and Mr. Richard A. Urquhart, Jr. were each paid an annual retainer of $7,500 plus a fee of $750 for each of nine Board meetings attended in person during the period. Mr. B. Mayo Boddie and Mr. Nicholas B. Boddie did not receive any compensation.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

In October, 1994 the Company entered into substantially identical employment agreements with D. Scott Wilkerson (President) and Philip S. Payne (Executive Vice President). These three-year agreements, subject to automatic renewal for additional three-year periods, provide for initial annual base salaries of $120,000 and participation in an incentive compensation plan to be established by the Company. The agreements provide for severance payments equal to base salary for the period ending the earlier of March 1, 1998 or 12 months from the date of termination in the event of termination without cause, or base salary for the period ending the later of October 1, 1997 or 6 months from the date of termination in the event of change in control of the Company.

Repricing of Options:  None

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was or is a paid officer or employee of the Company.

Board Compensation Committee Report on Executive Compensation

This report is provided by the Management Compensation Committee of the Board of Directors (the "Committee")to assist shareholders in understanding the Committee's objectives and procedures in establishing the compensation of the Company's Executive Officers.

The Committee is responsible for establishing and administering the Company's executive compensation plan. It is made up of the Company's three outside directors and Douglas E. Anderson, who is a non-compensated officer of the Company.

Prior to the acquisition of BTVC the Company had no paid officers or employees. Upon the acquisition of BTVC, the executive officers of BTVC became the executive officers of the Company with the terms and conditions of their employment remaining substantially the same as those that were in place with BTVC.

The Committee is currently developing a comprehensive compensation plan for its executive officers. The Committee believes that compensation of the Company's executive officers should link rewards to business results and shareholder returns; encourage creation of shareholder value and achievement of strategic objectives; maintain an appropriate balance between base salary and short- and long-term incentive opportunity; attract and retain, on a long term basis, high caliber personnel; and provide total compensation opportunity that is competitive with other REITs, taking into account relative company size and performance as well as individual responsibilities and performance. It is expected that this plan will consist of three key elements: Base Pay, Short-Term Incentives and Long-Term Incentives.

Base pay for the Company's executive officers is expected to be in line with that paid by other REITs, taking into account the size of the Company and individual responsibilities and performance, and will be reviewed annually.

Short-term Incentives, generally cash payments, will be based on the attainment of certain targeted performance results. Such targets may include measures such as total shareholder return, reported and operating earnings, funds from operations and cash flow. Actual individual awards will depend on assessments of individual and Company success in meeting the specified targets.

Long-term Incentives may include a variety of incentives including stock options, stock appreciation rights and direct grants of the Company's stock. The Company, with the approval of its shareholders, adopted a Stock Option and Incentive Plan on August 4, 1994. The Company has reserved 280,000 shares of the Company's common stock for issuance under the plan. On October 17, 1994, options to purchase 160,000 shares at $13.75 per share (the fair market value of the stock on the grant date) were granted to certain executive officers. The options vest on a schedule of one-fourth of the granted options per year beginning on October 17, 1995. The granted options have a ten-year term.

1994 Compensation of D. Scott Wilkerson, President
D. Scott Wilkerson became President of the Company on October 1, 1994. Mr. Wilkerson's employment contract provides for base pay of $120,000 per year with provision for short-term incentive compensation of up to 50 percent of base pay. For the period October 1, 1994, to December 31, 1994, Mr. Wilkerson received compensation of $27,900. This was comprised entirely of base pay. No short-term incentive compensation was provided. As long-term incentive compensation, Mr. Wilkerson was granted options to purchase 50,000 shares of the Company's stock at $13.75 per share (the fair market value of the stock on the grant date. The options vest on a schedule of one-fourth of the granted options per year beginning on October 17, 1995. The granted options have a ten-year term.


March 24, 1995                          Management Compensation Committee

                                                  James B. Powers

                                                  William H. Stanley

                                                  Richard A. Urquhart, Jr.

                                                  Douglas E. Anderson

Company Stock Price Performance

The following line graph compares cumulative total shareholder return for the Company with a performance indicator of the overall stock market, the S&P 500 Stock Index ("S&P 500"), and a national recognized industry index, the National Association of Real Estate Investment Trusts ("NAREIT") index of equity REITs, for the last five fiscal years.

                    COMPARISON OF CUMULATIVE TOTAL RETURN
    Among The Company, the NAREIT Equity REIT Index and the S&P 500 Index
                       Fiscal Years Ending December 31
    Assumes $100 Invested on December 31, 1989 with Dividends Reinvested




                            (GRAPH APPEARS HERE)



Data points:
                          1989  1990  1991  1992  1993  1994

          The Company     100   100   153    173   211   191
          NAREIT          100    85   115    132   157   163
          S&P 500         100    97   126    136   150   152


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 13, 1995 (i) by each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) by each of the Company's directors, (iii) by each of the executive officers for whom compensation information is provided in Item 11 herein and (iv) by all directors and executive officers who served as directors and executive officers at December 31, 1994 as a group.



                                                                       Shares Beneficially Owned
   Directors, Officers and Five Percent (5%) Shareholders              Number           Percent

 PRINCIPAL SHAREHOLDERS - (none)                                              -                -
 DIRECTORS
 B. Mayo Boddie (1)                                                       73,551             2.46
 Nicholas B. Boddie (1)                                                   73,551             2.46
 James B. Powers                                                           3,500             0.12

 William H. Stanley                                                        3,000             0.10
 Richard A. Urquhart, Jr.                                                    100             0.00
 OTHER EXECUTIVE OFFICERS
 D. Scott Wilkerson                                                       39,570             1.32
 Philip S. Payne                                                          39,570             1.32


 All directors and executive officers as a group (11 persons)            315,875            10.55



(1) Includes 1,856 shares each to be issued as part of the acquisition of BTVC.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and B. Mayo Boddie and Nicholas B. Boddie.

B. Mayo Boddie, Chairman of the Board of Directors of the Company, is Chairman of the Board of Directors and Chief Executive Officer of BNE. At December 31, 1994, Mr. B. Boddie beneficially owned 71,695 shares and was entitled to receive an additional 1,856 shares as additional compensation related to the acquisition of BTVC (see "The Company and BTVC" below). Following the issuance of the additional shares, Mr. B. Boddie will beneficially own 73,551 shares or 2.46 percent of the outstanding common stock of the Company. Nicholas B. Boddie is Vice Chairman and director of both the Company and BNE. At December 31, 1994, Mr. N. Boddie beneficially owned 71,695 shares and was entitled to receive an additional 1,856 shares as additional compensation related to the acquisition of BTVC (see "The Company and BTVC", below). Following the issuance of the additional shares, Mr. N. Boddie will beneficially own 73,551 shares or 2.46 percent of the outstanding common stock of the Company.

B. Mayo Boddie and Nicholas B. Boddie were Chairman and Vice Chairman, respectively, and directors of BNE Advisory Group, Inc., an affiliate of BNE. From the inception of the Company until October 1, 1994, BNE Advisory Group was the Advisor to the Company (see "The Company and BNE Advisory Group" below).

B. Mayo Boddie and Nicholas B. Boddie were the sole shareholders and directors of BTVC. From June 1993 until October 1, 1994, BTVC was the management agent for the Company's apartment properties. On October 1, 1994, the Company acquired BTVC (see "The Company and BTVC" below).

B. Mayo Boddie and Nicholas B. Boddie are the sole shareholders and directors of Boddie Investment Company ("BIC"). BIC is the general partner of the various limited partnerships which own nine of the apartment properties and three shopping centers managed on a fee basis by the Company (see "The Company and Boddie Investment Company" below).

B. Mayo Boddie and Nicholas B. Boddie do not receive any compensation from the Company for their services as Chairman, Vice Chairman or directors of the Company.

The Company and Certain Officers

Douglas E. Anderson is Vice President and Secretary of the Company and is a director, Executive Vice President and Secretary of BNE. He is also President of BNE Land and Development Company, the real estate development division of BNE, and Vice President of BIC. Mr. Anderson does not receive any compensation from the Company. Mr. Anderson owns 42,471 shares of the Company's common stock. Mr. Anderson is a trustee of the BNE Savings and Employee Retirement Plan.

W. Craig Worthy is Vice President and Treasurer of the Company and is Senior Vice President and Chief Financial Officer of BNE. He is also a Vice President of BIC. In 1994, Mr. Worthy was granted options to purchase 30,000 shares of the Company's common stock. The exercise price of these options is $13.75 per share and vest on a schedule of 7,500 shares in October 1995, 1996, 1997 and 1998. Other than the granted options, Mr. Worthy does not receive compensation from the Company. Mr. Worthy owns 40,462 shares of the Company's common stock. Mr. Worthy is a trustee of the BNE Savings and Employee Retirement Plan.

The Company and BNE

In 1987 the Company purchased 47 existing Hardee's restaurant properties from BNE Realty Partners, Limited Partnership, an affiliate of BNE, for an aggregate purchase price of $43,243,000, or an average purchase price of $920,000 per property. The restaurants were being operated prior to acquisition and are currently being operated by BNE under franchise agreements with Hardee's Food Systems, Inc. Concurrent with the acquisition of the properties, the properties were leased to BNE under a triple net lease (" Master Lease"). The Master Lease has a primary term of 15 years, grants BNE three five-year renewal options and provides for rent equal to 9.875 percent of net restaurant sales, subject to a minimum annual rent of 8 percent of the purchase price.

BNE, a privately owned corporation headquartered in Rocky Mount, North Carolina, opened its first Hardee's restaurant in 1962 and currently operates approximately 380 Hardee's restaurants in seven states. Based on the number of franchised restaurants, BNE is the second largest Hardee's franchisee. BNE also engages in real estate development and other activities.

For the period ended December 31, 1994, the Master Lease with BNE resulted in rental income of $5,047,000.

Because the Master Lease is a triple net lease, BNE is responsible for all taxes, utilities, insurance, maintenance and alteration expenses relating to the operation of the restaurant properties.


BNE has extended to the Company an unsecured revolving line of credit of up to $2,000,000. The line of credit bears interest at a floating rate per annum equal to the prime rate of First Union National Bank of North Carolina. During 1994, draws of $1,100,000 were made and repaid. Interest paid under this line in 1994 was $18,000. At December 31, 1994, there were no draws against this line.

With the acquisition of BTVC in October, 1994 the Company assumed a note payable to BNE in the amount of $6,100,000. The note bears interest at a floating rate equal to the 30 Day LIBOR rate plus 150 basis points capped at 8.0 percent. Payments are interest only and paid quarterly. The note is due in full on May 1, 1999. During 1994, the Company recorded interest on this note to BNE in the amount of $105,500.

As additional security for the Company's $20,000,000 Credit Facility, BNE has entered into a purchase agreement under which the lending banks can require BNE, in the event of a default, to purchase up to 20 restaurant properties for an aggregate purchase price equal to the lesser of $20,000,000 or the principal and interest then outstanding. The proceeds from the mandated purchase would be used to satisfy the Credit Facility. In lieu of purchasing the restaurants, BNE would have the option to purchase the Credit Facility for the amount then outstanding. To facilitate the extension and expansion of the Company's Credit Facility, BNE has agreed to increase the purchase agreement to include 24 restaurants or $24,000,000.

The BNE Savings and Employee Retirement Plan owns 89,250 shares of the Company's common stock.

The Company and BNE Advisory Group

From the inception of the Company until October 1, 1994, BNE Advisory Group, an affiliate of BNE, served as the advisor to Company. As advisor BNE Advisory Group provided administrative services to the Company and managed the day-to-day operations of the Company. In addition, BNE Advisory Group provided executive and administrative personnel and office space for such personnel to the Company.

As compensation for such services, the Company agreed to pay BNE Advisory Group an annual fee equal to 4.65 percent of the Company's net cash available from operations. In addition, the Company agreed to indemnify the advisor and each of its directors, officers and employees against expense of liability arising out of such person's activities in rendering services to the Company, provided that the conduct against which the claim is made was determined by such person, in good faith, to be in the best interests of the company and was not the result of negligence or willful misconduct. Such indemnification is subject to certain limitations where claims under securities laws are involved.

During the first three quarters of 1994, the Company paid BNE Advisory Services fees in the amount of $153,000. With the acquisition of BTVC on October 1, 1994, the Company terminated its advisory contract with BNE Advisory Services.

The Company and BIC

With the acquisition of BTVC, the Company assumed fee management of ten apartment properties and three shopping centers on October 1, 1994. BIC is the general partner of the various limited partnerships which own nine of the apartment properties and the three shopping centers managed by the Company. For its management services the Company receives certain property management and administrative fees (generally 5 percent of apartment revenues collected and 3 percent of shopping center revenues collected) from those limited partnerships. In addition the Company receives reimbursement for certain expenses. For the period of October 1, 1994, to December 31, 1994, the Company received management fees of $276,000 and expense reimbursement of $39,000.

With the acquisition of BTVC in October, 1994 the Company assumed a note payable to BIC in the amount of $956,000. The note bears interest at a floating rate equal to the 30 Day LIBOR rate plus 150 basis points capped at 8.0 percent. Payments are interest only and paid quarterly. The note is due in full on May 1, 1999. During 1994, the Company recorded interest on this note to BIC in the amount of $16,900.


The Company and BTVC

Prior to the acquisition of BTVC on October 1, 1994, the Company contracted with BTVC to provide management services for its two apartment properties, Paces Commons and Oakbrook. Under the management agreement BTVC was responsible for the leasing, maintenance, rent collection, property accounting and day-to-day operations of these properties. As compensation for these services, the Company agreed to pay a management fee equal to 5 percent of the rental and other revenue collected and to reimburse BTVC for certain expenses. For the first three quarters of 1994, the Company paid BTVC property management fees of $112,000 and expense reimbursements of $23,000. With the acquisition of BTVC on October 1, 1994, the Company began to manage its own properties.

On October 1, 1994, the Company acquired by merger BTVC. B. Mayo Boddie and Nicholas B. Boddie, who are Chairman and Vice Chairman and directors of the Company, were the sole shareholders of BTVC. The acquisition of BTVC was made pursuant to a Proxy Statement which was filed with the Securities Exchange Commission on June 15, 1994. The acquisition was approved by the Company's shareholders at its Annual Meeting on August 4, 1994, and was also approved by the Company's debt holders. As a result of the acquisition, B. Mayo Boddie and Nicholas B. Boddie received substantial compensation comprised of cash, shares of the Company's common stock and relief from certain debt and contractual and contingent obligations. In addition, they are entitled to receive additional shares of the Company's common stock in the event the Company meets certain performance standards.

The contract purchase price for BTVC was $23,112,000 (the "Initial Consideration"). The Initial Consideration was paid by the Company as follows: (i) $91,000 in cash; (ii) assumption of $21,251,000 in indebtedness and other liabilities (including the current liability for outstanding accounts payable, accrued expenses, and tenant security deposits as of September 30, 1994); and (iii) 134,610 shares of the Company's common stock valued at $1,899,000 (value based on a price of $14.1125 per share which was the average closing price for the 20 trading days ending on the third business day prior to the closing of the acquisition).

The acquisition agreement, provides for additional consideration of up to $1,700,000 if the Company meets or exceeds certain performance standards in the future (the "Additional Consideration"). The Additional Consideration will be payable in shares of common stock or cash, at the option of the Company, on a quarterly basis over a period of up to 14 quarters commencing with the quarter ended December 31, 1994. The Additional Consideration is contingent upon the Company generating funds from operations, as adjusted for additional non-cash items such as acquisition expenses and loan cost charge-offs ("Adjusted FFO"), which equals or exceeds certain agreed upon levels. Quarterly targets for Adjusted FFO range from $1,134,000 to $1,264,000, with a total cumulative target of $16,507,000 over the 14-quarter period.

The performance targets are cumulative. In the event the Company fails to meet a target in any particular quarter, the Additional Consideration will be deemed to be earned in a subsequent quarter if the cumulative Adjusted FFO meets or exceeds the cumulative Adjusted FFO specified in the schedule. To the extent the issuance of shares of the common stock to Messrs. Boddie and Boddie as Additional Consideration would cause the Company to become disqualified as a REIT, the BTVC shareholders will be paid cash in lieu of the shares that would result in the disqualification.

On October 1, 1994, the Company issued a total of 140,990 shares to Messrs. Boddie and Boddie as part of the Initial Consideration. This number of shares was issued based on a preliminary estimate of the outstanding accounts payable, accrued expenses, and tenant security deposits as of September 30, 1994. Upon further review, it was determined that 6,380 shares had been issued in excess of the amount required by the acquisition agreement ("excess shares"). During the fourth quarter of 1994, the Company attained the financial targets specified for Additional Compensation. At December 31, 1994, Messrs. Boddie and Boddie are entitled to Additional Compensation, net of the excess shares previously paid, of $49,647 ($141,667 less the value of excess shares previously issued), to be paid in the form of 3,712 shares of common stock during the first quarter of 1995.


Assuming the maximum amount of Additional Consideration is earned and paid, the Company will issue approximately 121,000 additional shares. This would result in total consideration for the acquisition of BTVC, including the assumption of debt and liabilities, of approximately $24,941,000.

As part of the indebtedness assumed by the Company in the acquisition of BTVC, the Company assumed a note payable to BNE in the amount of $6,100,000 and a note payable to BIC in the amount of $956,000. Both notes bear interest at a floating rate equal to the 30 Day LIBOR rate plus 150 basis points capped at 8.0%. Payments are interest only and paid quarterly. The notes are due in full on May 1, 1999. During 1994, the Company recorded interest on these notes to BNE in the amount of $105,500 and to BIC in the amount of $16,900.

At the time of the acquisition, BTVC was an integrated real estate management, development and acquisition Company that owned one apartment property and managed an additional twelve apartment communities, including two owned by the Company, and three shopping centers. As result of the acquisition, the Company succeeded to BTVC's third-party management business. As part of the acquisition, Messrs. Boddie and Boddie have indemnified the Company, subject to certain limitations, against any claim against the Company which inures to the Company as a result of its being the successor-in-interest to BTVC.

    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


       INDEX TO FINANCIAL STATEMENTS                                                           PAGE

 Financial Statements and Notes:
    Report of Independent Accountants                                                         28

    Balance Sheets as of December 31, 1994 and 1993                                           29
    Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992             30
    Statements of Shareholders' Equity for the Years Ended
       December 31, 1994, 1993 and 1992                                                       31
    Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992             32
    Notes to Financial Statements                                                             33
 Schedules:
    Schedule III - Real Estate and Accumulated Depreciation                                   40



The financial statements and schedule are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

The exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrant and are herein incorporated by reference thereto.

The Registrant agrees to furnish a copy of all agreements related to long- term debt upon request of the Commission.

                              INDEX TO EXHIBITS


  Exhibit
    No.

  2*         Agreement and Plan of Merger between BT Venture Corporation and Boddie-Noell Restaurant
             Properties, Inc. (filed as Exhibit (2)-2 to Boddie-Noell Properties, Inc. Current Report
             on Form 8-K dated October 1, 1994, and incorporated herein by reference)
  3.1*       Articles of Incorporation (filed as Exhibit 3(a) to Registration Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
  3.2*       By-Laws (filed as Exhibit 3(b) to Amendment No. 1 to Registration Statement No. 33-13155
             on Form S-11 and incorporated herein by reference)
 10.1*       Master Lease Agreement dated May 1, 1987, as amended (filed as Exhibit 10(b) to Amendment
             No. 2 to Registration Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
 10.2*       Indenture of Mortgage, Deed of Trust and Security Agreement dated May 1, 1987, as amended
             (filed as Exhibit 10(c) to Amendment No. 2 to Registration Statement No. 33-13155 on Form
             S-11 and incorporated herein by reference)
 10.3*       Assignment of Master Lease Agreement dated May 1, 1987, as amended (filed as Exhibit




             10(d) to Amendment No. 2 to Registration Statement No. 33-13155 on Form S-11 and
             incorporated herein by reference)
 10.4*       Note Purchase Agreement dated May 1, 1987, as amended (filed as Exhibit 10(e) to
             Amendment No. 2 to Registration Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
 10.5*       Put Agreement dated May 1, 1987, as amended (filed as Exhibit 10(f) to Amendment No. 2 to
             Registration Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
 10.6*       Acquisition Agreement by and among Boddie-Noell Restaurant Properties, Inc., BT Venture
             Corporation and Related Entities dated June 7, 1994 (filed as an exhibit in Schedule 14A of Proxy Statement dated June 15, 1994 and incorporated herein by reference)
 10.7*       Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and Incentive Plan effective
             August 4, 1994 (filed as an exhibit in Schedule 14A of Proxy Statement dated June 15,
             1994 and incorporated herein by reference)
 10.8        Form and description of Incentive Stock Option Agreements dated October 17, 1994 between the Company and certain officers
 10.9        Form and description of Nonqualified Stock Option Agreements dated October 17, 1994 between the Company and certain officers
 10.10       Form and description of Employment Agreements dated October 1, 1994 between the Company and certain officers
 11          Computation of Per Share Earnings
 13          Quarterly report to shareholders, Third Quarter, 1994, issued November, 1994
 27          Financial Data Schedule


    *  Incorporated herein by reference


        (b)  Reports on Form 8-K.

   The Company filed a Current Report on Form 8-K, dated October 1,
      1994, announcing the acquisition by merger of BT Venture
      Corporation.

   The Company filed a Current Report on Form 8-K, dated December 28,
      1994, announcing the purchase of Harris Hill Apartments.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BODDIE-NOELL PROPERTIES, INC.
                                   (Registrant)

 March 27, 1995                    /s/ Philip S. Payne
                                   Philip S. Payne
                                   Executive Vice President and Chief
                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 1995                    /s/ B. Mayo Boddie
                                  B. Mayo Boddie
                                  Chairman of the Board and Director


March 27, 1995                    /s/ D. Scott Wilkerson
                                  D. Scott Wilkerson
                                  President


March 27, 1995                    /s/ Philip S. Payne
                                  Philip S. Payne
                                  Executive Vice President and Chief
                                  Financial Officer


March 27, 1995                    /s/ Pamela B. Novak
                                  Pamela B. Novak
                                  Vice President and Controller


March 28, 1995                    /s/ Nicholas B. Boddie
                                  Nicholas B. Boddie
                                  Vice Chairman of the Board and Director


March 29, 1995                    /s/ James B. Powers
                                  James B. Powers
                                  Director


March 28, 1995                    /s/ William H. Stanley
                                  William H. Stanley
                                  Director


March 27, 1995                    /s/ Richard A. Urquhart, Jr.
                                  Richard A. Urquhart, Jr.
                                  Director

Report of Independent Public Accountants

To the Shareholders of
Boddie-Noell Properties, Inc.:

We have audited the accompanying balance sheets of Boddie-Noell Properties, Inc. (a Delaware corporation) as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boddie-Noell Properties, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/ ARTHUR ANDERSEN LLP




Charlotte, North Carolina,
   January 27, 1995.

BODDIE-NOELL PROPERTIES, INC.
Balance Sheets

                                                           December 31,
                                                        1994         1993
Assets
Real estate investments at cost:
   Restaurant properties                               $43,205,075  $43,205,075
   Apartment properties                                 54,723,503   14,352,168
                                                        97,928,578   57,557,243
   Less accumulated depreciation                        (6,827,337)  (5,416,818)
                                                        91,101,241   52,140,425

Cash and cash equivalents                                  952,363      121,530
Rent and other receivables                                 493,306      396,348
Other assets, net of applicable amortization:
   Intangible related to property management operations   2,318,335           -
   Deferred acquisition costs                               255,999   1,496,891
   Deferred financing costs                                 466,217     238,480
   Prepaid expenses and other assets                        366,753     248,939
         Total assets                                   $95,954,214 $54,642,613

Liabilities and Shareholders' Equity
Mortgage and other notes payable                        $59,827,256 $26,894,378
Notes payable to affiliates                               7,056,300           -
Deferred acquisition and financing costs payable             91,000     247,000
Accounts payable and accrued expenses                       785,886     218,914
Escrowed security deposits and deferred revenue             225,863      30,325
      Total liabilities                                  67,986,305  27,390,617

Shareholders' equity:
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 2,990,990 shares issued and
      outstanding at December 31, 1994, 2,850,000
      shares issued and outstanding at
      December 31, 1993                                      29,910      28,500
   Additional paid-in capital                            33,452,611  31,462,322
   Dividends distributed in excess of net income         (5,514,612) (4,238,826)
      Total shareholders' equity                         27,967,909  27,251,996
         Total liabilities and shareholders' equity     $95,954,214 $54,642,613


The accompanying notes to financial statements are an integral part of these balance sheets.

BODDIE-NOELL PROPERTIES, INC.
Statements of Operations


                                                  Years ended December 31,
                                              1994          1993         1992
Revenues
Restaurant rental income                   $5,046,837     $5,165,432    $5,333,183
Apartment rental income                     3,889,277      1,244,803             -
Management fees                               276,157              -             -
Interest and other income                      45,975         15,617        40,122
                                            9,258,246      6,425,852     5,373,305

Expenses
Depreciation                                1,414,800        973,434       778,404
Amortization                                  232,856         92,401        20,098
Apartment operations                        1,101,370        360,447             -
Property management fees                      111,575         55,964             -
Administrative                                622,605        245,660       188,306
Advisory fees                                 152,747        200,829       192,976
Interest                                    2,801,894      1,441,666     1,035,000
Write-off of deferred loan costs upon
 refinancing                                  141,582              -             -
Write-off of deferred acquisition costs       376,898        600,000             -
                                            6,956,327      3,970,401     2,214,784
Net income                                 $2,301,919     $2,455,451    $3,158,521

Net income per share                       $     0.80     $     0.86    $     1.11

Weighted average number of shares
 outstanding                                2,885,248      2,850,000      2,850,000


 The accompanying notes to financial statements are an integral part of these statements.

BODDIE-NOELL PROPERTIES, INC.
Statements of Shareholders' Equity



                                                                     Dividends
                                                      Additional    distributed
                                   Common Stock         paid-in     in excess of
                                 Shares    Amount       capital     net income     Total

Balance at  December 31, 1991    2,850,000 $28,500    $31,462,322   $(2,784,798)   $28,706,024

Net income                                                            3,158,521      3,158,521
Dividends paid
   ($1.24 per share)                                                 (3,534,000)    (3,534,000)
Balance at December 31, 1992     2,850,000  28,500     31,462,322    (3,160,277)    28,330,545

Net income                                                            2,455,451      2,455,451
Dividends paid
   ($1.24 per share)                                                 (3,534,000)    (3,534,000)
Balance at December 31, 1993     2,850,000  28,500     31,462,322    (4,238,826)    27,251,996

Net income                                                            2,301,919      2,301,919
Common stock issued                140,990   1,410      1,990,289                    1,991,699
Dividends paid
   ($1.24 per share)                                                 (3,577,705)    (3,577,705)
Balance at December 31, 1994     2,990,990 $29,910    $33,452,611   $(5,514,612)   $27,967,909

The accompanying notes to financial statements are an integral part of these statements.

BODDIE-NOELL PROPERTIES, INC.
Statements of Cash Flows



                                                          Years ended December 31,
                                                     1994          1993          1992
Cash flows from operating activities:
Net income                                           $  2,301,919   $   2,455,451  $   3,158,521
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization                        1,647,656       1,065,835        798,502
   Write-off of deferred loan costs                       141,582               -              -
   Write-off of deferred acquisition costs                376,898         600,000              -
   Changes in operating assets and liabilities:
      Rent and other receivables                          (78,046)         56,398        (98,207)
      Prepaid expenses and other assets                    (5,584)       (225,899)        (7,605)
      Accounts payable and accrued expenses               150,443          84,114          3,235
      Escrowed security deposits and deferred revenue     (38,407)         30,325              -
Net cash provided by operating activities               4,496,461       4,066,224      3,854,446

Cash flows from investing activities:
Acquisitions of apartment properties                  (18,055,659)    (14,302,078)             -
Acquisition of BT Venture Corp., net of cash payment      164,838               -              -
Additions to apartment properties                        (161,294)        (50,090)             -
Payment of deferred acquisition and financing costs    (1,186,605)     (2,013,516)      (133,764)
Net cash used in investing activities                 (19,238,720)    (16,365,684)      (133,764)

Cash flows from financing activities:
Payment of dividends                                   (3,577,705)     (3,534,000)    (3,534,000)
Proceeds from notes payable                            53,600,000      18,950,000              -
Principal payments on notes payable                   (34,449,203)     (4,055,622)             -
Net cash provided by financing activities              15,573,092      11,360,378     (3,534,000)

Increase (decrease) in cash and cash equivalents          830,833        (939,082)       186,682
Cash and cash equivalents at beginning of year            121,530       1,060,612        873,930

Cash and cash equivalents at end of year                 $952,363        $121,530     $1,060,612

Supplemental disclosures of cash flow information:
   Cash payments for interest                          $2,557,026      $1,402,257     $1,035,000



The accompanying notes to financial statements are an integral part of these statements.

BODDIE-NOELL PROPERTIES, INC.


Notes to Financial Statements
December 31, 1994



Note 1.  Organization and Summary of Significant Accounting and Reporting
Policies

Organization and History

Boddie-Noell Restaurant Properties, Inc. (the "Company") was incorporated on April 1, 1987. On October 1, 1994 the Company changed its name to Boddie- Noell Properties, Inc.

In April, 1987 the Company acquired 47 existing Hardee's restaurant properties located in Virginia and North Carolina, operated by Boddie-Noell Enterprises, Inc. ("BNE") under franchise agreements with Hardee's Food Systems, Inc. Simultaneously with their purchase, the properties were leased to BNE under a master lease agreement.

On June 8, 1993 the Company acquired Paces Commons Apartments, a 336-unit apartment property in Charlotte, North Carolina. On June 7, 1994 the Company acquired Oakbrook Apartments, a 162-unit apartment property in Charlotte, North Carolina. Effective October 1, 1994 the Company acquired by merger BT Venture Corporation ("BTVC"), an integrated real estate management, development and acquisition company and owner of the Latitudes Apartments, a 448-unit apartment property in Virginia Beach, Virginia. As of October 1, 1994 the Company succeeded to BTVC's third-party management business, terminated its advisory agreement with BNE Advisory Group, Inc., and began operations as a self-administered and self-managed real estate investment trust. On December 28, 1994 the Company acquired Harris Hill Apartments, a 184-unit apartment property in Charlotte, North Carolina.

Real Estate Investments

Restaurant properties, which include only real property, are carried at cost. Cost of repairs and maintenance and capital improvements are borne by BNE. Depreciation of the buildings is computed using the straight-line method over the estimated useful lives (40 years) of the respective properties.

Apartment properties are carried at cost. Ordinary repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are 40 years for buildings, 20 years for land improvements, and 10 years for fixtures, equipment and other personal property.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs

The intangible asset related to property management operations acquired by merger is amortized using the straight-line method over a period of ten years. Accumulated amortization on this asset totaled $56,000 at December 31, 1994.

Deferred acquisition costs represent costs incurred in connection with the proposed acquisition of properties and the associated offering costs. The costs are deferred until such time as the acquisition is consummated. Upon completion of the acquisition, the costs will be capitalized to the underlying assets and/or charged to shareholders' equity. At such time as an acquisition is deemed not probable, the costs are charged to expense.

Deferred financing costs are amortized using the straight-line method over the original terms of the related notes. Organization costs are amortized using the straight-line method over a period of five years. Accumulated amortization on these assets totaled $205,000 and $245,000 at December 31, 1994 and 1993 respectively.

Income Taxes

The Company operates as and elects to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. Accordingly, the Company will not be subject to Federal or state income taxes on amounts distributed to shareholders, provided it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision has been made for federal or state income taxes.

Net Income Per Share

Net income per share for the years ended December 31, 1994, 1993, and 1992 is calculated based on the weighted average number of shares outstanding during the respective periods.

Fair Values of Financial Instruments

The following methods and assumptions are used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Notes payable: The fair value of the Company's fixed rate mortgage notes is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates. The carrying amounts of the Company's borrowings under its revolving credit agreement and variable rate notes payable approximate their fair value.


Note 2.  Real Estate Investments

Real estate investments consist of the following at December 31, 1994 and 1993:

                                                     1994            1993

     Restaurants
     Land                                        $12,068,737      $12,068,737
     Buildings and land improvements              31,136,338       31,136,338
     less accumulated depreciation                (6,000,196)      (5,221,788)
                                                  37,204,879       37,983,287
     Apartments
     Land                                          6,642,291        1,430,158
     Buildings and land improvements              46,205,625       12,605,915
     Fixtures, equipment, and other
     personal property                             1,875,587          316,095
     less accumulated depreciation                  (827,141)        (195,030)
                                                  53,896,362       14,157,138
                                                 $91,101,241      $52,140,425

The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Carpet, vinyl, and wallpaper replacements are generally expensed as incurred, except when these replacements are made in conjunction with a plan of acquisition.

Capitalized property additions, replacements and improvements are summarized as follows:

                                                     1994             1993

     Property acquisitions through purchase      $18,243,374      $14,302,078
     Property acquisitions through merger         21,950,000
     Capitalized carpet, vinyl, and wallpaper
      replacements                                    91,434           24,274
     Other property additions and improvements        69,860           25,816
                                                 $40,354,668      $14,352,168


Note 3.  Notes Payable

Notes payable consist of the following at December 31, 1994 and 1993.



                                                                             1994             1993

 8.625% note, payable in equal annual installments of $4,000,000 in
 June, 1994 and 1995, plus interest payable monthly.  The note is secured by a mortgage on 14 restaurant properties and assignment of the master lease as it relates to such properties.  The Company has the option to require BNE to purchase restaurant properties from the
 Company, as described in the agreement, in order to fund maturities in
 the event the Company is unable to refinance or otherwise retire such        $  4,000,000      $  8,000,000
 maturities.

 Fixed rate mortgage notes comprised of three loans, payable in monthly installments totaling approximately $244,000 including principal and interest at rates ranging from 7.86% to 8.45%, with maturities in 2000
 (balloon of approximately $12,500,000) through 2020.  The notes are secured by deeds of trust and assignments of rents of three apartment
 properties.                                                                    31,077,256             ---

 Variable rate mortgage note, payable in monthly principal installments based on a 25-year amortization schedule (approximately $7,000) plus interest at 30-day LIBOR plus 1.85% (7.85% at December 31, 1994)
 through December, 1995, and 30-day LIBOR plus 2.35% thereafter.  The note matures December, 1995, but may be extended for an additional two years if certain conditions are met.  The note is secured by a deed of
 trust on an apartment property.                                                 6,500,000             ---

 Variable rate mortgage note, payable in monthly principal installments based on a 25-year amortization schedule (approximately $9,500) plus interest at prime (6.0% at December 31, 1993) through June, 1994 and prime plus 0.5% thereafter.  The note was secured by a deed of trust
 on one apartment property and two restaurant properties.                           ---           10,144,378

 Variable rate revolving line of credit, originally at $15,000,000 increased to $20,000,000, due June, 1995. Interest is charged and payable monthly,





 at the Company's option, at LIBOR plus 1.625%, floating CD rate plus
 1.625%, or prime rate.  At December 31, 1994 the weighted average rate in effect was 7.81%.  The Company is obligated to pay quarterly a fee equal to 0.25% per annum on the unused amount. Lender has the right to
 require BNE to purchase 20 restaurants in the                                  18,250,000          8,750,000
 event of a default.

 Variable rate notes payable to affiliates comprised of two loans due
 May, 1999, interest at 30-day LIBOR plus 1.5% (7.69% at December 31,
 1994)  payable quarterly.  Liability for these notes was assumed at the
 acquisition of BTVC (see Note 7).                                               7,056,300             ---
                                                                               $66,883,556        $26,894,378



In addition, BNE has extended to the Company an unsecured revolving line of credit up to $2,000,000. The line of credit bears interest at a variable rate equal to a bank's prime rate. At December 31, 1994 and 1993 there was no obligation outstanding.

Subsequent to December 31, 1994 the Company obtained commitments to increase the variable rate revolving line of credit to $24,000,000, extend the maturity to April, 1996, and increase to 24 the number of restaurants subject to the purchase agreement. For purposes of describing scheduled maturities below, the $18,250,000 balance outstanding at December 31, 1994 related to this revolving line of credit has been treated as maturing in 1996.

Scheduled principal payments are approximately as follows: 1995 - $4,452,000; 1996 - $18,769,000; 1997 - $6,795,000; 1998 - $504,000; 1999
- $7,603,000; thereafter - $28,761,000. Loan agreements related to certain notes include covenants and restrictions relating to, among other things, a specified level of tangible net worth and certain minimum ratios of debt coverage and total liabilities to tangible net worth.

During 1994 the Company applied $31,100,000 proceeds of three fixed rate mortgages to pay off variable rate mortgages totaling approximately $30,300,000. In conjunction with these refinancing transactions, unamortized loan costs of approximately $142,000 were charged to expense.

The estimated fair value of the Company's fixed rate mortgage notes payable at December 31, 1994 approximates the carrying value.


Note 4.  Dividends

Dividends of $1.24 per share were paid during 1994, 1993, and 1992. The allocation of these dividends between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                           1994         1993         1992

  Non-taxable return of capital            49.3%        12.5%        10.6%
  Taxable ordinary dividend income         50.7         87.5         89.4

A regular quarterly dividend of $.31 per share was declared by the Board of Directors on January 10, 1995, payable on February 15, 1995 to shareholders of record on January 31, 1995.

Note 5.  Rental Operations

Restaurant Properties - Master Lease Agreement

The master lease agreement provides for a primary term of 15 years and grants BNE (the lessee) three successive 5-year options to extend the Master Lease (under similar terms) with respect to all of the properties as a group. The lease requires the lessee to pay minimum annual rent equal to an annualized rate of 8.0 percent of the aggregate purchase price of the properties, and percentage rent at 9.875 percent of the quarterly aggregate net sales from restaurant operations on the properties, less the aggregate minimum rent payable for such calendar quarter. The lessee is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties. Under certain conditions as defined in the agreement, BNE and the Company each have the right to substitute another restaurant property for a property covered by the lease.

Future minimum rentals to be received by the Company under the master lease agreement are $3,459,433 per year through May, 2002.
These amounts above do not include percentage rentals which may be received in addition to minimum rent.

The components of rental income were as follows:

                           1994             1993             1992

         Minimum rent    $3,459,433       $3,459,433       $3,459,433
         Percentage rent  1,587,404        1,705,999        1,873,750
                         $5,046,837       $5,165,432       $5,333,183

Apartment Properties

The Company leases its residential apartments under operating leases with terms generally of one year or less, with monthly payments due in advance. Rental and other revenues are recorded as earned.


Note 6.  Related Party Transactions

Certain directors and officers of the Company hold similar positions with BNE and BNE Advisory Group, Inc. (an affiliate of BNE), and held similar positions with BTVC.

The Company purchased the 47 Hardee's restaurant properties from BNE Realty Partners, Limited Partnership, an affiliate of BNE for
$43,243,000 in 1987.

The Company had an agreement through September 30, 1994 under which BNE Advisory Group, Inc. provided all administrative services and was responsible for the day-to-day operations of the Company. The agreement provided for compensation to BNE Advisory Group, Inc. at an annual fee equal to 4.65 percent of the Company's net cash available for distribution (as defined in the agreement) before the advisory fee. Advisory fee expense totaled $153,000, $201,000, and $193,000 in 1994,
1993, and 1992, respectively. Accrued advisory fee payable was $49,000 at December 31, 1993. Effective with the merger of BTVC on October 1, 1994 the agreement with BNE Advisory Group, Inc. was terminated.

Prior to the Company's acquisition of BTVC, the Company paid BTVC
$112,000 and $56,000 for property management services in 1994 and 1993, respectively.

BNE has extended to the Company an unsecured revolving line of credit up to $2,000,000. The line of credit bears interest at a variable rate equal to a bank's prime rate. At December 31, 1994 and 1993 there was no obligation outstanding. Draws totaling $1,100,000 were made and repaid in full during 1994.


Note 7.  Acquisitions

On June 8, 1993 the Company acquired Paces Commons Apartments, a residential apartment community located in Charlotte, North Carolina for a total purchase cost of $14,302,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Paces Commons are included in the financial statements from June 8, 1993.

On June 7, 1994 the Company acquired Oakbrook Apartments, a residential apartment community located in Charlotte, North Carolina for a total purchase cost of $9,372,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Oakbrook are included in the financial statements from June 7, 1994.

On October 1, 1994 the Company acquired by merger BTVC, including Latitudes Apartments, for an initial purchase price including $91,000 in cash, $21,251,000 through assumption of liabilities, and 134,610 shares of the Company's common stock valued at $1,899,000. Additional consideration of $1,700,000 may be paid to the BTVC shareholders if certain future financial targets are attained. This contingent purchase price will be payable in shares of common stock or cash, at the option of the Company, on a quarterly basis over a period of up to 14 quarters commencing with the quarter ended December 31, 1994. Assuming the full contingent purchase price is to be paid, it is anticipated that the Company will issue approximately 121,000 additional shares of common stock in conjunction with the acquisition. The acquisition has been accounted for by the purchase method of accounting, and the total acquisition cost of $26,326,000 (assuming full earn-out of the contingent purchase price and including approximately $1,385,000 in acquisition costs) approximates the fair value of assets acquired. Significant assets acquired include the Latitudes Apartments and an intangible related to the property management operations, initially recorded at $21,950,000 and $2,250,000, respectively. Contingent purchase price payments will be allocated primarily to the intangible related to property management operations, which will be amortized over ten years. The results of operations of Latitudes and the property management operations are included in the financial statements from October 1, 1994.

In conjunction with the BTVC acquisition and based on an earlier estimate, the Company issued 140,990 shares, including 6,380 "excess shares" to the BTVC shareholders. During the fourth quarter of 1994 the financial target for additional consideration was met. At December 31, 1994 the BTVC shareholders are due a contingent purchase price payment of $49,647 ($141,667 less the value of excess shares previously issued), to be paid in the form of 3,712 shares of common stock during the first quarter of 1995.

On December 28, 1994 the Company acquired Harris Hill Apartments, a residential apartment community located in Charlotte, North Carolina for a total purchase cost of $8,871,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Harris Hill are included in the financial statements from December 28, 1994.

The following unaudited pro forma summary presents the results of operations as if the acquisitions had occurred at the beginning of periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                            1994             1993

         Total revenues                  $13,994,000      $13,401,000
         Net income                       $2,160,000       $2,452,000

         Net income per common share           $0.72            $0.82

         Funds from operations            $5,250,000       $5,508,000


Note 8.  Profit Sharing Plan

The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company makes limited matching contributions based on the level of employee participation as defined.


Note 9.  Stock Option and Incentive Plan

In 1994 the Company established an employee Stock Option and Incentive Plan under which 280,000 shares of the Company's common stock are reserved for issuance. On October 17, 1994 options to purchase 160,000 shares were granted to certain eligible employees at $13.75 per share, the fair value of the Company's stock on the date the options were granted. The options vest and are exercisable one-fourth per year beginning October 17, 1995 and expire October 17, 2004. At December 31, 1994 no options have been exercised and none have vested.


Note 10.  Quarterly Financial Data (Unaudited)


Set forth below is selected financial data (unaudited) for the years ended December 31, 1994 and 1993:



                          Funds
                          from                                                 Net income
                        operations        Revenues        Net income            per share
1994
First quarter          $   902,755       $1,693,400      $   584,239               $0.20
Second quarter           1,090,308        2,021,918          761,094                0.27
Third quarter            1,139,076        2,279,216          641,049                0.22
Fourth quarter (1)       1,335,916        3,263,712          315,537                0.11
                        $4,468,055       $9,258,246       $2,301,919               $0.80


1993
First quarter          $   822,328       $1,167,431      $   624,265               $0.22
Second quarter           1,086,013        1,515,889          837,478                0.29
Third quarter            1,206,231        1,928,354          855,366                0.30
Fourth quarter (1)       1,006,714        1,814,178          138,342                0.05
                        $4,121,286       $6,425,852       $2,455,451               $0.86


(1) Net income includes a special charge of $377,000 and $600,000 to write off certain deferred acquisition costs in 1994 and 1993, respectively.

BODDIE-NOELL PROPERTIES, INC.
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1994

                                                                            Costs         Gross Amount at Which
     Description               Encumb.           Initial Costs           Capitalized     Carried at Close of Period
                                                          Buildings &    Subsequent                Buildings &
                                              Land        Improvem'ts    to Acquisition   Land     Improvem'ts   Total

Hardee's Restaurant Properties:
North Carolina:
Bessemer City                     (2)      $ 152,079      $  391,060      $   -       $  152,079 $   391,060 $  543,139
Burlington                        (2)        162,411         417,629          -          162,411     417,629    580,040
Chapel Hill                       (2)        273,556         703,430          -          273,556     703,430    976,986
Denver                             -         275,484         708,387          -          275,484     708,387    983,871
Eden                              (2)        253,282         651,296          -          253,282     651,296    904,578
Fayetteville (Ramsey)             (2)        260,135         668,919          -          260,135     668,919    929,054
Fayetteville (N.Eastern)           -         308,271         792,696          -          308,271     792,696  1,100,967
Fayetteville (Bragg)              (2)        235,951         606,730          -          235,951     606,730    842,681
Gastonia (E. Franklin)            (2)        230,421         592,511          -          230,421     592,511    822,932
Gastonia (N. Chester)             (2)        199,133         512,055          -          199,133     512,055    711,188
Hillsborough                      (2)        290,868         747,948          -          290,868     747,948  1,038,816
Kinston (W. Vernon)               (2)        237,135         609,777          -          237,135     609,777    846,912
Kinston (Richlands)               (2)        231,678         595,743          -          231,678     595,743    827,421
Mt. Airy                          (2)        272,205         699,955          -          272,205     699,955    972,160
Newton                            (2)        223,453         574,594          -          223,453     574,594    798,047
Siler City                        (2)        268,312         689,945          -          268,312     689,945    958,257
Spring Lake                        -         218,925         562,949          -          218,925     562,949    781,874
Thomasville (E. Main)              -         253,716         652,411          -          253,716     652,411    906,127
Thomasville (Randolph)            (2)        327,727         842,726          -          327,727     842,726  1,170,453
                                           4,674,742      12,020,761          -        4,674,742  12,020,761 16,695,503

Virginia:
Ashland                           (1)        296,509         762,452          -          296,509     762,452  1,058,961
Blackstone                         -         275,565         708,596          -          275,565     708,596    984,161
Bluefield                          -         205,700         528,947          -          205,700     528,947    734,647
Chester                            -         300,165         771,852          -          300,165     771,852  1,072,017
Clarksville                       (1)        211,545         543,972          -          211,545     543,972    755,517
Clintwood                         (2)        222,673         572,588          -          222,673     572,588    795,261
Dublin                             -         364,065         936,168          -          364,065     936,168  1,300,233
Franklin                           -         287,867         740,230          -          287,867     740,230  1,028,097
Galax                             (2)        309,578         796,057          -          309,578     796,057  1,105,635
Hopewell                          (1)        263,939         678,701          -          263,939     678,701    942,640
Lebanon                           (2)        266,340         684,876          -          266,340     684,876    951,216
Lynchburg (Langhorne)             (1)        249,865         642,509          -          249,865     642,509    892,374
Lynchburg (Timberlake)            (1)        276,153         710,107          -          276,153     710,107    986,260
Norfolk                           (1)        325,822         837,829          -          325,822     837,829  1,163,651
Orange                            (2)        244,883         629,699          -          244,883     629,699    874,582
Petersburg                         -         357,984         920,531          -          357,984     920,531  1,278,515
Richmond (Forest Hill)             -         196,084         504,216          -          196,084     504,216    700,300
Richmond (Midlothian)             (1)        270,736         696,179          -          270,736     696,179    966,915
Richmond (Myers)                  (1)        321,946         827,861          -          321,946     827,861  1,149,807




                                   Accumulated       Date of       Date       Life
                                  Depreciation    Construction   Acquired   (Years)

Hardee's Restaurant Properties:
North Carolina:
Bessemer City                     $    75,361        Nov-77       Apr-87       40
Burlington                             80,480        Oct-85       Apr-87       40
Chapel Hill                           135,556        Aug-64       Apr-87       40
Denver                                136,512        Jul-83       Apr-87       40
Eden                                  125,509        Jun-73       Apr-87       40
Fayetteville (Ramsey)                 128,906        Oct-73       Apr-87       40
Fayetteville (N.Eastern)              152,758        Sep-83       Apr-87       40
Fayetteville (Bragg)                  116,921        Jan-85       Apr-87       40
Gastonia (E. Franklin)                114,181        Apr-63       Apr-87       40
Gastonia (N. Chester)                  98,676        Jan-78       Apr-87       40
Hillsborough                          144,135        Mar-78       Apr-87       40
Kinston (W. Vernon)                   117,508        Jul-62       Apr-87       40
Kinston (Richlands)                   114,804        Dec-81       Apr-87       40
Mt. Airy                              134,886        May-73       Apr-87       40
Newton                                110,729        Mar-76       Apr-87       40
Siler City                            132,958        May-79       Apr-87       40
Spring Lake                           108,485        Mar-76       Apr-87       40
Thomasville (E. Main)                 125,724        Feb-66       Apr-87       40
Thomasville (Randolph)                162,399        Apr-74       Apr-87       40
                                    2,316,487


Virginia:
Ashland                               146,930        Apr-87       Apr-87       40
Blackstone                            136,552        Sep-79       Apr-87       40
Bluefield                             101,932        Feb-85       Apr-87       40
Chester                               148,741        May-73       Apr-87       40
Clarksville                           104,827        Oct-85       Apr-87       40
Clintwood                             110,342        Jan-81       Apr-87       40
Dublin                                180,406        Jul-83       Apr-87       40
Franklin                              142,648        Feb-75       Apr-87       40
Galax                                 153,405        Jun-74       Apr-87       40
Hopewell                              130,791        Jun-78       Apr-87       40
Lebanon                               131,981        Jun-83       Apr-87       40
Lynchburg (Langhorne)                 123,816        Sep-82       Apr-87       40
Lynchburg (Timberlake)                136,843        Aug-83       Apr-87       40
Norfolk                               161,456        Aug-84       Apr-87       40
Orange                                121,347        Aug-74       Apr-87       40
Petersburg                            177,393        Mar-74       Apr-87       40
Richmond (Forest Hill)                 97,166        Nov-74       Apr-87       40
Richmond (Midlothian)                 134,158        Jan-74       Apr-87       40
Richmond (Myers)                      159,535        Apr-83       Apr-87       40


BODDIE-NOELL PROPERTIES, INC.
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1994

                                                                            Costs         Gross Amount at Which
     Description               Encumb.           Initial Costs           Capitalized     Carried at Close of Period
                                                          Buildings &    Subsequent                Buildings &
                                              Land        Improvem'ts    to Acquisition   Land     Improvem'ts   Total

Roanoke (Hollins)                  -         257,863         663,076           -         257,863     663,076     920,939
Roanoke (Abenham)                 (1)        235,864         606,507           -         235,864     606,507     842,371
Rocky Mount                       (1)        248,434         638,829           -         248,434     638,829     887,263
Smithfield                        (1)        223,070         573,608           -         223,070     573,608     796,678
Staunton                           -         260,569         670,035           -         260,569     670,035     930,604
Verona                            (1)        191,631         492,765           -         191,631     492,765     684,396
Virginia Beach (Lynnhaven)        (1)        271,570         698,322           -         231,731     698,322     930,053
Virginia Beach (Holland)          (1)        277,943         714,710           -         277,943     714,710     992,653
Wise                              (2)        219,471         564,355           -         219,471     564,355     783,826
                                           7,433,834      19,115,577           -       7,393,995  19,115,577  26,509,572
Total Restaurant Properties   22,250,000  12,108,576      31,136,338           -      12,068,737  31,136,338  43,205,075

Apartment Properties:
North Carolina:
Paces Commons                 10,977,256   1,430,157      12,871,424         167,148   1,430,157  13,038,572  14,468,729
Oakbrook                       6,650,000     848,835       8,523,384          42,216     848,835   8,565,600   9,414,435
Harris Hill                    6,500,000   1,003,298       7,867,857           -       1,003,298   7,867,857   8,871,155
                                           3,282,290      29,262,665         209,364   3,282,290  29,472,029  32,754,319
Virginia:
Latitudes                     13,450,000   3,360,000      18,606,667           2,517   3,360,000  18,609,184  21,969,184
Total Apartment Properties    37,577,256   6,642,290      47,869,332         211,881   6,642,290  48,081,213  54,723,503

 Total Real Estate         $  59,827,256 $18,750,866   $  79,005,670       $ 211,881 $18,711,027 $79,217,551 $97,928,578




                                   Accumulated       Date of       Date       Life
                                  Depreciation    Construction   Acquired   (Years)

Roanoke (Hollins)                     127,780        Feb-73       Apr-87       40
Roanoke (Abenham)                     116,879        Nov-82       Apr-87       40
Rocky Mount                           123,107        May-80       Apr-87       40
Smithfield                            110,538        Apr-77       Apr-87       40
Staunton                              129,121        Sep-83       Apr-87       40
Verona                                 94,959        Jan-85       May-87       40
Virginia Beach (Lynnhaven)            134,572        Jun-80       Apr-87       40
Virginia Beach (Holland)              137,730        Aug-83       Apr-87       40
Wise                                  108,755        Jun-80       Apr-87       40
                                    3,683,709
Total Restaurant Properties         6,000,196

Apartment Properties:
North Carolina:
Paces Commons                         546,918         1988        Jun-93       40
Oakbrook                              128,072         1985        Jun-94       40
Harris Hill                            13,241         1988        Dec-94       40
                                      688,231
Virginia:
Latitudes                             138,910         1989        Oct-94       38
Total Apartment Properties            827,141
 Total Real Estate                 $6,827,337



Notes:
(1) Indicates the 14 properties encumbered by the $4,000,000 8 5/8% mortgage note
(2) Indicates the 20 properties encumbered by the $20,000,000 credit facility ($18,250,000 outstanding at 12/31/94)

BODDIE-NOELL PROPERTIES, INC.
Schedule III - Real Estate and Accumulated Depreciation


                                                      Years ended December 31,
                                                1994            1993           1992

Real estate investments:
  Balance at beginning of year              $57,557,243       $43,205,075    $43,205,075
  Additions during year
     Acquisitions by merger                  21,966,667                 -              -
     Other acquisitions                      18,243,374        14,301,581              -
     Improvements, etc.                         161,294            50,587              -
  Deductions during year                                                -              -
  Balance at close of year                  $97,928,578       $57,557,243    $43,205,075


Accumulated depreciation:
  Balance at beginning of year              $ 5,416,818       $ 4,443,384    $ 3,664,980
  Provision for depreciation                  1,410,519           973,434        778,404
  Deductions during year                              -                 -              -
  Balance at close of year                  $ 6,827,337       $ 5,416,818    $ 4,443,384
