Form 10-Q
period 1995-03-31
BODDIE NOELL PROPERTIES INC
filed 1995-05-12
CIK 812150

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

                            704/333-1367
         (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


             APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995 (the latest practicable date).

   Common Stock, $0.01 par value         3,005,240
   (Class)                           (Number of shares)

               BODDIE NOELL PROPERTIES, INC.

                    TABLE OF CONTENTS


Item No.                                                Page No.


             PART I - Financial Information

1            Financial Statements                          3

2            Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                         8

             PART II - Other Information

6            Exhibits and Reports on Form 8-K             12

                                 PART I

Item 1. Financial Statements

BODDIE-NOELL PROPERTIES, INC.
Balance Sheets



                                                                  March 31,     December 31,
                                                                    1995            1994
                                                                (Unaudited)

Assets
Real estate investments at cost:
  Restaurant properties                                          $ 43,205,075     $ 43,205,075
  Apartment properties                                             54,848,188       54,723,503
                                                                   98,053,263       97,928,578
  Less accumulated depreciation                                    (7,368,948)      (6,827,337)
                                                                   90,684,315       91,101,241
Cash and cash equivalents                                             582,412          952,363
Rent and other receivables                                            337,937          493,306
Other assets, net of applicable amortization:
  Intangible related to property management operations              2,387,097        2,318,335
  Deferred acquisition costs                                          291,074          255,999
  Deferred financing costs                                            461,220          466,217
  Prepaid expenses and other assets                                   601,869          366,753
    Total assets                                                 $ 95,345,924     $ 95,954,214

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                 $ 59,738,115     $ 59,827,256
Notes payable to affiliates                                         7,056,300        7,056,300
Deferred acquisition and financing costs payable                            -           91,000
Accounts payable and accrued expenses                                 846,197          785,886
Escrowed security deposits and deferred revenue                       226,856          225,863
  Total liabilities                                                67,867,468       67,986,305

Shareholders' equity:
  Common stock, $.01 par value, 10,000,000 shares authorized,
    2,994,702 shares issued and outstanding at March 31, 1995,
    2,990,990 shares issued and outstanding at December 31, 1994       29,947           29,910
  Additional paid-in-capital                                       33,502,222       33,452,611
  Dividends distributed in excess of net income                    (6,053,713)      (5,514,612)
    Total shareholders' equity                                     27,478,456       27,967,909
      Total liabilities and shareholders' equity                 $ 95,345,924     $ 95,954,214


BODDIE-NOELL PROPERTIES, INC.
Statements of Operations
(Unaudited)


                                                   Three months ended March 31
                                                      1995            1994

Revenues
Restaurant rental income                           $ 1,074,371     $ 1,141,014
Apartment rental income                              2,061,429         550,840
Management fees                                        210,603               -
Interest and other income                                6,779           1,546
                                                     3,353,182       1,693,400

Expenses
Depreciation                                           547,296         281,388
Amortization                                           110,121          37,128
Apartment operations                                   617,351         168,154
Property management fees                                     -          28,262
Administrative                                         363,752         105,375
Advisory fees                                                -          44,025
Interest                                             1,326,556         444,829
                                                     2,965,076       1,109,161
Net income                                         $   388,106     $   584,239

Net income per share                               $      0.13     $      0.20

Weighted average number of shares outstanding        2,991,031       2,850,000

BODDIE-NOELL PROPERTIES, INC.
Statements of Shareholders' Equity
For the Three Months ended March 31, 1995
(Unaudited)


                                                                           Dividends
                                                            Additional     distributed
                                    Common Stock              paid-in      in excess of
                                Shares        Amount          capital       net income          Total

Balance at December 31, 1994    2,990,990      $ 29,910     $ 33,452,611    $ (5,514,612)     $ 27,967,909

Net income                                                                       388,106           388,106
Common stock issued                 3,712            37           49,611                            49,648
Dividends paid ($.31 per share)                                                 (927,207)         (927,207)
Balance at March 31, 1995       2,994,702      $ 29,947     $ 33,502,222    $ (6,053,713)     $ 27,478,456


BODDIE-NOELL PROPERTIES, INC.
Statements of Cash Flows
(Unaudited)


                                                    Three months ended March 31,
                                                       1995             1994

Cash flows from operating activities
Net income                                           $   388,106     $  584,239
Adjustments to reconcile net income to
  net cash provided by operations:
  Depreciation and amortization                          657,417        318,516
  Changes in operating assets and liabilities:
    Rent and other receivables                           155,369        120,192
    Prepaid expenses and other assets                   (234,056)        85,596
    Accounts payable and accrued expenses                (31,708)       (26,722)
    Escrowed security deposits and deferred revenue       (5,752)        (1,325)
Net cash provided by operating activities                929,376      1,080,496

Cash flows from investing activities
Additions to apartment properties                       (108,018)        (1,013)
Payment of deferred acquisition and financing costs     (174,961)      (264,705)
Net cash used in investing activities                   (282,979)      (265,718)

Cash flows from financing activities
Payment of dividends                                    (927,207)      (883,500)
Proceeds from notes payable                                    -        250,000
Principal payments on notes payable                      (89,141)       (28,760)
Net cash used in financing activities                 (1,016,348)      (662,260)

Increase (decrease) in cash and cash equivalents        (369,951)       152,518
Cash and cash equivalents at beginning of period         952,363        121,530

Cash and cash equivalents at end of period           $   582,412     $  274,048

BODDIE-NOELL PROPERTIES, INC.
Notes to Financial Statements
March 31, 1995
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Boddie-Noell Properties, Inc. (the Company) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

The results for the first quarter of 1994 are not necessarily indicative of future financial results.

Note 2.  Subsequent declaration of dividend

On April 18, 1995 the Company declared a cash dividend of $0.31 per share, which will be paid on May 15, 1995 to shareholders of record on May 1, 1995.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Boddie-Noell Properties, Inc., formerly known as Boddie-Noell Restaurant Properties, is a Delaware corporation organized in April, 1987. From its inception through 1992, the Company's investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis to Boddie-Noell Enterprises ("BNE"). During this period the Company operated as an advised real estate investment trust ("REIT").
In 1993 the Company embarked on a plan to diversify its assets and to reorganize as a self-administered, self-managed REIT with an emphasis on apartment properties. The Company acquired its first apartment property in June, 1993, and in 1994 the Company acquired 3 apartment communities and BT Venture Corporation ("BTVC"), a fully integrated apartment management and development company. As a result of these acquisitions, the Company now owns 47 restaurant properties and 4 apartment communities containing a total of 1,130 apartments. The Company also manages 3 shopping centers and an additional 10 apartment communities containing a total of 1,947 apartments. The Company now operates as a self-administered, self-managed REIT with over 80 employees experienced in the acquisition, development, management and finance of apartment communities.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company's audited financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

Results of Operations

Revenues. For the quarter ended March 31, 1995 the Company's revenues totaled $3,353,000, increasing 98 percent from the $1,693,000 realized in the first quarter of 1994. The increase is primarily attributable to the addition of 3 apartment communities and property management activities since June, 1994. The Company's revenues come from two primary sources - restaurant rental payments and apartment rental income.

Restaurant rental payments are comprised of minimum rent ($288,286 per month) and percentage rent (equal to 9.875 percent of net sales of the related restaurant properties less minimum rent payments). Restaurant rental revenue of $1,074,000 through March 31, 1995 (a decline of approximately 6 percent from the previous year first quarter) reflects the continued impact of heavy competition in the fast food restaurant industry throughout North Carolina and Virginia.

Apartment rental revenue totaled $2,061,000 in first quarter, 1995 compared to $551,000 in first quarter, 1994, reflecting the addition of Oakbrook, Latitudes, and Harris Hill apartments in June, October, and December, 1994, respectively. Revenue at Paces Commons (the only apartment property that was owned during both the first quarter of 1995 and 1994) totaled $600,000 in first quarter, 1995, an increase of 9 percent over prior year. Average occupancy and average revenue per unit of the apartments continues to be high. Summary amounts for the quarter ended March 31, 1995 are as follows:

                                                   Average       Average
                                          Number   Economic   Monthly Revenue
                                         of Units  Occupancy     per Unit

   Charlotte, North Carolina
      Harris Hill Apartments               184        95%          $651
      Oakbrook Apartments                  162        98%           728
      Paces Commons Apartments             336        95%           629

   Virginia Beach, Virginia
      Latitudes Apartments                 448        96%           597

Summary amounts for Paces Commons for the quarter ended March 31, 1994 were average economic occupancy of 93 percent and average monthly revenue per unit of $580.

In addition, the Company now receives property management and administrative fees arising from the management contracts it obtained as part of the acquisition of BTVC in October, 1994. These fees totaled approximately $211,000 in first quarter, 1995.

Expenses. Depreciation and amortization totaled $657,000 for the three months ended March 31, 1995 compared to $319,000 for the same period in 1994. The significant increase is due primarily to additions of apartment properties totaling approximately $40 million in later quarters of 1994 along with the $2.3 million intangible related to property management operations acquired in October, 1994.

Apartment operating expenses totaled approximately $617,000 in first quarter, 1995 compared to $168,000 in first quarter, 1994, again reflecting additions of apartment properties. Through March, 1995 these expenses are generally consistent with budgets and management's expectations. Operating expenses relating to the restaurants are insignificant because of the restaurant properties' triple net lease arrangements.

Administrative expenses totaled $364,000 through March, 1995 compared to $178,000 administrative and property management and advisory fees expenses in first quarter, 1994. This increase reflects the property management activities assumed in late 1994, net of the savings related to property management and advisory fees which are no longer paid since the Company is self-managed.

Interest expense of $1,327,000 in first quarter, 1995 compared to $445,000 in the same period in 1994 again reflects the effect of approximately $40 million debt assumed in conjunction with 1994 acquisitions in later quarters of 1994. The weighted average interest rate in first quarter of 1995 was approximately 7.9 percent compared to approximately 6.6 percent in first quarter of 1994.

Summary results of operations. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

A reconciliation of net income, funds from operations, and net cash provided by operating activities through March 31, along with related per share amounts, is as follows:


                                                       1995                  1994

   Net income                                  $   388,106   $0.13   $    584,239   $0.20
   Depreciation                                    547,296                281,388
   Amortization of intangible related to
      property management operations                56,238                      -
   Amortization of deferred financing costs         53,883                 37,128
   Funds from operations                         1,045,523    0.35        902,755    0.32
   Changes in operating assets and liabilities    (116,147)               177,741
   Net cash provided by operating activities   $   929,376    0.31     $1,080,496    0.38


Consistent with the Company's long-term growth strategy, funds from operations increased approximately 16 percent, in spite of decreased restaurant rental revenue, as a result of apartment property acquisitions. As expected, net income for the same period decreased approximately 34 percent, reflecting the effect of depreciation and amortization of assets related to those acquisitions. The decrease in net cash provided by operating activities results primarily from the impact of a $187,000 fully refundable deposit paid in March, 1995 for fixed rate financing of Harris Hill Apartments.

Liquidity and Capital Resources

Capital resources. As of March 31, 1995 the Company's total book capitalization was $94,272 ,000, comprised of $27,478,000 of shareholders' equity and $66,794,000 of debt. In March, 1995 the Company issued 3,712 shares of common stock (valued at $49,648) to the former shareholders of BTVC in conjunction with the earn-out provision of that acquisition agreement. In addition, subsequent to March 31, 1995 the Company will issue 10,538 shares of common stock (valued at $141,667) to the former BTVC shareholders as additional consideration earned during the first
quarter 1995 under the earn-out provision.   There were no
changes in debt structure during the first quarter of 1995.

The Company has obtained a commitment to extend the maturity date of the current Credit Facility to April, 1996 (previously June,
1995) and to increase the amount of the facility to $24 million (from $20 million). As a result, the Company will add four additional restaurants to the related deed of trust and security agreement, and BNE has agreed to add four additional restaurants to the related purchase agreement (these agreements currently cover 20 restaurants). The Company intends to draw an additional $4 million against this line to pay the final installment on its original restaurant mortgage loan at its maturity in June, 1995.

Management is committed to reducing the Company's exposure related to variable rate debt, and expects to complete refinancing of the current variable rate mortgage debt related to Harris Hill Apartments to a 8.6 percent fixed rate mortgage during second quarter of 1995.

The success of operation of the Company's restaurants is dependent upon BNE, which in turn depends partly on its own liquidity and capital resources to meet its master lease, revolving line of credit and purchase obligations. BNE is able to fund most of its own liquidity and capital resources through cash generated from operations with additional funding provided through long-term facilities.

Cash flows and liquidity. The Company's cash and cash equivalents decreased by $370,000 during the three-month period ended March 31, 1995. Cash flows from operating activities decreased by 14%, or $141,000, to $939,000 during first quarter, 1995 compared to first quarter, 1994; however, $187,000 was used for payment of a refundable deposit (classified as a current, operating asset at March 31, 1995) related to the anticipated Harris Hill refinancing. Funds from operations improved compared to prior year (see discussion above).


There were no significant unusual investing or financing activities during the first three months of 1995. Net cash used in investing activities totaled $283,000 (compared to $266,000 used in first quarter, 1994), including $108,000 for capital additions and improvements to apartment properties (see discussion below) and $175,000 payments of acquisition and financing costs (including $91,000 costs related to 1994 acquisitions and previously accrued in 1994). Net cash used in financing activities totaled $1,016,000, including $927,000 payment of regular quarterly dividends and $89,000 principal payments on notes payable in the normal course of business. There were no draws on the credit facility during the first quarter of 1995 ($250,000 was drawn during the same period in 1994).

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. The Company believes that net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements in both the short and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured debt. The Company expects to meet certain of its long-term liquidity requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Capitalization of fixed assets and property improvements. The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Carpet, vinyl, and wallpaper replacements are generally expensed as incurred, except when those replacements are made in conjunction with a plan of acquisition.

Capitalized property additions, replacements and improvements through March 31 are summarized as follows:

                                                     1995        1994

   Capitalized carpet, vinyl, and
      wallpaper replacements                       $  17,115   $      -
   Other property additions                           90,903      1,013
                                                     108,018      1,013
   Allocation of BTVC purchase price additional
      consideration earned first quarter, 1995        16,667          -
                                                    $124,685     $1,013


Inflation. Management does not believe that inflation poses a material risk to the Company. Leases of the Company's apartment properties are short-term in nature, the majority for terms of one year or less, with none longer than two years. All apartment leases allow, at the time of renewal, for adjustments in the rent payable thereunder and thus enable the Company to seek increases in rents to compensate for increases in expenses brought about by inflation. In addition, the apartment lease agreements give the Company the right to terminate any lease at the end of its term on sixty days notice. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance cost on the lessee.

                         PART II

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits:

     Exhibit 11   Computation of per share earnings
     Exhibit 27   Financial data schedule (electronic filing)

b)   Reports on Form 8-K:

   The Company filed an Amendment No. 1 to its Current Report on Form 8-K as of December 28, 1994 to provide required audited and pro forma financial statement information responsive to
Item 7 related to the acquisition of Harris Hill Apartments.
The date of this amended filing was February 21, 1995.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BODDIE-NOELL PROPERTIES, INC.
                                (Registrant)


May 12, 1995                    /s/ Philip S. Payne
                                    Philip S. Payne
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly Authorized Officer)



May 12, 1995                    /s/ Pamela B. Novak
                                    Pamela B. Novak
                                    Vice President - Controller
                                    (Chief Accounting Officer)