Form 10-Q
period 1995-06-30
BODDIE NOELL PROPERTIES INC
filed 1995-08-14
CIK 812150

                                  UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
      June 30, 1995


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
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                         3710 One First Union Center, Charlotte, NC  28202
                            (Address of principal executive offices)
                                               (Zip Code)

                                           704/333-1367
                      (Registrant s telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ___

                          APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuers
classes of common stock, as of      August 4, 1995 (the latest practicable
date).




     Common Stock, $0.01 par value                               3,016,740
         (Class)                                            (Number of shares)

                        TABLE OF CONTENTS


  Item No.                                                                        Page No.
                      PART I - Financial Information
  1                   Financial Statements                                           1

  2                   Management s Discussion and Analysis of Financial Condition
                      and Results of Operations                                      7

                      PART II - Other Information
  1                   Legal Proceedings                                              12
  4                   Submission of Matters to a Vote of Security Holders            12

  5                   Other Information                                              13
  6                   Exhibits and Reports on Form 8-K                               13

                                 PART I

Item 1.  Financial Statements

BODDIE-NOELL PROPERTIES, INC.
Balance Sheets



                                                                                         June 30,         December 31,
                                                                                           1995               1994
                                                                                       (Unaudited)
Assets
Real estate investments at cost:
   Restaurant properties                                                              $ 43,205,075       $ 43,205,075
   Apartment properties                                                                 54,936,320         54,723,503
                                                                                        98,141,395         97,928,578
   Less accumulated depreciation                                                        (7,911,617)        (6,827,337)
                                                                                        90,229,778         91,101,241
Cash and cash equivalents                                                                  569,706            952,363
Rent and other receivables                                                                 483,447            493,306
Other assets, net of applicable amortization:
   Intangible related to property management operations, net                             2,449,175          2,318,335
   Deferred financing costs, net                                                           518,747            466,217
   Deferred acquisition costs                                                              316,093            255,999
   Prepaid expenses and other assets                                                       578,220            366,753
         Total assets                                                                 $ 95,145,166       $ 95,954,214

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                     $  59,829,277       $ 59,827,256
Notes payable to affiliates                                                              7,056,300          7,056,300
Deferred acquisition and financing costs payable                                                 -             91,000
Accounts payable and accrued expenses                                                      866,646            785,886
Escrowed security deposits and deferred revenue                                            178,330            225,863
      Total liabilities                                                                 67,930,553         67,986,305

Shareholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized,
      3,005,240 shares issued and outstanding at June 30, 1995,
      2,990,990 shares issued and outstanding at December 31, 1994                          30,052             29,910
   Additional paid-in capital                                                           33,643,783         33,452,611
   Dividends distributed in excess of net income                                        (6,459,222)        (5,514,612)
      Total shareholders' equity                                                        27,214,613         27,967,909
         Total liabilities and shareholders' equity                                   $ 95,145,166       $ 95,954,214


BODDIE-NOELL PROPERTIES, INC.
Statements of Operations
(Unaudited)


                                                    Three months ended June 30,             Six months ended June 30,
                                                         1995            1994                1995               1994
Revenues
Restaurant rental income                            $  1,262,353     $ 1,319,668         $ 2,336,724         $ 2,460,682
Apartment rental income                                2,082,136         665,233           4,143,565           1,216,073
Management fees                                          176,697               -             387,300                   -
Interest and other income                                  6,842          37,017              13,621              38,563
                                                       3,528,028       2,021,918           6,881,210           3,715,318

Expenses
Depreciation                                             547,572         291,114           1,094,868             572,502
Amortization                                              97,637          38,100             207,758              75,228
Apartment operations                                     605,230         222,946           1,222,581             391,100
Property management fees                                       -          33,097                   -              61,359
Administrative                                           383,838         105,375             747,590             210,750
Advisory fees                                                  -          51,709                   -              95,734
Interest                                               1,345,487         518,483           2,672,043             963,312
Write-off of deferred loan costs
   at refinancing                                         22,139               -              22,139                  -
                                                       3,001,903       1,260,824           5,966,979           2,369,985
Net income                                        $      526,125    $    761,094        $    914,231         $ 1,345,333

Net income per share                              $         0.18    $       0.27        $       0.31         $      0.47

Weighted average number
   of shares outstanding                               3,002,113       2,850,000           2,996,603           2,850,000

BODDIE-NOELL PROPERTIES, INC.
Statements of Cash Flows
(Unaudited)



                                                                                           Six months ended June 30,
                                                                                           1995               1994

Cash flows from operating activities
Net income                                                                           $    914,231              $ 1,345,333
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation and amortization                                                        1,302,626                  647,730
   Write-off of deferred loan costs                                                        22,139                        -
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            9,859                  (58,461)
      Prepaid expenses and other assets                                                  (214,277)                 121,197
      Accounts payable and accrued expenses                                               (11,260)                 106,481
      Escrowed security deposits and deferred revenue                                     (55,311)                  20,950
Net cash provided by operating activities                                                1,968,007               2,183,230

Cash flows from investing activities
Acquisitions of apartment properties                                                             -              (9,366,719)
Additions to apartment properties                                                         (179,483)                 (2,653)
Payment of deferred acquisition and financing costs                                       (314,361)               (637,971)
Net cash used in investing activities                                                     (493,844)            (10,007,343)

Cash flows from financing activities
Payment of dividends                                                                    (1,858,841)             (1,767,000)
Proceeds from notes payable                                                             10,675,000              13,750,000
Principal payments on notes payable                                                    (10,672,979)             (4,058,172)
Net cash provided by (used in) financing activities                                     (1,856,820)              7,924,828

Increase (decrease) in cash and cash equivalents                                          (382,657)                100,715
Cash and cash equivalents at beginning of period                                           952,363                 121,530

Cash and cash equivalents at end of period                                           $      569,706         $      222,245

BODDIE-NOELL PROPERTIES, INC.
Statements of Shareholders' Equity
For the Six Months ended June 30, 1995
(Unaudited)

                                                                                                Dividends
                                                                             Additional        distributed
                                                Common Stock                  paid-in          in excess of
                                          Shares             Amount           capital          net income       Total
Balance at December 31, 1994             2,990,990            $ 29,910        $ 33,452,611      $ (5,514,612)    $27,967,909

Net income, 1st quarter                                                                              388,106         388,106
Common stock issued                          3,712                  37              49,611                            49,648
Dividends paid ($.31 per share)                                                                     (927,207)       (927,207)
Balance at March 31, 1995                2,994,702              29,947          33,502,222        (6,053,713)     27,478,456

Net income, 2nd quarter                                                                              526,125         526,125
Common stock issued                         10,538                 105             141,561                           141,666
Dividends paid ($.31 per share)                                                                     (931,634)       (931,634)
Balance at June 30, 1995                 3,005,240            $ 30,052        $ 33,643,783      $ (6,459,222)   $ 27,214,613

BODDIE-NOELL PROPERTIES, INC.
Notes to Financial Statements
June 30, 1995
(Unaudited)

Note 1.  Interim financial statements

   The accompanying financial statements of Boddie-Noell Properties, Inc. (the Company) have not been audited by independent accountants, except for the balance sheet at December 31, 1994. In the opinion of the Company s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company s 1994 Annual Report on Form 10-K.

   The results for the first two quarters of 1995 are not necessarily indicative of future financial results.


Note 2.  Preferred Stock

    In June, 1995 the Company s shareholders approved amendments to the Company s bylaws and certificate of incorporation to authorize the issuance of ten million shares of preferred stock, issuable in series the characteristics of which would be set by the Board of Directors. As of June 30, 1995 no such shares have been issued.


Note 3.  Notes Payable

  During the quarter ended June 30, 1995, the Company obtained an amendment which extends its current variable rate revolving line of credit ( credit facility ) to April, 1996 (previously June, 1995) and increases the amount of the facility to $24 million (from $20 million).

   During the quarter ended June 30, 1995 the Company applied $4,500,000 proceeds of draws against its credit facility to the final $4,000,000 installment on a 8.625 percent note payable and the refinancing of Harris Hill apartments debt. In addition, $6,175,000 proceeds of an
8.55 percent fixed rate note payable were applied to pay off a variable rate note balance of approximately $6,472,000 related to Harris Hill apartments.

    In conjunction with these transactions, the Company paid and recorded $142,000 in loan costs and wrote-off approximately $22,000 in unamortized loan costs previously deferred.

    Notes payable consist of the following at June 30, 1995 and December
31, 1994:

                                                                                 June 30,         December 31,
                                                                                   1995             1994
 Variable rate revolving line of credit, originally at $15,000,000 increased to $24,000,000, due April, 1996.  Interest is charged and payable monthly, at the Company s option, at LIBOR plus 1.625%, floating CD rate plus 1.625%, or prime rate.  At June 30, 1995 the weighted average rate in effect was 7.6875%.  The Company is obligated to pay quarterly a fee equal to 0.25% per annum on the unused amount.
 Lender has the right to require Boddie-Noell Enterprises, Inc. to
 purchase 24 restaurants in the event of a default.                             $22,750,000      $18,250,000

                                                                                June 30,       December 31,
                                                                                  1995             1994
 Fixed rate notes payable comprised of four loans as of June 30, 1995
 (three loans as of December 31, 1994), payable in monthly installments totaling approximately $292,000 including principal and interest at rates ranging from 7.86% to 8.55%, with maturities in 2000 (balloon of approximately $12,500,000) through 2020.  The notes are secured by
 deeds of trust and assignments of rents of four apartment properties.           37,079,277       31,077,256


 8.625% note, payable in equal annual installments plus interest payable monthly.  The note was secured by a mortgage on 14 restaurant properties and assignment of the master lease as it related to such
 properties.  The note was retired June, 1995.                                            -        4,000,000

 Variable rate mortgage note, payable in monthly principal installments based on a 25-year amortization schedule (approximately $7,000) plus interest at 30-day LIBOR plus 1.85% (7.85% at December 31, 1994).  The
 note was retired May, 1995.                                                              -        6,500,000


 Variable rate notes payable to affiliates comprised of two loans due
 May, 1999, interest at the lower of 30-day LIBOR plus 1.5% (7.5625% at
 June 30, 1995) or 8%, payable quarterly.  Liability for these notes was assumed at the acquisition of BT Venture Corporation.
                                                                                  7,056,300        7,056,300
                                                                                $66,885,577      $66,883,556

In addition, Boddie-Noell Enterprises, Inc. has extended to the Company an unsecured revolving line of credit up to $2,000,000. The line of credit bears interest at a variable rate equal to a bank s prime rate. At June 30, 1995 and December 31, 1994 there was no obligation outstanding.

As of June 30, 1995 scheduled principal payments are approximately as follows: 1995 - $224,000; 1996 - $23,226,000; 1997 - $517,000; 1998 -
$561,000; 1999 - $7,665,000; thereafter - $34,693,000.  Loan agreements related to the credit facility, as amended, include covenants and restrictions relating to, among other things, certain minimum ratios of dividend and debt coverage and application of equity issue or loan proceeds.


Note 4.  Subsequent declaration of dividend

On July 18, 1995 the Company declared a cash dividend of $0.31 per share, which will be paid on August 15, 1995 to shareholders of record on August 1, 1995.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

Boddie-Noell Properties, Inc., formerly known as Boddie-Noell Restaurant Properties, is a Delaware corporation organized in April, 1987. From its inception through 1992, the Company s investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis to Boddie-Noell Enterprises, Inc. ( BNE ). During this period the Company operated as an advised real estate investment trust ( REIT ). In 1993 the Company embarked on a plan to diversify its assets and to reorganize as a self-administered, self-managed REIT with an emphasis on apartment properties. The Company acquired its first apartment property in June, 1993, and in 1994 the Company acquired three apartment communities and BT Venture Corporation ( BTVC ), a fully integrated apartment management and development company. As a result of these acquisitions, the Company now owns 47 restaurant properties and four apartment communities containing a total of 1,130 apartments. The Company also manages three shopping centers and an additional ten apartment communities containing a total of 1,947 apartments. The Company now operates as a self-administered, self-managed REIT with over 80 employees experienced in the acquisition, development, management and finance of apartment communities.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company s audited financial statements and notes thereto included in the Company s 1994 Annual Report on Form 10-K.

Results of Operations

Revenues. For the quarter ended June 30, 1995 the Company s revenues totaled $3,528,000, increasing 74 percent over second quarter, 1994. Year-to-date revenues totaled $6,881,000, increasing 85 percent over the first six months of 1994. The increase is primarily attributable to the addition of three apartment communities and property management activities since June, 1994. The Company s revenues come from two primary sources - restaurant rental payments and apartment rental income.

Restaurant rental payments are comprised of minimum rent ($288,286 per month) and percentage rent (equal to 9.875 percent of net sales of the related restaurant properties less minimum rent payments). In 1994 the Company began to experience negative prior year comparisons for restaurant rental revenue. This continued through the second quarter of 1995. Restaurant rental revenue for the second quarter was $1,262,000 and $2,337,000 through the first six months of 1995, a decline of 4.3 percent for the quarter and 5.3 percent for the year-to-date period. Same-store restaurant sales for locations open for the full periods in both 1994 and 1995 declined by 8.1 percent for the quarter and 7.6 percent for the year-to-date period. The difference in trends in rental revenue and same-store sales can be attributed to the closure of several stores for remodeling at various times during the first and second quarters of 1994. All stores were open during the first and second quarters of 1995.

The decline in restaurant rental revenue appears to be the result of intense competition and price discounting in the quick- service food industry. Hardee s, the franchisor of the Company s restaurant properties, and Boddie-Noell Enterprises, the operator of the restaurants, have begun to implement a number of actions to address this situation. These actions include, but are not limited to, the implementation of an aggressive new advertising campaign, new promotional programs, and menu changes and additions. It is too early to judge the impact of these actions.

To date, the addition of apartment properties and improvement in apartment operations have more than offset the negative impact of declining restaurant rental revenue. Management is cautiously optimistic that the corrective actions implemented by Hardees and Boddie-Noell Enterprises will have a positive impact on restaurant rental revenue and that continued improvement in apartment operations will lessen the impact of any decline in restaurant rental revenue.

Apartment rental revenue totaled $2,082,000 in second quarter, 1995 and $4,144,000 through six months of 1995 (compared to $665,000 and $1,216,000 in 1994, respectively), reflecting the addition of Oakbrook, Latitudes, and

Harris Hill apartments in June, October, and December, 1994, respectively. Paces Commons, the only apartment property that was owned throughout the entire first six months of 1994, provided revenue of $1,193,000 through six months of 1995, an increase of 6 percent over prior year.

Summary amounts related to apartment properties occupancy are as follows:

                                                                             Paces
                               Harris Hill     Latitudes      Oakbrook      Commons       Overall
 Number of units:                  184            448           162           336           1,130
 Quarter ended June 30, 1995

    Average physical occupancy     98.1%          93.9%         95.8%         90.5%         93.8%
    Average economic occupancy     98.2%          94.3%         96.3%         89.3%         93.8%
    Average monthly revenue
       per unit                    $667           $616          $745          $659          $655

 Six months ended June 30, 1995

    Average physical occupancy     96.9%          94.4%         96.7%         92.3%         94.5%
    Average economic occupancy     96.7%          95.4%         97.2%         92.0%         94.9%
 Average monthly revenue
      per unit                     $659           $607          $736          $644          $645

Summary amounts for Paces Commons for second quarter, 1994 were average economic occupancy of 95 percent and average monthly revenue per unit of $585.

The Company now receives property management and administrative fees arising from the management contracts it obtained as part of the acquisition of BTVC in October, 1994. These fees totaled approximately $177,000 in second quarter, 1995 and $387,000 through six months of 1995. Effective June 1, 1995 the Company transferred five third-party management contracts to BNP Management, Inc. (the Management Company, ), a subsidiary in which the Company owns a 1 percent voting interest and a 95 percent economic interest. The remaining interest in the Management Company is held by certain officers of the Company. The Company s interest in the Management Company is accounted for under the cost method. The Company does not expect the formation or operations of this subsidiary to have a significant effect on the financial position or results of operations of the Company.

Expenses. Depreciation and amortization totaled $645,000 for the quarter and $1,303,000 for the six months ended June 30, 1995, approximately double 1994 amounts. The significant increase is due primarily to acquisition of three apartment properties totaling approximately $40 million in June, October, and December, 1994 along with the $2.3 million intangible related to property management operations acquired in October, 1994.

Apartment operating expenses totaled $605,000 in second quarter and $1,223,000 through six months of 1995, compared to $223,000 and $391,000, respectively, in 1994. The significant increase again reflects the impact of 1994 apartment property acquisitions. Through June, 1995 these expenses were generally consistent with budgets and management s expectations. Operating expenses related to restaurant rental income are insignificant because of the restaurant properties triple net leases.

Administrative expenses totaled $384,000 for the three months and $745,000 for the six months ended June 30, 1995, compared to $190,000 and $368,000, respectively, for administrative and property management and advisory fees expenses during the same period in 1994 (prior to becoming self-managed and self-advised in October, 1994).

Interest expense of $1,345,000 in second quarter and $2,672,000 through six months in 1995 (compared to $518,000 and $963,000 in 1994, respectively) again reflects the impact of approximately $40 million debt assumed in conjunction with 1994 apartment property acquisitions.
The weighted average interest rate in second quarter, 1995 was approximately 8.1 percent compared to approximately 6.9 percent in second quarter of 1994.

Summary results of operations. Funds from operations ( FFO ) is defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after
adjustments for unconsolidated partnerships and joint ventures.   The
Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company s operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

A reconciliation of net income, funds from operations, and net cash provided by operating activities, along with related per share amounts, is as follows (all amounts in thousands except per share amounts):


                                   Three months ended June 30,          Six months ended June 30,
                                     1995               1994              1995               1994


Net income                     $   526   $0.18   $   761   $0.27   $   914   $0..31   $1,345    $0.47
Depreciation                       548               291             1,095              573
Amortization--
 --property mgmt. intangible        63                -                119                -

 --deferred financing costs         34                38                89               75
Write-off deferred loan costs       22                                  22
                                                      -                                    -
Funds from operations            1,193     0.40    1,090     0.38    2,239     0.75     1,993     0.70
Changes in operating assets
   and liabilities                (154)               13              (271)                190
Net cash provided by
   operating activities         $1,039     0.35    $1,103    0.39    $1,968    0.66     $2,183    0.77

As expected, net income decreased approximately 31 percent for the quarter and 32 percent year-to-date compared to 1994, reflecting the effect of depreciation and amortization of assets related to apartment property acquisitions. Funds from operations increased 9.5% for second quarter and 12.3% year to date compared to 1994, reflecting the favorable impact of apartment operations and in spite of the unfavorable trend in restaurant rental revenue. The decrease in net cash provided by operating activities reflects a $100,000 advance made to BNP Management, Inc. along with timing of rent receipts and payments for trade payables, taxes, escrow funds, etc.

Liquidity and Capital Resources

Capital resources. As of June 30, 1995 the Company s total book capitalization was $94,100,000, comprised of $27,215,000 of shareholders equity and $66,886,000 of debt. In March and April, 1995 the Company issued a total of 14,250 shares of common stock to the former BTVC shareholders in conjunction with an earn-out provision of that acquisition agreement. Subsequent to June 30, 1995 the Company will issue 11,500 shares of common stock (valued at $141,667) as additional consideration earned during the second quarter of 1995 under the earn-out provision.

During second quarter, 1995, the Company obtained an amendment which extends its current credit facility to April, 1996 (previously June, 1995) and increases the amount of the facility to $24 million (from $20 million). The Company intends to refinance the credit facility at maturity. In addition, during second quarter, 1995 the Company refinanced the Harris Hill debt (previously variable rate debt at 30-day LIBOR plus 1.85 percent) at a fixed 8.55 percent, with monthly principal and interest payments of $47,699 and a balloon payment of $5,485,000 in June, 2005.

A summary of long-term debt as of June 30, 1995 has been included in the notes to the financial statements included in Item 1 herein. At June 30, 1995 the weighted average interest rate on debt outstanding was 8.0 percent. A 1 percent increase in variable interest rates would impact the Company by increasing interest expense by approximately $258,000 on an annual basis; conversely, a 1 percent decrease in variable interest rates would impact the Company by decreasing interest expense by approximately $298,000 on an annual basis

Cash flows and liquidity. The Company s cash and cash equivalents decreased by $13,000 during the second quarter and $383,000 during the first six months of 1995. Funds from operations improved by 12 percent through six months of 1995 compared to 1994. Cash flows from operating activities decreased by 10 percent, or $215,000 during the six month period compared to 1994, primarily attributable to a $100,000 operating advance to the Management Company and timing of receipts and payments for operating activities. (See discussion of FFO and operating activities above in summary results of operations.)

Net cash used in investing activities through six months of 1995 totaled $494,000, including $179,000 improvements to apartment properties and $314,000 payment of deferred acquisition and financing costs (including $163,000 in loan costs and $91,000 costs related to 1994 acquisitions and previously accrued in 1994). Investing activities during the first six months of 1994 included $9,369,000 for acquisition of Oakbrook apartments and nominal improvements to existing apartments along with $638,000 payments for deferred costs.

As discussed above and in the notes to financial statements, during second quarter, 1995 the Company amended and increased its revolving line of credit, and applied approximately $4,500,000 proceeds of draws against that credit facility to the scheduled final $4,000,000 installment on a note payable secured by certain restaurant properties and the refinancing of Harris Hillapartments debt (in addition to $6,175,000 proceeds of an 8.55 percent fixed rate mortgage applied to retire a variable rate mortgage balance of $6,472,000). Net cash used in financing activities during the first six months of 1995 totaled $1,857,000, including $1,859,000 payments of regular quarterly dividends. Financing activities during the first six months of 1994 included $13,750,000 proceeds from revolving and other notes payable for acquisition of Oakbrook apartments and payment of the scheduled installment on the restaurant note payable, along with dividends of $1,767,000.

Short- and long-term liquidity requirements. The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. The Company believes that net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with REIT requirements in both the short- and the long term. The Company anticipates funding acquisition activities, if any, primarily by using secured debt. The Company expects to meet certain of its long-term liquidity requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

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

Capitalized property additions, replacements and improvements are summarized as follows:


                                                       Three months
                                                           ended           Six months ended June 30,
                                                      June 30, 1995         1995             1994


 Acquisition of new apartment properties             $    -         $        -         $9,366,719
 Capitalized carpet, vinyl, and wallpaper
    replacements                                     25,238             42,353              1,259
 Exterior painting                                   -                  74,588                  -
 Other property additions and improvements           46,227             62,542              1,394

                                                     71,465            179,483          9,369,372
 Allocation of BTVC purchase price additional
    consideration                                     16,667             33,334                 -
                                                     $88,132           $212,817        $9,369,372

Inflation. Management does not believe that inflation poses a material risk to the Company. Leases of the Company s apartment properties are short-term in nature, the majority for terms of one year or less, with none longer than two years. All apartment leases allow, at the time of renewal, for adjustments in the rent payable thereunder and thus enable the Company to seek increases in rents to compensate for increases in expenses brought about by inflation. In addition, the apartment lease agreements give the Company the right to terminate any lease at the end of its term on 60 days notice. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

                              PART II
Item 1.  Legal Proceedings

The Company is a party to a number of legal actions arising out of its normal business activities related to the ownership and management of apartment properties. In the aggregate these are not considered to be material.

The Company is a party to one legal action alleging damages of $2,000,000 arising out of a rape of a tenant at one of the Company s managed apartment properties by an unaffiliated assailant. The Company s involvement is as a successor-in-interest to BT Venture Corporation, and its exposure to the claim is covered by its primary insurance policy ($2,000,000) , an umbrella liability policy ($5,000,000), and a hold-harmless agreement with Boddie Investment Company. As such, the claim is not considered to be material to the Company s operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 29, 1995. At that meeting the following proposals were approved:


                                                                                       Withheld/         Broker
                                                         For            Against         Abstained        Non-votes

 Election of five directors:
    B. Mayo Boddie                                    2,585,270        -                14,620           217,802

    Nicholas B. Boddie                                2,585,270        -                14,620           217,802
    James B. Powers                                   2,581,494        -                18,396           217,802
    William H. Stanley                                2,584,274        -                15,616           217,802
    Richard A. Urquhart                               2,578,408        -                21,482           217,802


 Amend the Certificate of Incorporation to
 authorize the issuance of 10 million shares of
 preferred stock, issuable in series the
 characteristics of which would be set by the         1,702,427        289,077          61,409           764,779
 Board of Directors.

 Amend the Certificate of Incorporation to
 increase the number of shares of common stock
 that the Company has authority to issue from 10
 million to 100 million shares.                       2,318,889        236,480          44,521           217,802

 Amend the bylaws to eliminate the restrictions on
 the issuance of Preferred Stock.                     1,686,487        296,016          70,410           764,779

 Approve issuances of 20 percent or more of the
 Company s outstanding common stock (or securities
 convertible into 20 percent or more of the common
 stock) to a single person or group in connection
 with acquisitions.                                   1,752,433        231,085          69,396           764,779

 Amend the bylaws to eliminate the restrictions on
 making loans to other persons.                       1,743,014        251,081          58,818           764,779

Item 5.  Other Information

The Company has announced the election of the following officers:


         D. Scott Wilkerson                President and Chief Executive Officer
         Philip S. Payne                   Executive Vice President, Treasurer, and
                                              Chief Financial Officer
         Lisa McCourt                      Vice President - Property Management
         Pamela B. Novak                   Vice President - Controller
         Douglas E. Anderson               Vice President - Secretary
         W. Craig Worthy                   Vice President - Assistant Treasurer

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

    Exhibit 3(ii)           Amended and Restated Bylaws                    Page 15
    Exhibit 11              Computation of per share earnings              Page 32
    Exhibit 27              Financial data schedule (electronic filing)    Page 33

b)  Reports on Form 8-K:  none

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                BODDIE-NOELL PROPERTIES, INC.
                                                (Registrant)




August 14, 1995                                 /s/ Philip S. Payne
                                                Philip S. Payne
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly Authorized Officer)




August 14, 1995                                  /s/ Pamela B. Novak
                                                 Pamela B. Novak
                                                 Vice President - Controller
                                                 (Chief Accounting Officer)