Form 10-Q
period 1995-09-30
BODDIE NOELL PROPERTIES INC
filed 1995-11-14
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1995

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1995 (the latest practicable date).

         Common Stock, $0.01 par value                       3,016,740
-----------------------------------------------         ------------------
(Class)                                                 (Number of shares)

                                TABLE OF CONTENTS


  ITEM NO.                                                                             PAGE NO.

                       PART I - FINANCIAL INFORMATION
 1                     Financial Statements                                             1
 2                     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                        7

                       PART II - OTHER INFORMATION
 1                     Legal Proceedings                                                12
 6                     Exhibits and Reports on Form 8-K                                 12


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

BODDIE-NOELL PROPERTIES, INC.
--------------------------------------------------------------------------
BALANCE SHEETS



                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1995              1994
                                                                                    ----------------  ---------------
                                                                                      (Unaudited)
ASSETS
Real estate investments at cost:
   Restaurant properties                                                                $43,205,075      $43,205,075
   Apartment properties                                                                  55,032,907       54,723,503
                                                                                    ----------------  ---------------

                                                                                         98,237,982       97,928,578
   Less accumulated depreciation                                                         (8,455,916)      (6,827,337)
                                                                                    ----------------  ---------------

                                                                                         89,782,066       91,101,241
Cash and cash equivalents                                                                   718,879          952,363
Rent and other receivables                                                                  419,693          493,306
Other assets, net of applicable amortization:
   Intangible related to property management
     operations, net                                                                      2,507,929        2,318,335
   Deferred financing costs, net                                                            504,725          466,217
   Deferred acquisition costs                                                               321,401          255,999
   Prepaid expenses and other
      assets                                                                                662,983          366,753
                                                                                    ----------------  ---------------
         Total assets                                                                   $94,917,676      $95,954,214
                                                                                    ================  ===============
                                                                                    ----------------  ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable                                                        $59,718,526      $59,827,256
Notes payable to affiliates                                                               7,056,300        7,056,300
Deferred acquisition and financing
     costs payable                                                                                -           91,000
Accounts payable and accrued
     expenses                                                                             1,059,878          785,886
Escrowed security deposits and deferred
     revenue                                                                                194,741          225,863
                                                                                    ----------------  ---------------
      Total liabilities                                                                  68,029,445       67,986,305
                                                                                    ----------------  ---------------

Shareholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized,
      3,016,740 shares issued and outstanding at September 30, 1995,
      2,990,990 shares issued and outstanding at December 31, 1994                           30,167           29,910
   Additional paid-in capital                                                            33,785,335       33,452,611
   Dividends distributed in excess
      of net income                                                                      (6,927,271)      (5,514,612)
                                                                                    ----------------  ---------------
      Total shareholders' equity                                                         26,888,231       27,967,909
                                                                                    ----------------  ---------------
         Total liabilities and shareholders' equity                                      $94,917,676      $95,954,214
                                                                                    ================  ===============


BODDIE-NOELL PROPERTIES, INC.
--------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
(Unaudited)


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                    1995              1994               1995              1994
                                               ----------------  ----------------   ----------------  ---------------

REVENUES
Restaurant rental income                            $1,211,546        $1,333,003         $3,548,270       $3,793,685
Apartment rental income                              2,178,661           941,323          6,322,226        2,157,396
Management fees                                        127,119                 -            514,419                -
Interest and other income                               13,048             4,890             26,669           43,453
                                               ----------------  ----------------   ----------------  ---------------

                                                     3,530,374         2,279,216         10,411,584        5,994,534
                                               ----------------  ----------------   ----------------  ---------------

EXPENSES
Depreciation                                           544,299           339,744          1,639,167          912,246
Amortization                                            95,306            48,794            303,064          124,022
Apartment operations                                   724,659           244,094          1,947,240          635,194
Property management fees                                     -            50,216                  -          111,575
Administrative                                         339,507           105,375          1,087,097          316,125
Advisory fees                                                -            57,013                  -          152,747
Interest                                             1,359,463           683,442          4,031,506        1,646,754
Write-off of deferred loan costs
   at refinancing                                            -           109,489             22,139          109,489
                                               ----------------  ----------------   ----------------  ---------------

                                                     3,063,234         1,638,167          9,030,213        4,008,152
                                               ----------------  ----------------   ----------------  ---------------
NET INCOME                                            $467,140          $641,049         $1,381,371       $1,986,382
                                               ================  ================   ================  ===============



NET INCOME PER SHARE                                     $0.16             $0.22              $0.46            $0.70
                                               ================  ================   ================  ===============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                              3,012,990         2,850,000          3,002,125        2,850,000
                                               ================  ================   ================  ===============

BODDIE-NOELL PROPERTIES, INC.
--------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                         1995              1994
                                                                                    ----------------  ---------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income                                                                              $1,381,371       $1,986,382
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of unconsolidated subsidiary                                            (2,710)               -
   Depreciation and amortization                                                         1,942,231        1,036,268
   Write-off of deferred loan costs                                                         22,139          109,489
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            73,613          (71,797)
      Prepaid expenses and other assets                                                   (310,113)         224,407
      Accounts payable and accrued expenses                                                181,972          148,303
      Escrowed security deposits and deferred revenue                                      (25,117)          26,160
                                                                                    ----------------  ---------------
Net cash provided by operating activities                                                3,263,386        3,459,212
                                                                                    ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of apartment properties                                                             -       (9,366,719)
Additions to apartment properties                                                         (259,403)         (99,160)
Payment of deferred acquisition and financing costs                                       (334,707)        (893,998)
                                                                                    ----------------  ---------------
Net cash used in investing activities                                                     (594,110)     (10,359,877)
                                                                                    ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                    (2,794,030)      (2,650,498)
Proceeds from notes payable                                                             10,675,000       25,850,000
Principal payments on notes payable                                                    (10,783,730)     (15,258,184)
                                                                                    ----------------  ---------------
Net cash provided by (used in) financing activities                                     (2,902,760)        7,941,318
                                                                                    ----------------  ---------------

Increase (decrease) in cash and cash equivalents                                          (233,484)        1,040,653
Cash and cash equivalents at beginning of period                                           952,363          121,530
                                                                                    ----------------  ---------------

Cash and cash equivalents at end of period                                                $718,879       $1,162,183
                                                                                    ================  ===============



BODDIE-NOELL PROPERTIES, INC.
--------------------------------------------------------------------------
STATEMENTS OF SHAREHOLDERS'
EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(Unaudited)



                                                                                      DIVIDENDS
                                                                    ADDITIONAL       DISTRIBUTED
                                         COMMON STOCK                PAID-IN         IN EXCESS OF
                                    SHARES          AMOUNT           CAPITAL          NET INCOME           TOTAL
                                 -------------   -------------   ----------------  ----------------   ----------------
Balance at December 31, 1994       $2,990,990         $29,910        $33,452,611      $(5,514,612)        $27,967,909

Net income, 1st quarter                                                                   388,106            388,106
Common stock issued                     3,712              37             49,611                               49,648
Dividends paid ($.31 per share)                                                          (927,207)           (927,207)
                                 -------------   -------------   ----------------  ----------------   ----------------
Balance at March 31, 1995           2,994,702          29,947         33,502,222       (6,053,713)         27,478,456

Net income, 2nd quarter                                                                   526,125             526,125
Common stock issued                    10,538             105            141,561                              141,666
Dividends paid ($.31 per share)                                                           (931,634)          (931,634)
                                 -------------   -------------   ----------------  ----------------   ----------------
Balance at June 30, 1995            3,005,240          30,052         33,643,783       (6,459,222)         27,214,613

Net income, 3rd quarter                                                                   467,140            467,140
Common stock issued                    11,500             115            141,552                              141,667
Dividends paid ($.31 per share)                                                          (935,189)          (935,189)
                                 -------------   -------------   ----------------  ----------------   ----------------

Balance at September 30, 1995      $3,016,740         $30,167        $33,785,335      $(6,927,271)        $26,888,231
                                 =============   =============   ================  ================   ================


BODDIE-NOELL PROPERTIES, INC.
--------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)

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

The results for the first three quarters of 1995 are not necessarily indicative of future financial results.


NOTE 2.  PREFERRED STOCK

In June, 1995 the Company's shareholders approved amendments to the Company's bylaws and certificate of incorporation to authorize the issuance of ten million shares of preferred stock, issuable in series the characteristics of which would be set by the Board of Directors. As of September 30, 1995 no such shares have been issued.


NOTE 3.  NOTES PAYABLE

In June, 1995 the Company obtained an amendment which extends its current variable rate revolving line of credit ("credit facility") to April, 1996 (previously June, 1995) and increases the amount of the facility to $24 million (from $20 million).

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

Notes payable consist of the following at September 30, 1995 and December 31, 1994:



                                                                               September 30,      December 31,
                                                                                    1995              1994
                                                                              ----------------- -----------------

Variable rate revolving line of credit, originally at $15,000,000 increased to
$24,000,000, due April, 1996. Interest is charged and payable monthly, at the
Company's option, at LIBOR plus 1.625%, floating CD rate plus 1.625%, or prime rate. At September 30, 1995 the weighted average rate in effect was 7.486%. The
Company is obligated to pay quarterly a fee equal to 0.25% per annum on the unused amount. Lender has the right to require Boddie-Noell Enterprises, Inc. to purchase 24 restaurants in the event of a
default.                                                                           $22,750,000       $18,250,000






                                                                               September 30,      December 31,
                                                                                    1995              1994
                                                                              ----------------- -----------------

Fixed rate notes payable comprised of four loans as of September 30, 1995 (three loans as of December 31, 1994), payable in monthly installments totaling approximately $292,000 including principal and interest at rates ranging from
7.86% to 8.55%, with maturities in 2000 (balloon of approximately $12,500,000)
through 2020. The notes are secured by deeds of
trust and assignments of rents of four apartment properties.                        36,968,526        31,077,256

8.625% note, payable in equal annual installments plus interest payable monthly.  The note was secured by a mortgage on 14 restaurant properties and assignment of the master lease as it related to such properties.  The
note was retired June, 1995.                                                                 -         4,000,000

Variable rate mortgage note, payable in monthly principal installments based on a 25-year amortization schedule (approximately $7,000) plus interest at 30-day
LIBOR plus 1.85% (7.85% at December 31, 1994). The note
was retired May, 1995.                                                                       -         6,500,000

Variable rate notes payable to affiliates comprised of two loans due May, 1999, interest at the lower of 30-day LIBOR plus 1.5% (7.4375% at September 30, 1995)
or 8%, payable quarterly. Liability for these notes was assumed at the acquisition of BT Venture Corporation.
                                                                                     7,056,300         7,056,300
                                                                                   $66,774,826       $66,883,556



In addition, Boddie-Noell Enterprises, Inc. has extended to the Company an unsecured revolving line of credit up to $2,000,000. The line of credit bears interest at a variable rate equal to a bank's prime rate. At September 30, 1995 and December 31, 1994 there was no obligation outstanding.

As of September 30, 1995 scheduled principal payments are approximately as follows: 1995 - $224,000; 1996 - $23,226,000; 1997 - $517,000; 1998 - $561,000;
1999 - $7,665,000; thereafter - $34,693,000. Loan agreements related to the credit facility, as amended, include covenants and restrictions relating to, among other things, certain minimum ratios of dividend and debt coverage and application of equity issue or loan proceeds.


NOTE 4.  SUBSEQUENT DECLARATION OF DIVIDEND

On October 17, 1995 the Company declared a cash dividend of $0.31 per share, which will be paid on November 15, 1995 to shareholders of record on November 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Boddie-Noell Properties, Inc., formerly known as Boddie-Noell Restaurant Properties, is a Delaware corporation organized in April, 1987. From its inception through 1992, the Company's investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis to Boddie-Noell Enterprises, Inc. ("BNE"). During this period the Company operated as an advised real estate investment trust ("REIT"). In 1993 the Company embarked on a plan to diversify its assets and to reorganize as a self-administered, self-managed REIT with an emphasis on apartment properties. The Company acquired its first apartment property in June, 1993, and in 1994 the Company acquired three apartment communities and BT Venture Corporation ("BTVC"), a fully integrated apartment management and development company. As a result of these acquisitions, the Company now owns 47 restaurant properties and four apartment communities containing a total of 1,130 apartments. The Company, through its unconsolidated subsidiary, BNP Management, Inc. (the "Management Company") also manage three shopping centers and an additional nine apartment communities containing a total of 1,715 apartments. The Company now operates as a self-administered, self-managed REIT with over 80 employees experienced in the acquisition, development, management and finance of apartment communities.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company's audited financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

REVENUES. For the quarter ended September 30, 1995, the Company's revenues increased 54.9 percent from the same period the previous year. For the nine months ended September 30, 1995, revenues increased by 73.6 percent. For both the quarter and year-to-date periods, the increase in revenues was attributable to the acquisition of BT Venture Corporation and three apartment communities during 1994 [Oakbrook Apartments (June 7, 1994), BT Venture Corporation (October 1, 1994), Latitudes Apartments (October 1, 1994), and Harris Hill Apartments (December 28, 1994)] and continued improvement in operations at the Company's apartment properties. Company-owned apartments contributed revenues of $2,179,000 for the third quarter and $6,322,000 for the year-to-date period of 1995 as compared to $941,000 and $2,157,000, respectively, for similar periods in 1994.

Summary amounts related to apartment properties occupancy are as follows:




                                 Harris Hill     Latitudes     Oakbrook     Paces Commons     Overall
 Number of units:                     184           448            162           336            1,130

Quarter ended September 30, 1995:
   Average physical occupancy        95.7%         95.7%          97.7%         96.6%          96.2%
   Average economic occupancy        96.3%         96.2%          97.7%         97.5%          96.8%
   Average monthly revenue
      per unit                       $696          $621           $761          $658           $664

Nine months ended September 30, 1995:
   Average physical occupancy        96.5%         94.8%          97.0%         93.7%          95.1%
   Average economic occupancy        96.6%         95.6%          97.4%         93.8%          95.5%
Average monthly revenue
     per unit                        $671          $611           $745          $649           $651


Summary amounts for Paces Commons for third quarter, 1994, were average economic occupancy of 97 percent and average monthly revenue per unit of $594.

The Company continues to experience negative comparisons for restaurant rental revenues. For the third quarter of 1995 restaurant rental revenues declined by
9.1 percent as compared to the third quarter of 1994. Year-to-date restaurant rental revenues declined by 6.5 percent. "Same-store" restaurant sales for the locations open for the full periods in both years declined by 9.9 percent for the quarter and 8.2 percent year-to-date. The difference in the trends for rental revenue and "same-store" sales can be attributed to the closing at various times during 1994 of several stores for scheduled remodeling. Widespread price discounting in the quick-service restaurant industry is the primary reason for the decline in restaurant sales volume.

Since the acquisition of BT Venture Corporation in October 1994, the Company has dramatically reduced its dependence on restaurant rental revenues. The Company's apartment properties are located in strong markets and apartment operations continue to improve. Boddie-Noell Enterprises, the restaurant operator, and Hardee's Food Systems, the restaurant franchisor, are taking aggressive steps to improve restaurant sales. This includes a new advertising campaign and introduction of several new food items including the "Big Hardee" burger. While it is too early to judge the impact of these steps, management is cautiously optimistic that the Company will begin to realize improving restaurant rental revenues in 1996.

The Company receives property management and administrative fees arising from the management contracts it obtained as part of the acquisition of BTVC in October, 1994. These fees totaled approximately $127,000 in third quarter, 1995 and $514,000 through nine months of 1995. Effective June 1, 1995 the Company transferred five third-party management contracts to the Management Company, a subsidiary in which the Company owns a 1 percent voting interest and a 95 percent economic interest. The remaining interest in the Management Company is held by certain officers of the Company. The Company's interest in the Management Company was initially accounted for under the cost method, however, was changed to the equity method in response to recent FASB Emerging Issues Task Force guidance. The Company does not expect the formation or operations of this subsidiary to have a significant effect on the financial position or results of operations of the Company. Equity in the income of this subsidiary totals approximately $3,000 for the four months ended September 30, 1995.

Effective October 1, 1995 the Company transferred management contracts for three shopping centers and five apartment properties to the Management Company. After this transfer, all third-party management activities are conducted by the subsidiary Management Company. Effective November 1, 1995 one of those apartment properties was sold, and the management contract with the Management Company was terminated. Following this sale, the Management Company provides property management services for three shopping centers and nine apartment properties.

EXPENSES. Depreciation and amortization totaled $640,000 for the quarter and $1,942,000 for the nine months ended September 30, 1995, almost double 1994 amounts. The significant increase is due primarily to acquisition of three apartment properties totaling approximately $40 million in June, October, and December, 1994 along with the $2.3 million intangible related to property management operations acquired in October, 1994.

Apartment operating expenses totaled $725,000 in third quarter and $1,947,000 through nine months of 1995, compared to $244,000 and $635,000, respectively, in 1994. The significant increase again reflects the impact of 1994 apartment property acquisitions. Through September, 1995 these expenses were generally consistent with budgets and management's expectations. Operating expenses related to restaurant rental income are insignificant because of the restaurant properties' triple net leases.

Administrative expenses totaled $340,000 for the three months and $1,087,000 for the nine months ended September 30, 1995, compared to $212,000 and $580,000, respectively, for administrative and property management and advisory fees expenses during the same period in 1994 (prior to becoming self-managed and self-advised in October, 1994).

Interest expense of $1,359,000 in third quarter and $4,032,000 through nine months in 1995 (compared to $683,000 and $1,647,000 in 1994, respectively) again reflects the impact of approximately $40 million debt assumed in conjunction with 1994 apartment property acquisitions. The weighted average interest rate in third quarter, 1995 was approximately 8.1 percent compared to approximately 7.4 percent in third quarter of 1994.

SUMMARY RESULTS OF OPERATIONS. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

A reconciliation of net income, funds from operations, and net cash provided by operating activities is as follows (all amounts in thousands):


                                         Three months ended    Nine months ended
                                            September 30,         September,
                                           1995      1994      1995       1994
                                ----------------------------------------------------------------------------

Net income ...........................   $   467    $   641   $ 1,381    $ 1,986
Depreciation .........................       544        340     1,639        912
Amortization--
 --property mgmt. intangible .........        66       --         186       --
 --deferred financing costs ..........        30         48       118        124
Write-off deferred loan costs ........      --          110        22        110
                                         -------    -------   -------    -------
Funds from operations ................     1,107      1,139     3,346      3,132
Equity in income of subs .............        (3)      --          (3)      --
Changes in operating assets
   and liabilities ...................       191        137       (80)       327
                                         -------    -------   -------    -------
Net cash provided by
   operating activities ..............   $ 1,295    $ 1,276   $ 3,263    $ 3,459
                                         =======    =======   =======    =======

To a large extent, the addition of apartment properties and improvement in apartment operations have offset the decline in restaurant rental revenues. As a result, funds from operations has remained relatively stable in third quarter of 1995 compared to 1994 and increased by approximately 7 percent on a year-to-date basis through September 30.

As expected, net income declined approximately 27 percent for the quarter and 30 percent year-to-date compared to 1994, reflecting the effect of depreciation and amortization of assets related to apartment property acquisitions. Changes in operating assets and liabilities reflect advances made to BNP Management, Inc. ($150,000 through September 30, 1995) along with timing of rent receipts and payments for trade payables, taxes, escrow funds, etc.


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES. As of September 30, 1995 the Company's total book capitalization was $93,663,000, comprised of $26,888,000 of shareholders' equity and $66,775,000 of debt. In March, April, and July, 1995 the Company issued a total of 25,750 shares of common stock to the former BTVC shareholders in conjunction with an earn-out provision of that acquisition agreement. Under the terms of the acquisition agreement, the former BTVC shareholders are due additional consideration totaling $141,667 as of September 30, 1995. The Company may, at its election, make this payment in cash or common stock.

During second quarter, 1995, the Company obtained an amendment which extended its current credit facility to April, 1996 (previously June, 1995) and increased the amount of the facility to $24 million (from $20 million). In addition, during second quarter, 1995 the Company refinanced the Harris Hill debt (previously variable rate debt at 30-day LIBOR plus 1.85 percent) at a fixed
8.55 percent, with monthly principal and interest payments of $47,699 and a balloon payment of $5,485,000 in June, 2005.

A summary of long-term debt as of September 30, 1995 has been included in the notes to the financial statements included in Item 1 herein. At September 30, 1995 the weighted average interest rate on debt outstanding was 7.9 percent. A 1 percent increase in variable interest rates would impact the Company by increasing interest expense by approximately $276,000 on an annual basis; conversely, a 1 percent decrease in variable interest rates would impact the Company by decreasing interest expense by approximately $298,000 on an annual basis.

Consistent with management's plan to reduce the Company's exposure to variable rate debt, subsequent to September 30, 1995, the Company obtained a commitment from a bank for a credit line of $25.5 million at a fixed rate of 8.0 percent for a term of three years. The Company expects to execute this note prior to December 31, 1995. The Company intends to apply proceeds of this loan to retire its existing credit facility and for general corporate purposes. Following this refinance, a 1 percent increase in variable interest rates would impact the Company by increasing interest expense by approximately $49,000 on an annual basis while a 1 percent decrease in variable interest rates would impact the Company by decreasing interest expense by approximately $71,000 on an annual basis.

CASH FLOWS AND LIQUIDITY. The Company's cash and cash equivalents increased by $149,000 during the third quarter; however, decreased by $233,000 year to date in 1995. While funds from operations improved by 7 percent through nine months of 1995 compared to 1994, cash flows from operating activities decreased by 6 percent, or $196,000 during the nine month period compared to 1994, primarily attributable to $150,000 operating advances to the unconsolidated subsidiary Management Company and timing of receipts and payments for operating activities. (See discussion of FFO and operating activities above in summary results of operations.)

Net cash used in investing activities through nine months of 1995 totaled $594,000, including $259,000 improvements to apartment properties and $335,000 payment of deferred acquisition and financing costs (including $163,000 in loan costs and $91,000 costs related to 1994 acquisitions and previously accrued in
1994). Investing activities during the first nine months of 1994 included $9,367,000 for acquisition of Oakbrook Apartments, $99,000 for improvements to existing apartments, and $894,000 payments for deferred costs.

As discussed above and in the notes to the financial statements, during second quarter, 1995 the Company amended and increased its revolving line of credit, and applied approximately $4,500,000 proceeds of draws against that credit facility to the scheduled final $4,000,000 installment on a note payable secured by certain restaurant properties and the refinancing of Harris Hill apartments debt (in addition to $6,175,000 proceeds of an 8.55 percent fixed rate mortgage applied to retire a variable rate mortgage balance of $6,472,000). Net cash used in financing activities during the first nine months of 1995 totaled $2,903,000, including $2,794,000 payments of regular quarterly dividends. Financing activities during the first nine months of 1994 included $13,750,000 proceeds from revolving and other notes payable for acquisition of Oakbrook apartments and payment of the scheduled installment on the restaurant note payable, $944,000 net proceeds of refinanced mortgage debt for Paces Commons, along with dividends of $2,650,000.

SHORT- AND LONG-TERM LIQUIDITY REQUIREMENTS. The Company continues to produce sufficient cash flow to fund its regular dividend and has positioned itself for future growth. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on November 15, 1995, to shareholders of record on November 1, 1995.

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

Capitalized property additions, replacements and improvements are summarized as follows:


                                              Three months
                                                  ended        Nine months ended
                                              September 30,      September 30,
                                                  1995        1995          1994
                                               ----------   ----------  ------------
Acquisition of new apartment properties ....   $     --     $     --     $9,366,719
Capitalized carpet, vinyl, and wallpaper
   replacements ............................       27,251       69,604       75,123
Exterior painting ..........................       11,048       85,636         --
Other property additions and improvements ..       41,621      104,163       24,037
                                               ----------   ----------   ----------
                                                   79,920      259,403    9,465,879
Allocation of BTVC purchase price additional
   consideration ...........................       16,667       50,001         --
                                               ----------   ----------   ----------
                                               $   96,587   $  309,404   $9,465,879
                                               ==========   ==========   ==========


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

The Company is a party to one legal action alleging damages of $2,000,000 arising out of a rape of a tenant at one of the Company's managed apartment properties by an unaffiliated assailant. The Company's involvement is as a successor-in-interest to BT Venture Corporation, and its exposure to the claim is covered by its primary insurance policy ($2,000,000), an umbrella liability policy ($5,000,000), and a hold-harmless agreement with Boddie Investment Company. As such, the claim is not considered to be material to the Company's operations and financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 11    Computation of per share earnings                Page 14
     Exhibit 27    Financial data schedule (electronic filing)      Page 15

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



                                             BODDIE-NOELL PROPERTIES, INC.
                                             (Registrant)




November 14, 1995                                 /s/ Philip S. Payne
                                             ------------------------
                                             Philip S. Payne
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer)




November 14, 1995                                 /s/ Pamela B. Novak
                                             ------------------------
                                             Pamela B. Novak
                                             Vice President - Controller
                                             (Chief Accounting Officer)