Form 10-K
period 1995-12-31
BODDIE NOELL PROPERTIES INC
filed 1996-03-27
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .

                          Commission File Number 1-9496

                          BODDIE-NOELL PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

  Delaware                                             56-1574675
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

3710 One First Union Center, Charlotte, NC                          28202-6032
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1996 was approximately $36,171,000.

     The number of shares of Registrant's Common Stock outstanding on March 15, 1996 was 3,016,740

Index to Exhibits at Page  40                    Total number of Pages    115

                          BODDIE NOELL PROPERTIES, INC.

                                TABLE OF CONTENTS


Item No.     FINANCIAL INFORMATION                                      Page No.

      PART I
 1    Business ...........................................................     3
 2    Properties .........................................................     6
 3    Legal Proceedings ..................................................     8
 4    Submission of Matters to a Vote of Security Holders ................     8
 X    Executive Officers of the Registrant ...............................     8

      PART II
 5    Market for Registrant's Common Equity and Related Stockholder
      Matters ............................................................    10
 6    Selected Financial Data ............................................    10
 7    Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................    12
 8    Financial Statements and Supplementary Data ........................    17
 9    Changes in and Disagreements With Accountants on Accounting
      and Financial Disclosure ...........................................    18

      PART III
10    Directors and Executive Officers of the Registrant .................    19
11    Executive Compensation .............................................    19
12    Security Ownership of Certain Beneficial Owners and Management......    19
13    Certain Relationships and Related Transactions .....................    19

      PART IV
14    Exhibits, Financial Statement Schedules, and Reports on Form
      8-K ................................................................    20


                                     PART I

ITEM 1.  BUSINESS

History and Development of Boddie-Noell Properties, Inc.

Boddie-Noell Properties, Inc., (the "Company") is a self-advised and self-managed equity real estate investment trust ("REIT"). The Company, formerly known as Boddie-Noell Restaurant Properties, Inc., was formed in 1987 with an initial public offering of 2,850,000 shares of common stock. The Company's shares are listed on the American Stock Exchange. Its executive offices are located at 3710 One First Union Center, Charlotte, North Carolina 28202-6032 (704-333-1367).

From its inception through 1992 the Company's investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis to Boddie-Noell Enterprises, Inc. ("BNE"). During this period the Company operated as an advised REIT with all management and administrative functions being performed by BNE Advisory Group, Inc. (an affiliate of BNE) under an advisory contract. While the Company was able to maintain a relatively stable dividend throughout this period, it experienced virtually no growth in its operating results, and its common stock did not perform as well as that of larger, self-managed, self-advised REITs holding other types of properties and having more emphasis on long-term growth.

In 1992, the Company began to explore ways to increase shareholder value. Following an extensive review of its options, the Company concluded that it was in the best interest of its shareholders to change the focus of the Company to emphasize apartment properties; reorganize into a self-managed, self-advised REIT; and to implement a long-term growth strategy of acquiring apartment properties with a goal of increasing funds from operations ("FFO") and its annual dividend payment. To this end, the Company, in December 1992, entered a letter of intent to acquire BT Venture Corporation ("BTVC") and its managed properties (the "roll-up" transaction). BTVC was a fully integrated apartment management and development company located in Charlotte, North Carolina, which owned one apartment property and managed nine other apartment properties for limited partnerships (collectively the "managed properties"), the general partner of which was an affiliate of BTVC and an affiliate of certain principals of BNE. Under the proposed transaction the owners of BTVC and the affiliated limited partnerships would have received shares of the Company's common stock in exchange for their respective ownership interests in BTVC and the managed properties. Management of the Company believed that this transaction would have resulted in the Company achieving a number of its goals. Following the transaction over two-thirds of its assets would have been apartments and, using personnel obtained with the purchase of BTVC, the Company would have become self-managed and self-advised. Management believed that this transaction would have placed the Company in a better position to attain long-term growth in its operating results.

As proposed, the transaction constituted a "roll-up" as defined by the Securities and Exchange Commission ("SEC") and was subject to a special set of rules governing the merger of multiple limited partnerships into a single publicly traded entity (the roll-up rules). These rules govern and specify the type and extent of disclosure required and mandate certain terms and conditions for transactions such as that contemplated by the Company. At the time the Company entered this transaction, there had not been a transaction completed under the SEC's roll-up rules.

In May 1993, the Company entered into a contract to purchase BTVC and the managed properties and, in August 1993, filed a registration statement together with supporting documents with the SEC. With the passage of time, it became clear that, due to the complexity of the roll-up rules and changes in the market for apartment properties, the difficulty, time and cost required to complete a roll-up transaction such as that contemplated by the Company was significantly more than originally estimated. In early 1994 the Company's Board of Directors came to the conclusion that, as a result of changes in the apartment sector of the real estate industry and the burden of compliance with the disclosure requirements, it was highly unlikely that the proposed roll-up transaction could be completed in an acceptable period of time and at an acceptable cost. As a result of this determination, the Company withdrew its registration statement in March 1994.

Subsequent to the withdrawal of the Registration Statement, the Company explored alternatives to the original roll-up transaction that would help the Company achieve its goals without the cost, time and uncertainty attendant to the roll-up transaction. As a result, in June 1994, the Company entered a contract to purchase BTVC in a private transaction for a combination of stock and cash. Pursuant to a Proxy Statement filed June 15, 1994, the purchase of BTVC was approved by the Company's shareholders on August 4, 1994. The purchase was completed on October 1, 1994. As part of the purchase of BTVC, the Company acquired Latitudes Apartments, a 448-unit apartment community located in Virginia Beach, Virginia; management rights and responsibility for ten apartment communities located in North Carolina and Virginia (containing a total of 1,947 apartments) and three shopping centers located in North Carolina and Virginia (containing a total of 238,550 square feet); and the employees of BTVC, including all administrative and management staff. Simultaneously with the acquisition of BTVC, the Company changed its name to Boddie-Noell Properties, Inc., and moved its corporate headquarters from Rocky Mount, North Carolina, to Charlotte, North Carolina.

Throughout the time that the Company was involved with the roll-up transaction and the subsequent purchase of BTVC, the Company was pursuing apartment acquisitions. In June 1993, the Company acquired Paces Commons Apartments, a 336-unit apartment community located in Matthews, North Carolina (a suburb of Charlotte). In June 1994, the Company acquired Oakbrook Apartments, a 162-unit apartment community located in Charlotte, North Carolina. These acquisitions were identified by and were made with the assistance of BTVC personnel.

Subsequent to the acquisition of BTVC, in December 1994, the Company acquired Harris Hill Apartments, a 184-unit apartment community located in Charlotte, North Carolina.

Current Operations

As a result of these acquisitions, the Company now owns 47 restaurant properties and four apartment communities, containing a total of 1,130 apartments. Through its unconsolidated subsidiary, BNP Management, Inc., the Company manages an additional nine apartment communities, containing a total of 1,713 apartments, and two shopping centers, containing a total of 113,800 square feet. All of the properties presently owned or managed by the Company are located in the states of North Carolina and Virginia, with multi-family residential operations in the North Carolina cities of Raleigh, Durham, Cary, Chapel Hill, and Charlotte, as well as Virginia Beach, Virginia.

The Company has 80 employees, including administrative, management, accounting, legal, acquisitions, development, property management, leasing, and maintenance personnel. The Company operates as a self-advised and self-managed REIT.

With the addition of four apartment properties in June 1993 and June, October, and December 1994, apartment rental income accounts for a significant portion of revenues, totaling $8.5 million in 1995 compared to $3.9 million in 1994 and $1.2 million in 1993. 1995 apartment rental income represents approximately 62 percent of total revenues.

Each apartment community is operated by an on-site manager assisted by staff trained by the Company in sales, management, accounting, maintenance and other procedures. On-site managers report directly to property managers who operate from the Company's corporate offices. This flat organization provides for efficient staffing levels, reduces overhead expenses and enables the Company to be responsive to the needs of residents and on-site employees. Employees of the Company supervise all renovation and repair activities, which are generally completed by outside contractors.

Restaurant properties are leased on a triple net basis to BNE, a privately held company, which is the second largest Hardee's franchisee in the United States with approximately 365 stores. The Company's lease agreement with BNE (the "master lease"), as amended in December 1995, has a primary term expiring December 2007, grants BNE three five-year renewal options and provides for rent equal to 9.875 percent of restaurant sales as defined, subject to a minimum annual rent of $4,500,000 per year. Under the terms of the master lease, BNE is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties. Restaurant rental income totaled $4.6 million in 1995 compared to $5.0 million in 1994 and $5.2 million in 1993. 1995 restaurant rental income represents approximately 34 percent of total revenues. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of restaurant sales trends.)

Business Strategy

Building upon the acquisition of its four apartment communities and BTVC, the Company intends to continue to acquire high quality apartment properties. The Company currently has no plans to add to or dispose of its restaurant properties and will not seek additional third-party management contracts except as part of a plan to acquire additional properties.

The Company believes that its strategy of combining the restaurant properties with increasing investment in apartment communities will provide for growth in FFO and enhance shareholder value. The Company will seek to acquire multi-family properties located primarily in the states of North Carolina, South Carolina and Virginia from unaffiliated third parties and as well as some or all of the affiliated properties it currently manages. The Company will also selectively consider opportunities for development of new apartment communities. The Company's management has developed 781 apartment units and believes that its development experience will enable it to build additional apartment communities at such time as economic conditions and available capital make development attractive.

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

The Company is committed to reducing its exposure to variable rate debt. The Company converted $31.1 million and $29.3 million of variable rate debt to fixed rates during 1994 and 1995, respectively.

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

In addition to the 95 percent taxable income test, the Company is subject to a "non-qualifying" income test which requires that no more than 5 percent of total revenue come from sources deemed to be "non-qualifying." Failure to comply with this requirement may result in the loss of the Company's REIT status. Revenue from third-party property management contracts assumed at the acquisition of BTVC in 1994 is considered to be non-qualifying income. As a result, the Company, in 1994, had non-qualifying income of approximately 3 percent of total revenue. To ensure that non-qualifying income does not exceed 5 percent of its total revenue, in May 1995 the Company transferred the third-party management contracts to a newly formed unconsolidated management subsidiary, BNP Management, Inc., which is subject to federal and state income taxes. This structure is currently being used by a number of other REITs.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.


ITEM 2.  PROPERTIES

The Company owns 47 restaurant properties and four apartment communities. All of the Company's properties are located in the states of North Carolina and Virginia. The properties are held subject to loans, discussed in Notes to the Financial Statements included in Item 14 of this Annual Report.

Restaurant Properties

The locations of the Company's 47 restaurant properties are listed in Schedule III included in Item 14 of this Annual Report. The restaurant properties are leased on a triple net basis to BNE pursuant to a master lease. The master lease, as amended in December 1995, provides for a primary term expiring December 2007, grants BNE three five-year renewal options and provides for rent equal to 9.875 percent of restaurant sales as defined, subject to a minimum annual rent of $4,500,000. The average price for the restaurant properties was approximately $920,000 per property. Under the terms of the master lease, BNE is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties. A copy of the master lease is included as Exhibit 10.1 to this Annual Report.

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

Paces Commons Apartments. Located in Charlotte, North Carolina, Paces Commons was constructed in 1988 on 24.8 acres. The property consists of 18 two and three story masonry and wood frame buildings containing 336 garden type apartments, a clubhouse, a family center, two pools, a whirlpool, car wash and two tennis courts. The community offers eight different one, two and three bedroom floor plans with an average size of 862 square feet. The property was acquired by the Company on June 8, 1993, for a contract price of $14,250,000. The property appraised for $16,763,000 in August 1994. Occupancy statistics are summarized as follows:

                                                               December        December
                                   Average   Average Revenue    Average    Average Revenue
                                  Economic     per Occupied     Physical     per Occupied
                                 Occupancy*        Unit        Occupancy         Unit
Year ended December 31, 1995         94%          $655             93%          $679
Year ended December 31, 1994         95%          $611             95%          $646
June 8 thru December 31, 1993        95%          $576             94%          $589

*Average Economic Occupancy is defined as gross potential rent less vacancy divided by gross potential rent.

Oakbrook Apartments. Located in Charlotte, North Carolina, Oakbrook was constructed in 1985 on a 16.37 acre site. The property consists of 17 two story wood frame buildings with cedar siding and brick veneer containing 162 garden and townhouse style apartment units. The property offers eight different one, two and three bedroom floor plans averaging 1,100 square feet. The property was acquired by the Company on June 7, 1994, for a contract price of $9,250,000. The property appraised for $9,832,000 in April 1994. Occupancy statistics are summarized as follows:

                                                                    December          December
                                 Average      Average Revenue       Average       Average Revenue
                                Economic        per Occupied        Physical        per Occupied
                               Occupancy*           Unit           Occupancy            Unit
Year ended December 31, 1995        98%            $750                97%             $765
June 7 thru December 31, 1994       98%            $711                97%             $740

*Average Economic Occupancy is defined as gross potential rent less vacancy divided by gross potential rent.

Latitudes Apartments. Located in Virginia Beach, Virginia, Latitudes was constructed in 1989 on a 24.86 acre site. The property consists of 20 two and three story wood frame buildings with vinyl siding containing 448 garden style apartment units. The property offers six different one, two and three bedroom floor plans averaging 800 square feet. The property was acquired by the Company on October 1, 1994, as part of the acquisition of BTVC. The property was purchased by BTVC on December 3, 1992, for a contract price of $19,000,000. The property appraised for $22,150,000 in January 1994. Occupancy statistics are summarized as follows:

                                                                December       December
                                 Average     Average Revenue    Average    Average Revenue
                                Economic       per Occupied     Physical     per Occupied
                               Occupancy*          Unit        Occupancy         Unit
Year ended December 31, 1995        95%           $613             93%          $614
Year ended December 31, 1994        93%           $606             96%          $610
Year ended December 31, 1993        90%           $593             85%          $585

*Average Economic Occupancy is defined as gross potential rent less vacancy divided by gross potential rent.

Harris Hill Apartments. Located in Charlotte, North Carolina, Harris Hill was constructed in 1988 on a 18.37 acre site. The property consists of 19 two and three story wood frame buildings with wood siding containing 184 garden style apartment units. The property offers four different one and two bedroom floor plans averaging 912 square feet. The property was acquired by the Company on December 28, 1994, at a contract price of $8,900,000. The property appraised for $9,500,000 in October 1994. Occupancy statistics are summarized as follows:

                                                              December       December
                                 Average    Average Revenue   Average    Average Revenue
                                Economic      per Occupied    Physical     per Occupied
                               Occupancy*         Unit       Occupancy         Unit
Year ended December 31, 1995        96%          $683            92%          $741
December, 1994                                                   95%          $641


*Average Economic Occupancy is defined as gross potential rent less vacancy divided by gross potential rent.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is a listing and brief biography of each of the executive officers of the Company at March 15, 1996.


------------------------------ ------------------------------------------------ --------------
Name                    Age    Position                                         Officer Since
------------------------------ ------------------------------------------------ --------------
D. Scott Wilkerson       38    President and Chief Executive Officer            October, 1994
Philip S. Payne          44    Executive Vice President, Treasurer and Chief    October, 1994
                               Financial Officer
Douglas E. Anderson      48    Vice President, Secretary                        1987
W. Craig Worthy          43    Vice President                                   1987
Lisa K. McCourt          32    Vice President for Property Management Services  October, 1994
Pamela B. Novak          42    Vice President, Controller                       October, 1994

------------------------------ ------------------------------------------------ --------------

D. Scott Wilkerson - President and Chief Executive Officer. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. He joined BT Venture Corporation ("BTVC") in 1987 and served in various officer level positions, including vice president of administration and finance and vice president for acquisitions and development before becoming president in January 1994. He was named Chief Executive Officer of the Company in April 1995. Mr. Wilkerson received a B.S. degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed C.P.A. and licensed real estate broker. He has been active in various professional, civic and charitable activities.

Philip S. Payne - Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BTVC in 1990 as vice president of capital market activities and became executive vice president and chief financial officer in January 1993. He was named Treasurer of the Company in April 1995. From 1987 to 1990 he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987 he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law. He received a B.S. degree from the College of William and Mary in 1973 and a J.D. degree in 1978 from the same institution.

Douglas E. Anderson - Vice President and Secretary. Mr. Anderson has served as Vice President and Secretary of the Company since its inception in 1987. He has been with BNE since 1977 and is currently a director, executive vice president and secretary of BNE. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of BNE. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina, the Educational Foundation of the University of North Carolina and is a former director of Golden Corral Real
Estate Investment Trust. He received a B.S. degree in accounting from the University of North Carolina at Chapel Hill in 1970.

W. Craig Worthy - Vice President. Mr. Worthy has served as Vice President of the Company since its inception in 1987 and served as Treasurer of the Company from its inception until April 1995. He is a licensed certified public accountant and has been employed by BNE since 1979. Mr. Worthy is currently senior vice president and chief financial officer of BNE. He serves as a director of First Union Bank of Rocky Mount, North Carolina. He received a B.A. degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina in 1977.

Lisa K. McCourt - Vice President, Property Management Services. Ms. McCourt joined BTVC in 1989 as a community manager and was promoted to regional property manager and oversaw all apartment and shopping center operations in the Raleigh-Durham-Chapel Hill area of North Carolina and Virginia Beach, Virginia; she became vice president of property management in 1993. Prior to joining the Company, she worked for eight years in property management with fee-managed properties for Boyd & Hassell Property Management Company.

Pamela B. Novak - Vice President and Controller. A licensed certified public accountant, Ms. Novak joined BTVC in 1993 as controller. From 1984 to 1993, she was employed by Ernst & Young, as an audit manager from 1987 through 1993. She received a B.S. in accounting from the University of North Carolina at Charlotte in 1984.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the American Stock Exchange under the symbol "BNP". There were approximately 1,610 shareholders of record at March 15, 1996. The table below sets forth for the periods indicated the range of high, low and closing sale prices of the Common Stock as reported by the American Stock Exchange. As of March 15, 1996, the closing price of the Company's Common Stock was $13.50 per share.


-----------------------------------------------------------------------------
                                Stock Price                   Dividends
                   High            Low         Close       Paid Per Share
-----------------------------------------------------------------------------
1995
First quarter       $13 7/8        $12 1/8      $13 3/8          $  .31
Second quarter       13 5/8         11 1/4       12 7/8             .31
Third quarter        13 5/8         12 1/4       12 7/8             .31
Fourth quarter       13 1/8         12 1/8       12 1/2             .31
                                                                  $1.24

1994
First quarter        15 3/4         13 5/8       13 7/8          $  .31
Second quarter       14 3/8         13 1/2       14 1/4             .31
Third quarter        14 3/8         13 1/2       14 1/4             .31
Fourth quarter       14 1/2         12 1/2       12 1/2             .31
                                                                  $1.24

-----------------------------------------------------------------------------

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

The Company has elected and expects to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 95 percent of their ordinary taxable income as dividends. The Company intends to pay dividends quarterly, expects that these dividends will substantially exceed the 95 percent taxable income test, and anticipates that all dividends will be paid from current funds from operations.


ITEM 6.  SELECTED FINANCIAL DATA

From its inception through 1992 the Company's investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis. In June 1993, the Company acquired Paces Commons Apartments, a 336-unit apartment community. In June 1994, the Company acquired Oakbrook Apartments, a 162-unit apartment community. In October 1994, the Company acquired by merger BT Venture Corporation ("BTVC"), including a fully integrated apartment management and development operation and Latitudes Apartments, a 448-unit apartment community. In December 1994, the Company acquired Harris Hill Apartments, a 184-unit apartment community. (See discussion of History and Development of Boddie-Noell Properties, Inc. included in Item 1 of this Annual Report.)



----------------------------------- -----------------------------------------------------------------------------
                                                          For the years ended December 31,
                                         1995            1994            1993            1992           1991
----------------------------------- --------------- --------------- --------------- --------------- --------------
Operating Data
Revenues                               $13,725,638      $9,258,246      $6,425,852      $5,373,305     $5,108,207
Net income (1)                           1,628,268       2,301,919       2,455,451       3,158,521      2,924,242

Net income per share                          $.54            $.80            $.86           $1.11          $1.03
Weighted average number of shares
                                         3,005,809       2,885,248       2,850,000       2,850,000      2,850,000
Distributions per share:
     Ordinary income                        $  .60          $  .63           $1.09           $1.11          $1.03
     Return of capital                         .64             .61             .15             .13            .27
          Total                              $1.24           $1.24           $1.24           $1.24          $1.30

Balance Sheet Data (at year end)
Total assets                           $94,351,776     $95,954,214     $54,642,613     $40,465,345    $40,837,589
Notes payable                           67,161,785      66,883,556      26,894,378      12,000,000     12,000,000
Shareholders' equity                    26,199,938      27,967,909      27,251,996      28,330,545     28,706,024

Other Data
Funds from operations (2)               $4,449,671      $4,291,439      $4,028,885      $3,943,175     $3,717,646

----------------------------------- --------------- --------------- --------------- --------------- --------------

(1) 1995, 1994 and 1993 net income includes a special charge of $321,000, $377,000 and $600,000, respectively, to write off certain acquisition costs .

(2) The Company considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is generally defined as net income (loss) plus certain non-cash items, primarily depreciation. Adjustments for all periods shown consisted only of depreciation, amortization of an intangible asset related to acquisition of management operations, and write-off of deferred acquisition and financing costs. All FFO amounts reflect the definition recommended by the National Association of Real Estate Investment Trusts, as modified in 1995 to eliminate amortization of deferred financing costs previously added back to net income when computing FFO. The following table reflects the effect of this change in definition and reconciles FFO as previously defined to FFO amounts identified above.


                      FFO, as                                 FFO, as
                    previously           Effect of           currently
                      defined            revision             defined
 1995:
 First quarter      $1,045,523          $  (53,883)          $  991,640
 Second quarter      1,193,473             (34,715)           1,158,758
 Third quarter       1,106,745             (29,060)           1,077,685
 Fourth quarter      1,251,031             (29,443)           1,221,588
                     4,596,722            (147,101)           4,449,671

 1994:
 First quarter         902,755             (37,128)             865,627
 Second quarter      1,090,308             (38,100)           1,052,208




 Third quarter       1,139,076             (48,794)           1,090,282
 Fourth quarter      1,335,916             (52,594)           1,283,322
                     4,468,055            (176,616)           4,291,439

 1993                4,121,286             (92,401)           4,028,885

 1992                3,957,023             (13,848)           3,943,175

 1991                3,731,494             (13,848)           3,717,646


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Balance Sheets, Statements of Operations and Statements of Cash Flows included in Item 14 of this Report.

Results of Operations

Revenues. The Company's revenues come from two primary sources - restaurant rental income and apartment rental income. Prior to 1993 the Company's primary source of revenue was restaurant rental income. In June 1993, the Company acquired Paces Commons Apartments, which generated apartment rental income of $1.2 million in seven months. Revenues in 1994 were $9.3 million, an increase of 44 percent over 1993, primarily attributable to the impact of acquisitions of BTVC property management operations and three apartment communities during 1994 (Oakbrook Apartments--June 1994; Latitudes Apartments--October 1994, and Harris Hill Apartments--December 1994) and full year operations of Paces Commons Apartments. For the year 1995, revenues increased 48 percent to $13.7 million, again primarily attributable to the impact of acquisitions of and continued
improvements in operations at the Company's four apartment communities. Apartment rental income accounts for 62 percent of total revenues in 1995 compared to 42 percent in 1994 and 20 percent in 1993, indicative of the Company's focus on growth in apartment operations. Increases in revenues attributable to the Company's apartment operations were offset somewhat by declines in restaurant rental income in 1994 and 1995 and the creation of a property management subsidiary in May 1995.

Revenues from Company-owned apartments increased 212 percent and 118 percent in 1994 and 1995, respectively. While this increase is primarily attributable to acquisitions, apartment operations reflect continued improvement. Occupancy remained consistently high at an average of approximately 95 percent since the first apartment acquisition in mid-1993. Average monthly revenue per occupied unit grew from $613 in January 1995 to $676 in December 1995.
(See discussion of Apartment Properties included in Item 2 of this Report.)

Restaurant rental income payments are comprised of the greater of minimum or percentage rent based on food sales of 47 restaurants under a single master lease. Until 1992, restaurant rental income had remained generally consistent since the inception of the Company in 1987. In 1992, restaurant rental income increased by 5 percent over 1991, primarily attributable to the introduction by Boddie-Noell Enterprises, Inc. ("BNE"), the lessee, of fried chicken at the Company's properties. Restaurant rental income subsequently declined by 3 percent in 1993 and 2 percent in 1994. The 1993 decline reflected the return to a more normal sales level following the 1992 increase occasioned by introduction of new products, while the 1994 decline was attributed primarily to closing of seven restaurants at various times during the year for remodeling.

The Company continued to experience negative comparisons for restaurant rental income in 1995, with an 8 percent decline from 1994. "Same-store" restaurant sales for locations open for the full periods in both years declined by 9 percent for the year. The difference in trends for rental income and "same-store" sales can be attributed to 1994 closings for scheduled remodeling (all stores were open throughout 1995). Widespread price discounting in the quick-service restaurant industry and the lack of a strong hamburger product on the Hardee's menu appear to be the principal reasons for the decline in restaurant sales volume and related rental income. BNE and Hardee's Food Systems, the restaurant franchisor, are taking aggressive steps to improve restaurant sales. This includes a new advertising campaign, introduction of several new food items, and a return to the charbroil cooking method for hamburger products. While it is too early to judge the impact of these steps, management is cautiously optimistic that, by the end of 1996, the Company will begin to see improving restaurant sales.

Effective December 22, 1995, the Company and BNE entered into a modified and restated master lease which increases the required minimum rent from $3.46 million per year to $4.5 million per year and extends the primary term from May 2002 to December 2007. The percentage rent remains set at 9.875 percent of gross food sales. The modified master lease effectively limits the impact of any further decline in restaurant sales to a maximum further decline of approximately $150,000, or 3 percent, in restaurant rental income.

As part of the acquisition of BTVC in October 1994, the Company received third-party property management contracts for ten apartment communities and three shopping centers. In May 1995, the Company established BNP Management, Inc. (the "Management Company"), a subsidiary in which the Company owns a 95 percent economic interest and a 1 percent voting interest. As of October 1, 1995, the Company has transferred all third-party management contracts to this subsidiary, and all third-party management activities are now conducted by the Management Company. On November 1, 1995, one of the managed apartment properties was sold, and the management contract was terminated. In February 1996, one of the managed shopping centers was sold, and that management contract was likewise terminated. As the Company expects to receive significantly all net income of the subsidiary, management does not expect the formation or operation of the management subsidiary to have a significant effect on the financial position or operating results of the Company. Management fees totaled $276,000 in three months of 1994 and $515,000 in nine months of 1995. Equity in the income of the Management Company totaled approximately $48,000 in 1995. The Company accounts for its investment in the Management Company using the equity method of accounting; therefore, 95 percent of the net income of the Management Company flows through to the Company's financial statements as a single line item.

Expenses. For the years 1988 through 1992, total expenses remained relatively constant at approximately $2.2 million per year. In 1993, total expenses increased to $4.0 million, primarily attributable to acquisition of Paces Commons. For 1994, total expenses were $7.0 million, an increase of 75 percent over 1993, due to the inclusion of Paces Commons for the entire period and the acquisition of BTVC and Oakbrook, Latitudes and Harris Hill apartments. Total expenses were $12.1 million in 1995, reflecting a full year's operations of all four apartment communities and administrative functions.

Increases in depreciation and amortization over the three-year period are directly attributable to the impact of acquisitions of apartment properties in 1993 and 1994 and an intangible asset recorded in conjunction with acquisition of management operations in October 1994. Restaurant rental property ($43 million) and related depreciation charges (approximately $800,000 per year) were unchanged throughout the three-year period, while apartment rental property grew from none at the end of 1992 to over $55 million by the end of 1995, with related 1995 depreciation of approximately $1.4 million. Amortization of the intangible related to management operations totaled $56,000 in 1994 and $258,000 in 1995; the balance of amortization expense relates to loan costs.

Operating expenses at the Company's apartment properties were generally in line with management's expectations. Increases in apartment operations expenses of 206 percent in 1994 and 125 percent in 1995 reflect full year's operations of Paces Commons (acquired June 1993) and acquisitions of Oakbrook (June 1994), Latitudes (October 1994), and Harris Hill (December 1994). Operating expenses relating to restaurant properties are insignificant because of the restaurant properties' triple net lease arrangement.

Increases in administrative expenses of 153 percent in 1994 and 106 percent in 1995 are due primarily to implementation of directors' and officers' insurance coverage effective October 1993 and assumption of management activities in October 1994. These costs declined in the last half of 1995 ($538,000 during the last six months compared to $748,000 during the first six months), a trend that management expects will continue in 1996, as expenses related to third-party property management operations were transferred to the Management Company.

Throughout 1993 and through third quarter of 1994, the Company paid property management fees (5 percent of rental revenues collected) to BTVC for management of its apartment properties and advisory fees (4.65 percent of net cash available for distribution as defined by the advisory agreement) to BNE Advisory Group. With the acquisition of BTVC, the Company terminated its advisory contract and became self-advised and self-managed, thereby eliminating future property management and advisory fees.

Increases in interest expense are primarily attributable to increases in outstanding indebtedness incurred in connection with acquisitions of Paces Commons in 1993 ($14.9 million) and BTVC's management operations, Oakbrook, Latitudes, and Harris Hill in 1994 ($40.0 million) and the impact of higher variable interest rates in 1994. During fourth quarter of 1994 and second quarter of 1995 the Company refinanced all variable rate debt related to apartment properties to fixed rate loans, and in December 1995, the Company refinanced its variable rate credit facility to a fixed rate loan. (See further discussion below included in discussion of Liquidity and Capital Resources.)

During the fourth quarters of 1993, 1994, and 1995, the Company recorded write-offs of $600,000, $377,000, and $321,000 related to deferred acquisition costs. Significantly all of these costs arose in 1992 and 1993 in conjunction with the "roll-up" transaction the Company began in 1993 and ultimately abandoned in December 1995. All deferred costs related to the "roll-up" transaction have now been expensed. (See discussion of History and Development of Boddie-Noell Properties, Inc. included in Item 1 of this Report.)

Summary Results of Operations. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures". In 1995 NAREIT provided additional guidance for interpretation of this definition which specifies that only depreciation and amortization of real estate assets should be added back to net income in calculating FFO. At December 31, 1995, the Company has adopted this interpretation and restated FFO amounts previously reported.

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

A reconciliation of net income, funds from operations, and net cash provided by operating activities is as follows (all amounts in thousands):

                                                   1995        1994      1993
Net income                                       $1,628      $2,301    $2,455
Depreciation                                      2,204       1,415       973
Amortization of management intangible               258          56         -
Write-off deferred loan costs at refinancing         38         142         -
Write-off deferred acquisition costs                321         377       600
Funds from operations                             4,450       4,291     4,029
Equity in income of Management Company              (48)          -         -
Amortization of deferred financing costs            147         177        92
Changes in operating assets and liabilities         (73)         28       (55)
Net cash provided by operating activities        $4,476      $4,496    $4,066


To a large extent, the addition of apartment properties and improvement in apartment operations have offset the decline in restaurant rental income, producing increases in FFO of 7 percent in 1994 and 4 percent in 1995. As expected, net income declined 6 percent in 1994 and 29 percent in 1995, reflecting the effect of non-cash charges for depreciation and amortization of assets related to apartment property acquisitions in 1993 and 1994. Changes in operating assets and liabilities reflect timing of rent receipts and payments for trade payables, taxes, and escrow funds, etc.

Dividends. The Company paid dividends of $1.24 per share in 1993, 1994, and 1995. The Company's dividend payout ratio (the ratio of dividends paid to FFO on a per share basis) was 88 percent in 1993, 83 percent in 1994, and 84 percent in 1995.

Liquidity and Capital Resources

Capitalization. Prior to acquiring its first apartment community, the Company's capital requirements were minimal as all capital expenses related to the restaurants were borne by BNE under the terms of the master lease. In order to acquire Paces Commons, Oakbrook, BTVC, Latitudes and Harris Hill, the Company incurred additional debt and issued additional common stock. The additional debt consists of first mortgages secured by the acquired apartment communities and draws against the Company's credit lines. As the Company continues to acquire apartment properties, it is likely that the Company will incur additional long-term debt and seek additional equity capital.

At December 31, 1995, the Company's total book capitalization was $93.4 million, comprised of $26.2 million of shareholders' equity and $67.2 million of debt. At December 31, 1994, the Company's total book capitalization was $94.9 million, comprised of $28.0 million of shareholders' equity and $66.9 million of debt. At December 31, 1993, the Company had 2,850,000 shares of common stock outstanding. On October 1, 1994, an additional 140,990 shares were issued in conjunction with the acquisition of BTVC. In March, April and July 1995, the Company issued a total of 25,750 shares of common stock to the former BTVC shareholders in conjunction with an earn-out provision of that acquisition agreement. Under the terms of the acquisition agreement, the former BTVC shareholders are due additional consideration totaling $283,000 as of December 31, 1995. The Company may, at its election, make this payment in cash or up to 22,645 shares of common stock. At December 31, 1995, assuming the full contingent purchase price is earned and paid in common stock, it is anticipated that the Company could issue approximately 100,000 additional shares of common stock in conjunction with the acquisition.

Consistent with management's plan to reduce the Company's exposure to variable rate debt, during fourth quarter of 1994 and second quarter of 1995, the Company refinanced $37.6 million in variable rate debt related to apartment properties to fixed rate loans with maturities in 2000 through 2020. On December 27, 1995, the Company established a credit line with SouthTrust Bank of Alabama in the amount of $25.5 million at a fixed rate of 8.0 percent for a term of three years. The Company used an initial draw of $23.25 million to retire its existing short-term variable rate credit facility. The balance of the credit line will be available for general corporate purposes. With the implementation of the new credit facility the Company's only exposure to variable rate loans is two term notes payable to affiliates totaling $7,056,000 which are capped at an interest rate of 8.0 percent and due in full May, 1999. As of December 31, 1995, the Company has no loans which mature in less than three years or which are subject to material interest rate adjustments in less than two years.

A summary of long-term debt as of December 31, 1995 and 1994 has been included in the Notes to the Financial Statements included in Item 14 of this Report. At December 31, 1995, the weighted average interest rate on debt outstanding was
8.1 percent. A 1 percent increase in variable interest rates would impact the Company by increasing interest expense by approximately $49,000 on an annual basis; conversely, a 1 percent decrease in variable interest rates would impact the Company by decreasing interest expense by approximately $71,000 on an annual basis.

In addition to the credit facility, the Company had an unsecured revolving line of credit of $2.0 million with BNE. Draws totaling $1.1 million were made and repaid in full during 1994. In conjunction with modification of the master lease agreement, this line of credit was terminated in December 1995.

Cash Flow and Liquidity Requirements. For the years 1988 through 1992, cash flow from operating activities was generally consistent, at approximately $3.8 million in all years except 1991, in which cash flow from operating activities was approximately $3.4 million. In each of those years the Company utilized its cash flow principally to fund dividend payments.

During 1993, the Company generated $4.1 million of net cash provided by operating activities, an increase of 6 percent over 1992. The increase was primarily attributable to the acquisition of Paces Commons Apartments in June 1993.

Net cash provided by operating activities increased by 11 percent to $4.5 million in 1994. The increase was attributable to Paces Commons having been included for the entire period and cash flow from the properties acquired in 1994 (BTVC and Oakbrook, Latitudes and Harris Hill apartments) which more than offset a $119,000 decrease in restaurant rental income. In 1995 the Company was able to maintain $4.5 million in net cash provided by operating activities despite a $398,000 decline in restaurant rental income, again attributable to favorable performance of apartment properties.

The company applied cash generated by operating activities to pay dividends of $3.5 million, $3.6 million, and $3.7 million in 1993, 1994, and 1995, respectively. Dividends paid per share remained stable at $1.24. As discussed above, during 1994 and 1995 the Company issued 166,740 shares of common stock under the earn-out provision of the BTVC acquisition agreement. Also in 1995 the Company applied $150,000 to advances to the Management Company subsidiary formed mid-year.

During 1993, the Company applied $14.7 million net proceeds of financing transactions to $16.2 million in apartment acquisition activity. In 1994, the Company applied $18.6 million net proceeds of financing transactions to $18.7 million of acquisition activity and additions to apartment properties. Payments for acquisition activities and additions to apartment properties totaled $682,000 in 1995, with cash payments for debt reduction and financing costs exceeding net proceeds by $166,000.

Subsequent to December 31, 1995, the Company entered into an agreement to purchase an additional apartment community. The Company has placed a $150,000 at-risk binder in an escrow account held by a title insurance company.
The Company is currently exploring various financing options.

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

The Company continues to produce sufficient cash flow to fund its regular dividend and has positioned itself for future growth. The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short-and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Approximately 34 percent of the Company's 1995 revenue was derived from BNE's payment of rent for the use of the Company's restaurant properties. In addition, BNE is responsible for all of the cost associated with the maintenance and operations of these properties. As a result, the financial well being of the Company is, to a large extent, dependent on BNE's ability to meet its obligations under the terms of the master lease. The ability of BNE to satisfy the requirements of the master lease depend on its liquidity and capital resources. Historically, BNE has been able to meet its liquidity needs through cash flow generated from operations and through reliance on its credit facility.

BNE's principal line of business is the operation of approximately 365 Hardee's restaurants, 47 of which are owned by the Company. The continued decline in restaurant sales (see "Revenues" above) has had a material impact on BNE's operating cash flow. Management has reviewed BNE's unaudited financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections and believes that with the refinance of its credit facility (discussed below) BNE will have sufficient liquidity and capital resources to meet its obligations under the master lease and credit facility as well as its general corporate operating needs.

The principal debt facility on which BNE has relied has been a $140 million credit agreement. This facility matured on December 31, 1995, but has been temporarily extended pending renewal. BNE has received and executed a commitment from the bank group issuing the facility specifying the terms and conditions of a renewal, and BNE is currently assembling the required documentation. Both BNE and representatives of the bank group have indicated that they expect the facility to be renewed and that a final closing of the renewal will occur in the near future.

The table below sets forth certain information with respect to the liquidity and capital resources of BNE. The information is derived from BNE's unaudited financial statements for the fiscal year ended December 31, 1995, available as of March 8, 1996. BNE is an S Corporation for federal and state income tax purposes; therefore, its cash flow generated from operations does not include a deduction for corporate income tax payments.

   Current assets                                             $  13,350,000
   Total assets                                                 296,339,000
   Current liabilities                                           37,732,000
   Total debt, including current portion of $8,291,000          140,346,000
   Shareholders' equity                                          92,117,000
   Net cash provided by operating activities                     13,766,000

Capitalization of Fixed Assets and Property Improvements. The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. In 1994 and 1993, apartment carpet, vinyl and wallpaper replacements were generally expensed as incurred ($23,000 in 1994 and none in 1993), except when those replacements were made in conjunction with a plan of acquisition. In 1995, the Company capitalized all apartment carpet, vinyl and wallpaper replacements. Management believes that such capitalization of carpet, vinyl and wallpaper, depreciated over five years, more appropriately reflects the useful life of these assets and is consistent with prevailing industry practice.

A  summary  of  capitalized  apartment  property  additions,   replacements  and
improvements has been included in the Notes to the Financial Statements included in Item 14 of this Report.

Inflation. Management does not believe that inflation poses a material risk to the Company. The leases at the Company's apartment properties are short-term in nature. The majority of the apartment leases are for terms of one year or less, with none longer than two years. All apartment leases allow, at the time of renewal, for adjustments in the rent payable thereunder and thus enable the Company to seek increases in rents to compensate for increases in expenses brought about by inflation. In addition, the apartment lease agreements give the Company the right to terminate any lease at the end of its term on 60 days notice. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance cost on the lessee.

Environmental matters. Phase I environmental studies have been performed on the Company's apartment properties. Such studies found ground water contamination at sites near Latitudes and Paces Commons, but none determined to exist on the properties. The Company believes that the matters raised by such reports will not have a material adverse effect on the Company's results of operations, liquidity or capital resources. Environmental transaction screens were obtained for each of the restaurant properties in 1995. These environmental reports did not indicate existence of any environmental problems that warranted further investigation. BNE has indemnified the Company for environmental problems associated with the restaurant properties under its master lease with the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Stockholders to be held May 23, 1996, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled  "Compensation of
Directors"  of  the  Proxy  Statement  and  the  section   entitled   "Executive
Compensation" of the Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
Financial Statements and Notes:
  Report of Independent Accountants                                                23
  Balance Sheets as of December 31, 1995 and 1994                                  24
  Statements of Operations for the Years Ended December 31, 1995, 1994, and 1993   25
  Statements of Shareholders' Equity for the Years Ended
     December 31, 1995, 1994, and 1993                                             26
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993   27
  Notes to Financial Statements                                                    28
Schedules:
  Schedule III - Real Estate and Accumulated Depreciation                          37


The financial statements and schedule are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

  Exhibit
    No.

    2* Agreement and Plan of Merger between BT Venture Corporation and Boddie-Noell Restaurant Properties, Inc. (filed as Exhibit (2)-2 to Boddie-Noell Properties, Inc. Current Report on Form 8-K dated October 1, 1994, and incorporated herein by reference)
    3.1* Articles of Incorporation (filed as Exhibit 3(a) to Registration Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
    3.2      By-Laws
   10.1 Amended and Restated Master Lease Agreement dated December 21, 1995 between Boddie-Noell Properties, Inc. and Boddie-Noell Enterprises, Inc.
   10.2 Loan Agreement dated December 27, 1995 between Boddie-Noell Properties, Inc. and SouthTrust Bank of Alabama, N.A.
   10.3* Acquisition Agreement by and among Boddie-Noell Restaurant Properties, Inc., BT Venture Corporation and Related Entities dated June 7, 1994 (filed as an exhibit in Schedule 14A of Proxy Statement dated June 15, 1994 and incorporated herein by reference)
   10.4* Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and Incentive Plan effective August 4, 1994 (filed as an exhibit in
             Schedule 14A of Proxy Statement dated June 15, 1994 and incorporated herein by reference)
   10.5* Form and description of Incentive Stock Option Agreements dated October 17, 1994 between the Company and certain officers (filed as Exhibit 10.8 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1994 and incorporated herein by reference)

   10.6*     Form and description of Nonqualified  Stock Option Agreements dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.9 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994 and incorporated herein by reference)
   10.7*     Form and description of Employment Agreements dated October 1, 1994 between the Company and certain officers (filed as Exhibit 10.10 to
             Boddie-Noell  Properties,  Inc.  Annual  Report on Form 10-K  dated
             December 31, 1994 and incorporated herein by reference)
   11        Computation of Per Share Earnings
   21        Subsidiaries of the Registrant
   27        Financial Data Schedule (electronic filing)


*  Incorporated herein by reference

Exhibits 10.4 through 10.7 are management contracts or compensatory plans.

(b)  Reports on Form 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BODDIE-NOELL PROPERTIES, INC.


Date:  March 25, 1996       /s/ Philip S. Payne
                            Philip S. Payne
                            Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                    Title:                            Date:


/s/ D. Scott Wilkerson        President and                     March 25, 1996
D. Scott Wilkerson            Chief Executive Officer


/s/ Philip S. Payne           Executive Vice President and      March 25, 1996
Philip S. Payne               Chief Financial Officer


/s/ Pamela B. Novak           Vice President and                March 25, 1996
Pamela B. Novak               Controller


/s/ B. Mayo Boddie            Chairman of the Board             March 25, 1996
B. Mayo Boddie


/s/ Nicholas B. Boddie        Vice Chairman of the Board and    March 25, 1996
Nicholas B. Boddie            Director


/s/ William H. Stanley        Director                          March 25, 1996
William H. Stanley


/s/ Richard A. Urquhart, Jr.  Director                          March 25, 1996
Richard A. Urquhart, Jr.


/s/ Donald R. Pesta, Jr.      Director                          March 25, 1996
Donald R. Pesta, Jr.

                               Arthur Andersen LLP







Report of Independent Public Accountants



To the Shareholders of
Boddie-Noell Properties, Inc.:

We have audited the accompanying balance sheets of Boddie-Noell Properties, Inc. (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to above are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boddie-Noell Properties, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.



                                         /s/ Arthur Andersen LLP

                                         ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
   January 31, 1996.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Balance Sheets


                                                                                     December 31,
                                                                               1995                1994
                                                                         ------------------  ------------------
Assets
Real estate investments at cost:
   Restaurant properties                                                       $43,205,075         $43,205,075
   Apartment properties                                                         55,315,686          54,723,503
                                                                         ------------------  ------------------
                                                                                98,520,761          97,928,578
   Less accumulated depreciation                                                (9,020,948)         (6,827,337)
                                                                         ------------------  ------------------
                                                                                89,499,813          91,101,241
Cash and cash equivalents                                                          700,863             952,363
Accounts receivable under restaurants master lease                                 236,121             388,293
Apartments rent and other receivables                                                8,696             105,013
Prepaid expenses and other assets                                                  165,655             226,565
Security deposit funds held in trust                                               127,894             140,188
Investment in and advances to Management Company                                   326,767                   -
Other assets, net of applicable amortization:
   Intangible related to acquisition of management operations                    2,560,254           2,318,335
   Deferred acquisition costs                                                            -             255,999
   Deferred financing costs                                                        725,713             466,217
                                                                         ==================  ==================
         Total assets                                                          $94,351,776         $95,954,214
                                                                         ==================  ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                               $60,105,485         $59,827,256
Notes payable to affiliates                                                      7,056,300           7,056,300
Accounts payable and accrued expenses                                              129,908             447,271
Accrued interest on mortgage and other notes payable                               269,373             257,575
Accrued interest on notes payable to affiliates                                    132,231             122,392
Additional consideration due to former BTVC shareholders                           283,334              49,648
Escrowed security deposits and deferred revenue                                    175,207             225,863
                                                                         ------------------  ------------------
      Total liabilities                                                         68,151,838          67,986,305
                                                                         ------------------  ------------------

Commitments and contingencies - Note 11 Shareholders' equity:
   Common stock, $.01 par value, 10,000,000 shares authorized,  3,016,740 shares issued and outstanding at December 31, 1995,  2,990,990  shares issued and
      outstanding at December 31, 1994                                              30,167              29,910
   Additional paid-in capital                                                   33,785,335          33,452,611
   Dividends distributed in excess of net income                                (7,615,564)         (5,514,612)
                                                                         ------------------  ------------------
      Total shareholders' equity                                                26,199,938          27,967,909
                                                                         ------------------  ------------------
         Total liabilities and shareholders' equity                            $94,351,776         $95,954,214
                                                                         ==================  ==================

The accompanying notes to financial statements are an integral part of these balance sheets.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Operations


                                                                         Years ended December 31,
                                                                1995               1994              1993
                                                           ----------------   ----------------  ----------------
Revenues
Restaurant rental income                                    $    4,649,250     $    5,046,837        $5,165,432
Apartment rental income                                          8,476,268          3,889,277         1,244,803
Management fees                                                    514,872            276,157                 -
Equity in income of Management Company                              48,063                  -                 -
Interest and other income                                           37,185             45,975            15,617
                                                           ----------------   ----------------  ----------------
                                                            $   13,725,638     $    9,258,246    $    6,425,852
                                                           ----------------   ----------------  ----------------

Expenses
Depreciation                                                     2,204,199          1,414,800           973,434
Amortization                                                       405,182            232,856            92,401
Apartment operations                                             2,480,920          1,101,370           360,447
Administrative                                                   1,285,509            622,605           245,660
Property management and advisory fees                                    -            264,322           256,793
Interest on notes payable to affiliates                            540,572            139,973                 -
Interest - other                                                 4,821,865          2,661,921         1,441,666
Write-off of deferred loan costs upon refinancing                   37,723            141,582                 -
Write-off of deferred acquisition costs                            321,400            376,898           600,000
                                                           ----------------   ----------------  ----------------
                                                                12,097,370          6,956,327         3,970,401
                                                           ----------------   ----------------  ----------------
Net income                                                  $    1,628,268     $    2,301,919    $    2,455,451
                                                           ================   ================  ================
Net income per share                                        $         0.54     $         0.80    $         0.86
                                                           ================   ================  ================

Weighted average number of shares outstanding                    3,005,809          2,885,248         2,850,000
                                                           ================   ================  ================


The accompanying notes to financial statements are an integral part of these statements.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Statements of Shareholders' Equity


                                                                                      Dividends
                                                                    Additional       distributed
                                         Common Stock                paid-in         in excess of
                                    Shares          Amount           capital          net income           Total
                                 -------------   -------------   ----------------  ----------------   --------------
Balance at December 31, 1992        2,850,000    $    28,500     $   31,462,322    $   (3,160,277)    $  28,330,545

Net income                                                                               2,455,451        2,455,451
Dividends paid
   ($1.24 per share)                                                                    (3,534,000)      (3,534,000)
                                 -------------   -------------   ----------------  ----------------   --------------
Balance at December 31, 1993        2,850,000          28,500         31,462,322        (4,238,826)      27,251,996

Net income                                                                               2,301,919        2,301,919
Common stock issued                   140,990           1,410          1,990,289                          1,991,699
Dividends paid
   ($1.24 per share)                                                                    (3,577,705)      (3,577,705)
                                 -------------   -------------   ----------------  ----------------   --------------
Balance at December 31, 1994        2,990,990          29,910         33,452,611        (5,514,612)      27,967,909

Net income                                                                               1,628,268        1,628,268
Common stock issued                    25,750             257            332,724                            332,981
Dividends paid
   ($1.24 per share)                                                                    (3,729,220)      (3,729,220)
                                 =============   =============   ================  ================   ==============
Balance at December 31, 1995        3,016,740    $     30,167     $   33,785,335   $   (7,615,564)    $  26,199,938
                                 =============   =============   ================  ================   ==============


The accompanying notes to financial statements are an integral part of these statements.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Statements of Cash Flows

                                                                         Years ended December 31,
                                                                1995               1994              1993
                                                           ----------------   ----------------  ----------------
Cash flows from operating activities:
Net income                                                  $   1,628,268      $   2,301,919     $   2,455,451
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                         (48,063)                 -                 -
   Depreciation and amortization                                2,609,381          1,647,656         1,065,835
   Write-off of deferred loan costs                                37,723            141,582                 -
   Write-off of deferred acquisition costs                        321,400            376,898           600,000
   Changes in operating assets and liabilities:
      Rent and other receivables                                  248,489            (78,046)           56,398
      Prepaid expenses and other assets                           (66,088)            (5,584)         (225,899)
      Accounts payable and accrued expenses                      (204,726)           150,443            84,114
      Escrowed security deposits and deferred revenue             (50,656)           (38,407)           30,325
                                                           ----------------   ----------------  ----------------
Net cash provided by operating activities                       4,475,728          4,496,461         4,066,224
                                                           ----------------   ----------------  ----------------

Cash flows from investing activities:
Acquisitions of apartment properties                                    -        (18,055,659)      (14,302,078)
Acquisition of BT Venture Corp., net of cash payment                    -            164,838                 -
Additions to apartment properties                                (525,516)          (161,294)          (50,090)
Payment of deferred acquisition costs                            (156,401)          (677,006)       (1,804,827)
Advances to Management Company                                   (150,000)                 -                 -
                                                           ----------------   ----------------  ----------------
Net cash used in investing activities                            (831,917)       (18,729,121)      (16,156,995)
                                                           ----------------   ----------------  ----------------

Cash flows from financing activities:
Payment of dividends                                           (3,729,220)        (3,577,705)       (3,534,000)
Proceeds from notes payable                                    33,925,000         53,600,000        18,950,000
Principal payments on notes payable                           (33,646,771)       (34,449,203)       (4,055,622)
Payment of deferred financing costs                              (444,320)          (509,599)         (208,689)
                                                           ----------------   ----------------  ----------------
Net cash provided by (used in) financing activities            (3,895,311)        15,063,493        11,151,689
                                                           ----------------   ----------------  ----------------

Increase (decrease) in cash and cash equivalents                 (251,500)           830,833          (939,082)
Cash and cash equivalents at beginning of year                    952,363            121,530         1,060,612
                                                           ----------------   ----------------  ----------------

Cash and cash equivalents at end of year                    $     700,863      $     952,363     $     121,530
                                                           ================   ================  ================

Supplemental disclosures of cash flow information:
  Cash payments for interest:
     To affiliates                                                530,733             17,581                 -
     Other                                                      4,810,067          2,539,445         1,402,257
                                                           ----------------   ----------------  ----------------
     Total                                                  $   5,340,800      $   2,557,026     $   1,402,257
                                                           ================   ================  ================

The accompanying notes to financial statements are an integral part of these statements.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Notes to Financial Statements
December 31, 1995


Note 1.  Organization  and  Summary  of  Significant  Accounting  and  Reporting
Policies

Organization  and  History.   Boddie-Noell  Restaurant  Properties,   Inc.  (the
"Company") was incorporated on April 1, 1987. On October 1, 1994, the Company changed its name to Boddie-Noell Properties, Inc.

In April 1987, the Company acquired 47 existing Hardee's restaurant properties located in Virginia and North Carolina, operated by Boddie-Noell Enterprises, Inc. ("BNE") under franchise agreements with Hardee's Food Systems, Inc. Simultaneously with their purchase, the properties were leased to BNE under a master lease agreement.

In June 1993, the Company acquired Paces Commons Apartments, a 336-unit apartment property in Charlotte, North Carolina. In June 1994, the Company acquired Oakbrook Apartments, a 162-unit apartment property in Charlotte, North Carolina. Effective October 1, 1994, the Company acquired by merger BT Venture Corporation ("BTVC"), an integrated real estate management, development and acquisition company and owner of the Latitudes Apartments, a 448-unit apartment property in Virginia Beach, Virginia. As of October 1, 1994, the Company succeeded to BTVC's third-party management business, terminated its advisory agreement with BNE Advisory Group, Inc., and began operations as a self-administered and self-managed real estate investment trust. In December 1994, the Company acquired Harris Hill Apartments, a 184-unit apartment property in Charlotte, North Carolina.

In May 1995, the Company formed BNP Management, Inc. (the "Management Company"). The Company has a 1 percent voting interest and 95 percent economic interest. This investment is recorded using the equity method of accounting.

Capital Stock. In June 1995, the Company's shareholders approved amendments to the Company's bylaws and certificate of incorporation to allow the Board of Directors to authorize the issuance of up to an additional 90,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, issuable in series the characteristics of which would be set by the Board of Directors. As of December 31, 1995, no such shares have been authorized or issued.

Real Estate Investments. Restaurant properties, which include only real property, are carried at cost. Cost of repairs and maintenance and capital improvements are borne by BNE. Depreciation of the buildings is computed using the straight-line method over the estimated useful lives (40 years) of the respective properties.

Apartment properties are carried at cost. Ordinary repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are 40 years for buildings, 20 years for land improvements, and 10 years for fixtures and equipment, and five years for carpet, vinyl, and wallpaper replacements.

Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs. The intangible asset related to the acquisition of management operations acquired by merger is amortized using the straight-line method over a period of ten years. Accumulated amortization on this asset totaled $314,000 and $56,000 at December 31, 1995 and 1994, respectively.

Deferred acquisition costs represent costs incurred in connection with the proposed acquisition of properties and the associated offering costs. Such costs are deferred until such time as the acquisition is consummated. Upon completion of the acquisition, the costs will be capitalized to the underlying assets and/or charged to shareholders' equity. At such time as an acquisition is deemed not probable, the costs are charged to expense.

Financing costs are deferred and amortized using the straight-line method over the terms of the related notes. Accumulated amortization on these assets totaled $61,000 and $205,000 at December 31, 1995 and 1994, respectively.

Income Taxes. The Company operates as and elects to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. Accordingly, the
Company will not be subject to Federal or state income taxes on amounts distributed to shareholders, provided it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision has been made for federal or state income taxes.

Net Income Per Share. Net income per share for the years ended December 31, 1995, 1994, and 1993 is calculated based on the weighted average number of shares outstanding during the respective periods.

Fair Values of Financial Instruments. The following methods and assumptions are used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Notes payable: The fair value of the Company's fixed rate mortgage notes is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates. The carrying amounts of the Company's borrowings under its variable rate notes payable approximate fair value.

Reclassifications. Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.


Note 2.  Real Estate Investments

Real estate investments consist of the following at December 31, 1995 and 1994:

                                                      1995               1994
Restaurants
Land                                               $12,068,737      $12,068,737
Buildings and land improvements                     31,136,338       31,136,338
less accumulated depreciation                       (6,778,604)      (6,000,196)
                                                    36,426,471       37,204,879
Apartments
Land                                                 6,642,291        6,642,291
Buildings and land improvements                     46,517,150       46,205,625
Fixtures, equipment, and other personal property     2,156,245        1,875,587
less accumulated depreciation                       (2,242,344)        (827,141)
                                                    53,073,342       53,896,362
                                                   $89,499,813      $91,101,241

The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. In 1995 the Company capitalized all apartment carpet, vinyl and wallpaper replacements. In 1994 and 1993 apartment carpet, vinyl, and wallpaper replacements were generally expensed as incurred ($23,000 in 1994 and none in 1993), except when these replacements were made in conjunction with a plan of acquisition.

Capitalized apartment property additions, replacements and improvements are summarized as follows:

                                              1995          1994        1993
Property acquisitions through purchase       $    ---   $18,243,374  $14,302,078
Property acquisitions through merger              ---    21,950,000        ---
Allocation of additional consideration
   for property acquisitions through merger    66,668        16,667        ---
Capitalized carpet, vinyl, and
     wallpaper replacements                   210,430        91,434       24,274
Other property additions and improvements     315,085        53,193       25,816
                                             $592,183   $40,354,668  $14,352,168


Note 3.  Investment in and Advances to Management Company

In May 1995, the Management Company was formed to provide management services to non-Company owned properties. The Company contributed approximately $119,000, primarily in office equipment, to the formation of the Management Company and transferred the rights to certain third-party property leasing and management contracts to the Management Company for a 1 percent voting interest and 95 percent economic interest. The remaining interest in the Management Company is held by certain officers of the Company. Because the Company exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying financial statements using the equity method. At December 31, 1995, the Management Company provides leasing and property management services to nine apartment properties and three shopping centers owned by limited partnerships of which Boddie Investment Company ("BIC") is the general partner.

During 1995 the Company advanced a total of $150,000 to the Management Company. These advances accrued interest at 12 percent. 1995 interest on these advances totaled $9,736 and was outstanding at December 31, 1995.

Summary financial information of the Management Company at December 31, 1995, and for the eight months then ended is as follows:

   Current assets                                                   $221,758
   Property and equipment, net                                       122,430
   Other assets                                                        7,028
            Total assets                                            $351,216

   Current liabilities                                              $ 21,919
   Advances and accrued interest due to
      Boddie-Noell Properties, Inc.                                  159,736
   Shareholders' equity                                              169,561
            Total liabilities and shareholders' equity              $351,216

   Revenues                                                         $327,488
   Operating expenses                                               (254,659)
   Interest                                                           (9,736)
            Net income before income taxes                            63,093
   Provision for income taxes                                         12,500
            Net income                                              $ 50,593


Note 4.  Notes Payable

Notes payable consist of the following at December 31, 1995 and 1994:

                                                                                    1995              1994
Note payable to a bank in the  principal sum of up to  $25,500,000  due December
1998,  interest  on the  outstanding  principal  balance  payable  monthly at an effective rate of 8.11%,  secured by deeds of trust on 47 restaurant  properties and  assignment of rents under the Amended and Restated  Master Lease  Agreement for those  restaurants.  The  principal  balance of the loan may be prepaid,  in whole or part, subject to certain
restrictions and penalties.                                                        $23,250,000       $       ---

Fixed rate notes  payable  comprised  of four loans at December  31, 1995 (three
loans  at  December  31,  1994),  payable  in  monthly   installments   totaling
approximately  $292,000  including  principal and interest at rates ranging from
7.86% to 8.55%,  with maturities in 2000 (balloon of approximately  $12,500,000)
through 2020. The notes are secured by deeds of
trust and assignments of rents of four apartment properties.                        36,855,485        31,077,256

Variable rate revolving line of credit,  originally at $15,000,000  increased to
$24,000,000,  retired December,  1995. Interest was charged and payable monthly, at the Company's option, at LIBOR plus 1.625%,  floating CD rate plus 1.625%, or prime rate. Lender had the right to require Boddie-Noell
Enterprises, Inc. to purchase 24 restaurants in the event of a default.                    ---        18,250,000

8.625% note, payable in equal annual installments plus interest payable monthly, secured by a mortgage on 14 restaurant  properties  and assignment of the master lease as it related to such properties. The note was retired
June, 1995.                                                                                ---         4,000,000

Variable rate note, payable in monthly principal installments based on a 25-year amortization schedule  (approximately $7,000) plus interest at 30-day LIBOR plus
1.85%, secured by a deed of trust and assignment of rents
of an apartment property.  The note was retired May, 1995.                                 ---         6,500,000

Variable rate notes payable to affiliates  comprised of two loans due May, 1999, interest at the lower of 30-day  LIBOR plus 1.5% (7.3% at December  31, 1995) or
8%, payable quarterly. Liability for these notes was assumed at
the acquisition of BTVC.                                                             7,056,300         7,056,300
                                                                                   $67,161,785       $66,883,556


As of December 31, 1995, scheduled principal payments are approximately as follows: 1996 - $476,000; 1997 - $517,000; 1998 - $23,811,000; 1999 -
$7,665,000; 2000 - $12,906,000; thereafter - $21,787,000.

The loan agreement related to the $25,500,000 note payable to a bank includes covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth.

During 1995 the Company applied $29,425,000 proceeds of fixed rate loans to retire a fixed rate mortgage note and pay off variable rate notes payable and a variable rate revolving line of credit totaling approximately $29,250,000. In conjunction with these refinancing transactions, unamortized loan costs of approximately $38,000 were charged to expense.

During 1994 the Company applied $31,100,000 proceeds of three fixed rate loans to pay off variable rate notes payable totaling approximately $30,300,000. In conjunction with these refinancing transactions, unamortized loan costs of approximately $142,000 were charged to expense.

At December 31, 1995, the Company has recorded deferred financing costs of approximately $266,000 related to the $25,500,000 term loan which was executed December 29, 1995. Management anticipates that financing costs associated with this loan will total approximately $410,000, to be amortized over the three-year term of the loan.


Note 5.  Dividends

Dividends of $1.24 per share were paid during 1995, 1994, and 1993. The allocation of these dividends between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                                1995        1994        1993
 Non-taxable return of capital                  51.8%       49.3%       12.5%
 Taxable ordinary dividend income               48.2        50.7        87.5


A regular quarterly dividend of $.31 per share was declared by the Board of Directors on January 16, 1996, payable on February 15, 1996, to shareholders of record on February 1, 1996.


Note 6.  Rental Operations

Restaurant Properties - Master Lease Agreement. In conjunction with the $25,500,000 loan agreement with a bank, in December 1995, the Company entered into an Amended and Restated Master Lease Agreement with BNE which extended the term of the original lease to an initial term ending in December 2007 and increased minimum annual rent to $4,500,000. Prior to amendment, the master lease required the lessee to pay minimum annual rent equal to an annualized rate of 8.0 percent of the aggregate purchase price of the properties ($3,459,433 in 1995, 1994, and 1993 respectively), and percentage rent of 9.875 percent of the quarterly aggregate net sales from restaurant operations on the properties less the aggregate minimum rent payable for such calendar quarter.

As amended, the lease requires the lessee to pay monthly installments of minimum annual rent equal to $4,500,000, and percentage rent at 9.875 percent of quarterly aggregate net sales from restaurant operations on the properties less minimum rent paid for such calendar quarter, subject to an annual calculation of the greater of minimum or percentage rent. The lessee is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties. The lessee may extend the lease for up to a maximum of three five-year renewal terms. Under certain conditions as defined in the agreement, BNE and the Company each have the right to substitute another restaurant property for a property covered by the lease. The master lease provides that after December 31, 2007 (the beginning of the first renewal period), BNE has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, the Company and BNE have entered into a separate agreement which, after December 31, 1997, allows BNE to purchase under specified terms up to seven restaurant properties deemed to be uneconomic.

The components of rental income were as follows:

                                 1995              1994             1993
 Minimum rent                  $3,459,433       $3,459,433        $3,459,433
 Percentage rent                1,189,817        1,587,404         1,705,999
                               $4,649,250       $5,046,837        $5,165,432

Future minimum rentals to be received by the Company under the master lease agreement are $4,500,000 per year through 2007. These amounts above do not include percentage rentals which may be received in addition to minimum rent.

Approximately 34 percent of the Company's 1995 revenue was derived from BNE's payment of rent for the use of the Company's restaurant properties. In addition, BNE is responsible for all of the cost associated with the maintenance and operation of these properties. As a result, the financial well being of the Company is to a large extent dependent on BNE's ability to meet its obligations under the terms of the master lease. The ability of BNE to satisfy the requirements of the master lease depend on its liquidity and capital resources. Historically, BNE has been able to meet its liquidity needs through cash flow generated from operations and through reliance on its credit facility.

BNE's principal line of business is the operation of approximately 365 Hardee's restaurants, 47 of which are owned by the Company. The continued decline in restaurant sales has had a material impact on BNE's operating cash flow. Management has reviewed BNE's unaudited financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections and believes that with the refinance of its credit facility BNE will have sufficient liquidity and capital resources to meet its obligations under the master lease and credit facility as well as its general corporate operating needs. The principal debt facility on which BNE has relied has been a $140,000,000 credit agreement. This facility matured on December 31, 1995, but has been temporarily extended pending renewal. BNE has received and executed a commitment from the bank group issuing the facility specifying the terms and
conditions  of  a  renewal,   and  BNE  is  currently  assembling  the  required
documentation. Both BNE and representatives of the bank group have indicated that they expect the facility to be renewed and that a final closing of the renewal will occur in the near future.

Apartment Properties. The Company leases its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases are for terms of one year or less, with none longer than two years. Rental and other revenues are recorded as earned.


Note 7.  Related Party Transactions

Certain directors and officers of the Company hold similar positions with BNE and BNE Advisory Group, Inc. (an affiliate of BNE), and held similar positions with BTVC.

The Company purchased the 47 Hardee's restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of BNE) for $43,243,000 in 1987.

The Company had an agreement through September 30, 1994, under which BNE Advisory Group, Inc. provided all administrative services and was responsible for the day-to-day operations of the Company. The agreement provided for compensation to BNE Advisory Group, Inc. at an annual fee equal to 4.65 percent of the Company's net cash available for distribution (as defined in the agreement) before the advisory fee. Advisory fee expense totaled $153,000 and $201,000 in 1994, and 1993, respectively. Effective with the merger of BTVC on October 1, 1994, the agreement with BNE Advisory Group, Inc. was terminated.

Prior to the Company's acquisition of BTVC, the Company paid BTVC $112,000 and $56,000 for property management services in 1994 and 1993, respectively.

BNE had extended to the Company an unsecured revolving line of credit up to $2,000,000. Draws totaling $1,100,000 were made and repaid in full during 1994. At December 31, 1994, there was no obligation outstanding. In conjunction with modification of the master lease agreement (see Note 6), this line of credit was terminated in December 1995.


Note 8.  Acquisitions

On June 8, 1993, the Company acquired Paces Commons Apartments, a residential apartment community located in Charlotte, North Carolina for a total purchase cost of $14,302,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Paces Commons are included in the financial statements from June 8, 1993.

On June 7, 1994, the Company acquired Oakbrook Apartments, a residential apartment community located in Charlotte, North Carolina for a total purchase cost of $9,372,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Oakbrook are included in the financial statements from June 7, 1994.

On October 1, 1994, the Company acquired by merger BTVC, including Latitudes Apartments, for an initial purchase price including $91,000 in cash, $21,251,000 through assumption of liabilities, and 134,610 shares of the Company's common stock valued at $1,899,000. The acquisition agreement provides for contingent purchase price payments ("additional consideration") of up to $1,700,000 if certain future financial targets are attained. The additional consideration is payable in shares of common stock or cash, at the option of the Company, on a quarterly basis over a period of up to 14 quarters commencing with the quarter ended December 31, 1994. The acquisition was accounted for by the purchase method of accounting, and the total acquisition cost of $26,326,000 (assuming full earn-out of additional consideration and including approximately $1,385,000 in acquisition costs) approximates the fair value of assets acquired. Significant assets acquired include the Latitudes Apartments and an intangible related to management operations, initially recorded at $21,950,000 and $2,250,000, respectively. Additional consideration payments will be allocated primarily to the intangible related to management operations and amortized over ten years. The results of operations of Latitudes and management operations are included in the financial statements from October 1, 1994.

On December 28, 1994, the Company acquired Harris Hill Apartments, a residential apartment community located in Charlotte, North Carolina for a total purchase cost of $8,871,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Harris Hill are included in the financial statements from December 28, 1994.

In conjunction with the BTVC acquisition and based on an earlier estimate, the Company issued 140,990 shares, including 6,380 "excess shares" to the BTVC shareholders in October, 1994. During the fourth quarter of 1994 and in each quarter of 1995 the financial target for additional consideration was met. During 1995 the Company recorded additional consideration of approximately $567,000, paid in part by issuance of 25,750 shares of common stock. At December 31, 1995, the BTVC shareholders are due additional consideration totaling $283,334. At December 31, 1994 the BTVC shareholders were due additional consideration of $49,648 ($141,667 less the value of excess shares previously issued), subsequently paid in the form of 3,712 shares of common stock during the first quarter of 1995.

At December 31, 1995, assuming the full contingent purchase price is earned and paid in common stock, it is anticipated that the Company could issue approximately 100,000 additional shares of common stock in conjunction with the acquisition.

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


Note 9.  Profit Sharing Plan

The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company makes limited matching contributions based on the level of employee participation as defined.


Note 10.  Stock Option and Incentive Plan

In 1994 the Company established an employee Stock Option and Incentive Plan under which 280,000 shares of the Company's common stock are reserved for issuance. On October 17, 1994, options to purchase 160,000 shares were granted to certain eligible employees at $13.75 per share, the fair value of the Company's stock on the date the options were granted. The options vest and are exercisable one-fourth per year beginning October 17, 1995, and expire October 17, 2004. At December 31, 1995, options for 40,000 shares have vested and no options have been exercised. Subsequent to December 31, 1995, the options were repriced at $12.50, the fair value of the Company's common stock on the date of repricing.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. The Company has not decided if it will adopt SFAS No. 123 or continue to account for stock-based compensation plans under the provisions of Opinion 25. However, the accounting and disclosure requirements of SFAS No. 123 will have no impact on recognition of the options which have been granted at December 31, 1995, and therefore no impact on the Company's financial position or results of operations as of December 31, 1995.


Note 11.  Commitments and Contingencies

Subsequent to December 31, 1995, the Company entered into an agreement to purchase an additional apartment community. The Company has placed a $150,000 at-risk binder in an escrow account held by a title insurance company.
The Company is currently exploring various financing options.

The Company has agreements with two of its executive officers which provide for cash compensation and other benefits in the event that a change in control of the Company occurs.

The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. Management believes that such matters will not have a material effect on the financial position of the Company.

Note 12.  Quarterly Financial Data (Unaudited)

Set forth below is selected financial data (unaudited) for the years ended December 31, 1995 and 1994:


                                                                 Net income
                              Revenues         Net income         per share
1995
First quarter               $  3,353,182      $   388,106           $0.13
Second quarter                 3,528,028          526,125            0.18
Third quarter                  3,530,374          467,140            0.16
Fourth quarter (1), (2)        3,314,054          246,897            0.07
                             $13,725,638       $1,628,268           $0.54

1994
First quarter                 $1,693,400      $   584,239           $0.20
Second quarter                 2,021,918          761,094            0.27
Third quarter                  2,279,216          641,049            0.22
Fourth quarter (1)             3,263,712          315,537            0.11
                              $9,258,246       $2,301,919           $0.80


(1) Net income includes a special charge of $321,000 and $377,000 to write off certain deferred acquisition costs in 1995 and 1994, respectively. (2) Net income includes an adjustment to capitalize approximately $85,000 of expenditures for carpet, vinyl and wallpaper previously charged to expense in the first three quarters of 1995.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1995

                                                                            Costs                Gross Amount at Which
            Description          Encumb.      Initial Costs              Capitalized          Carried at Close of Period
                                                        Buildings &       Subsequent                 Buildings &
                                          Land          Improvem'ts     to Acquisition       Land    Improvem'ts      Total
Hardee's Restaurant Properties:
North Carolina:
Bessemer City                      (1)      $152,079     $391,060          $     -        $152,079    $391,060      $543,139
Burlington                         (1)       162,411      417,629                -         162,411     417,629       580,040
Chapel Hill                        (1)       273,556      703,430                -         273,556     703,430       976,986
Denver                             (1)       275,484      708,387                -         275,484     708,387       983,871
Eden                               (1)       253,282      651,296                -         253,282     651,296       904,578
Fayetteville (Ramsey)              (1)       260,135      668,919                -         260,135     668,919       929,054
Fayetteville (N.Eastern)           (1)       308,271      792,696                -         308,271     792,696     1,100,967
Fayetteville (Bragg)               (1)       235,951      606,730                -         235,951     606,730       842,681
Gastonia (E. Franklin)             (1)       230,421      592,511                -         230,421     592,511       822,932
Gastonia (N. Chester)              (1)       199,133      512,055                -         199,133     512,055       711,188
Hillsborough                       (1)       290,868      747,948                -         290,868     747,948     1,038,816
Kinston (W. Vernon)                (1)       237,135      609,777                -         237,135     609,777       846,912
Kinston (Richlands)                (1)       231,678      595,743                -         231,678     595,743       827,421
Mt. Airy                           (1)       272,205      699,955                -         272,205     699,955       972,160
Newton                             (1)       223,453      574,594                -         223,453     574,594       798,047
Siler City                         (1)       268,312      689,945                -         268,312     689,945       958,257
Spring Lake                        (1)       218,925      562,949                -         218,925     562,949       781,874
Thomasville (E. Main)              (1)       253,716      652,411                -         253,716     652,411       906,127
Thomasville (Randolph)             (1)       327,727      842,726                -         327,727     842,726     1,170,453
                                        ----------------------------------------- -------------------------------------------
                                           4,674,742   12,020,761                -       4,674,742  12,020,761    16,695,503
                                        ----------------------------------------- -------------------------------------------
Virginia:
Ashland                            (1)       296,509      762,452                -         296,509     762,452     1,058,961
Blackstone                         (1)       275,565      708,596                -         275,565     708,596       984,161
Bluefield                          (1)       205,700      528,947                -         205,700     528,947       734,647
Chester                            (1)       300,165      771,852                -         300,165     771,852     1,072,017
Clarksville                        (1)       211,545      543,972                -         211,545     543,972       755,517
Clintwood                          (1)       222,673      572,588                -         222,673     572,588       795,261
Dublin                             (1)       364,065      936,168                -         364,065     936,168     1,300,233
Franklin                           (1)       287,867      740,230                -         287,867     740,230     1,028,097
Galax                              (1)       309,578      796,057                -         309,578     796,057     1,105,635
Hopewell                           (1)       263,939      678,701                -         263,939     678,701       942,640
Lebanon                            (1)       266,340      684,876                -         266,340     684,876       951,216
Lynchburg (Langhorne)              (1)       249,865      642,509                -         249,865     642,509       892,374
Lynchburg (Timberlake)             (1)       276,153      710,107                -         276,153     710,107       986,260
Norfolk                            (1)       325,822      837,829                -         325,822     837,829     1,163,651
Orange                             (1)       244,883      629,699                -         244,883     629,699       874,582
Petersburg                         (1)       357,984      920,531                -         357,984     920,531     1,278,515
Richmond (Forest Hill)             (1)       196,084      504,216                -         196,084     504,216       700,300




                                Accumulated     Date of      Date        Life
            Description         Depreciation    Constr.     Acquired    (Years)
Hardee's Restaurant Properties:
North Carolina:
Bessemer City                    $ 85,137       Nov-77      Apr-87         40
Burlington                         90,920       Oct-85      Apr-87         40
Chapel Hill                       153,142       Aug-64      Apr-87         40
Denver                            154,221       Jul-83      Apr-87         40
Eden                              141,792       Jun-73      Apr-87         40
Fayetteville (Ramsey)             145,629       Oct-73      Apr-87         40
Fayetteville (N.Eastern)          172,576       Sep-83      Apr-87         40
Fayetteville (Bragg)              132,090       Jan-85      Apr-87         40
Gastonia (E. Franklin)            128,994       Apr-63      Apr-87         40
Gastonia (N. Chester)             111,478       Jan-78      Apr-87         40
Hillsborough                      162,833       Mar-78      Apr-87         40
Kinston (W. Vernon)               132,753       Jul-62      Apr-87         40
Kinston (Richlands)               129,697       Dec-81      Apr-87         40
Mt. Airy                          152,385       May-73      Apr-87         40
Newton                            125,094       Mar-76      Apr-87         40
Siler City                        150,206       May-79      Apr-87         40
Spring Lake                       122,558       Mar-76      Apr-87         40
Thomasville (E. Main)             142,035       Feb-66      Apr-87         40
Thomasville (Randolph)            183,467       Apr-74      Apr-87         40
                                ----------
                                2,617,007
                                ----------
Virginia:
Ashland                           165,992       Apr-87      Apr-87         40
Blackstone                        154,267       Sep-79      Apr-87         40
Bluefield                         115,155       Feb-85      Apr-87         40
Chester                           168,038       May-73      Apr-87         40
Clarksville                       118,427       Oct-85      Apr-87         40
Clintwood                         124,656       Jan-81      Apr-87         40
Dublin                            203,810       Jul-83      Apr-87         40
Franklin                          161,154       Feb-75      Apr-87         40
Galax                             173,307       Jun-74      Apr-87         40
Hopewell                          147,758       Jun-78      Apr-87         40
Lebanon                           149,103       Jun-83      Apr-87         40
Lynchburg (Langhorne)             139,878       Sep-82      Apr-87         40
Lynchburg (Timberlake)            154,595       Aug-83      Apr-87         40
Norfolk                           182,401       Aug-84      Apr-87         40
Orange                            137,090       Aug-74      Apr-87         40
Petersburg                        200,407       Mar-74      Apr-87         40
Richmond (Forest Hill)            109,772       Nov-74      Apr-87         40






BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1995

                                                                             Costs                    Gross Amount at Which
            Description        Encumb.            Initial Costs           Capitalized                Carried at Close of Period
                                                            Buildings &    Subsequent                     Buildings &
                                              Land          Improvem'ts  to Acquisition       Land        Improvem'ts       Total
Richmond (Midlothian)            (1)             270,736       696,179            -           270,736         696,179        966,915
Richmond (Myers)                 (1)             321,946       827,861            -           321,946         827,861      1,149,807
Roanoke (Hollins)                (1)             257,863       663,076            -           257,863         663,076        920,939
Roanoke (Abenham)                (1)             235,864       606,507            -           235,864         606,507        842,371
Rocky Mount                      (1)             248,434       638,829            -           248,434         638,829        887,263
Smithfield                       (1)             223,070       573,608            -           223,070         573,608        796,678
Staunton                         (1)             260,569       670,035            -           260,569         670,035        930,604
Verona                           (1)             191,631       492,765            -           191,631         492,765        684,396
Virginia Beach (Lynnhaven)       (1)             271,570       698,322            -           231,731         698,322        930,053
Virginia Beach (Holland)         (1)             277,943       714,710            -           277,943         714,710        992,653
Wise                             (1)             219,471       564,355            -           219,471         564,355        783,826
                                            ----------------------------------------------------------------------------------------
                                               7,433,834    19,115,577            -         7,393,995      19,115,577     26,509,572
                             -------------------------------------------------------------------------------------------------------
Total Restaurant Properties      23,250,000   12,108,576    31,136,338            -        12,068,737      31,136,338     43,205,075
                             -------------------------------------------------------------------------------------------------------

Apartment Properties:
North Carolina:
Paces Commons, Charlotte         10,834,150    1,430,157    12,871,424     334,175        1,430,157      13,205,599     14,635,756
Oakbrook, Charlotte               6,568,683      848,835     8,523,384      90,791          848,835       8,614,175      9,463,010
Harris Hill, Charlotte            6,152,385    1,003,298     7,867,857     180,392        1,003,298       8,048,249      9,051,547
                                            ----------------------------------------------------------------------------------------
                                               3,282,290    29,262,665     605,358        3,282,290      29,868,023     33,150,313
                                            ----------------------------------------------------------------------------------------
Virginia:
Latitudes, Virginia Beach        13,300,267    3,360,000    18,606,667     158,706        3,360,000      18,805,373     22,165,373
                             -------------------------------------------------------------------------------------------------------
Total Apartment Properties       36,855,485    6,642,290    47,869,332     804,064        6,642,290      48,673,396     55,315,686
                             -------------------------------------------------------------------------------------------------------
 Total Real Estate            $  60,105,485  $18,750,866   $79,005,670    $804,064     $ 18,711,027    $ 79,809,734   $ 98,520,761
                              ======================================================================================================



                             Accumulated      Date of       Date        Life
            Description      Depreciation     Constr.     Acquired    (Years)
Richmond (Midlothian)           151,563       Jan-74      Apr-87         40
Richmond (Myers)                180,231       Apr-83      Apr-87         40
Roanoke (Hollins)               144,357       Feb-73      Apr-87         40
Roanoke (Abenham)               132,041       Nov-82      Apr-87         40
Rocky Mount                     139,077       May-80      Apr-87         40
Smithfield                      124,878       Apr-77      Apr-87         40
Staunton                        145,872       Sep-83      Apr-87         40
Verona                          107,278       Jan-85      Apr-87         40
Virginia Beach (Lynnhaven)      152,030       Jun-80      Apr-87         40
Virginia Beach (Holland)        155,598       Aug-83      Apr-87         40
Wise                            122,862       Jun-80      Apr-87         40
                             -----------
                              4,161,597
                             -----------
Total Restaurant Properties   6,778,604
                             -----------

Apartment Properties:
North Carolina:
Paces Commons, Charlotte        910,400         1988      Jun-93         40
Oakbrook, Charlotte             367,058         1985      Jun-94         40
Harris Hill, Charlotte          249,824         1988      Dec-94         40
                             -----------
                              1,527,282
                             -----------
Virginia:
Latitudes, Virginia Beach       715,062         1989      Oct-94         38
                             -----------
Total Apartment Properties    2,242,344
                             -----------
 Total Real Estate           $9,020,948
                             ===========



Notes: (1) Indicates the 47 restaurants encumbered by the bank term loan of up to $25,500,000; $23,250,000 outstanding at 12/31/95

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation



                                                       Years ended December 31,
                                              1995             1994            1993
                                          --------------   --------------  ---------------
Real estate investments:
     Balance at beginning of year           $97,928,578      $57,557,243      $43,205,075
     Additions during year
        Acquisitions by merger                        -       21,966,667                -
        Other acquisitions                            -       18,243,374       14,301,581
        Improvements, etc.                      592,183          161,294           50,587
     Deductions during year                           -                -                -
                                          ==============   ==============  ===============
     Balance at close of year               $98,520,761      $97,928,578      $57,557,243
                                          ==============   ==============  ===============


Accumulated depreciation:
     Balance at beginning of year           $ 6,827,337      $ 5,416,818      $ 4,443,384
     Provision for depreciation               2,193,611        1,410,519          973,434
     Deductions during year                           -                -                -
                                          ==============   ==============  ===============
     Balance at close of year               $ 9,020,948      $ 6,827,337      $ 5,426,818
                                          ==============   ==============  ===============


                                INDEX TO EXHIBITS


  Exhibit
    No.                                                                                                Page
    2*       Agreement and Plan of Merger between BT Venture Corporation and
             Boddie-Noell Restaurant Properties, Inc. (filed as Exhibit (2)-2 to Boddie-Noell Properties, Inc. Current Report on Form 8-K dated
             October 1, 1994, and incorporated herein by reference)
    3.1*     Articles of Incorporation (filed as Exhibit 3(a) to Registration
             Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
    3.2      By-Laws                                                                                     41
   10.1      Amended and Restated Master Lease Agreement dated December 21, 1995 between Boddie-Noell Properties, Inc. and Boddie-Noell Enterprises,
             Inc.                                                                                        55
   10.2      Loan Agreement dated December 27, 1995 between Boddie-Noell
             Properties, Inc. and SouthTrust Bank of Alabama, N.A.                                       84
   10.3*     Acquisition Agreement by and among Boddie-Noell Restaurant
             Properties, Inc., BT Venture  Corporation and Related Entities
             dated June 7, 1994 (filed as an exhibit in  Schedule  14A of Proxy
             Statement dated June 15, 1994 and incorporated herein by reference)
   10.4*     Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and
             Incentive Plan effective August 4, 1994 (filed as an exhibit in
             Schedule 14A of Proxy Statement dated June 15, 1994 and
             incorporated herein by reference)
   10.5*     Form and  description of Incentive  Stock Option  Agreements  dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.8 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994 and incorporated herein by reference)
   10.6*     Form and description of Nonqualified  Stock Option Agreements dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.9 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994 and incorporated herein by reference)
   10.7*     Form and description of Employment Agreements dated October 1, 1994 between the Company and certain officers (filed as Exhibit 10.10 to
             Boddie-Noell  Properties,  Inc.  Annual  Report on Form 10-K  dated
             December 31, 1994 and incorporated herein by reference)
   11        Computation of Per Share Earnings                                                          113
   21        Subsidiaries of the Registrant                                                             114
   27        Financial Data Schedule (electronic filing)                                                115



*  Incorporated herein by reference