Form 10-Q
period 1996-03-31
BODDIE NOELL PROPERTIES INC
filed 1996-05-14
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-9496


                          BODDIE-NOELL PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     56-1574675
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

              3710 One First Union Center, Charlotte, NC 28202-6032
               (Address of principal executive offices) (Zip Code)

                                                   704/333-1367
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 1996 (the latest practicable date)..

Common Stock, $.01 par value                          3,016,740
(Class)                                               (Number of shares)

Index to exhibits at page 10                         Total number of pages:  13

                                TABLE OF CONTENTS


  Item No.                                                                        Page No.
          PART I - Financial Information
  1       Financial Statements                                                        3
  2       Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                   7

          PART II - Other Information
  6       Exhibits and Reports on Form 8-K                                           10



                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
- -------------------------------------------------------------------------------
Balance Sheets

                                                                                   March 31,         December 31,
                                                                                      1996               1995
                                                                               ------------------- ------------------
                                                                                  (Unaudited)
Assets
Real estate investments at cost:
   Restaurant properties                                                            $43,205,075         $43,205,075
   Apartment properties                                                              55,461,350          55,315,686
                                                                                     ----------          ----------
                                                                                     98,666,425          98,520,761
   Less accumulated depreciation                                                     (9,576,929)         (9,020,948)
                                                                                     ----------          ----------
                                                                                     89,089,496          89,499,813
Cash and cash equivalents                                                               497,052             700,863
Rent and other receivables                                                                9,668             244,817
Prepaid expenses and other assets                                                       368,509             293,549
Deferred acquisition costs                                                              169,669                   -
Investment in and advances to Management Company                                        292,091             326,767
Intangible related to acquisition of management operations, net                       2,612,051           2,560,254
Deferred financing costs, net                                                           828,828             725,713
                                                                                        -------             -------
         Total assets                                                               $93,867,364         $94,351,776
                                                                                    ===========         ===========

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                    $59,990,095         $60,105,485
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                   593,484             531,512
Additional consideration due to former BTVC shareholders                                425,001             283,334
Escrowed security deposits and deferred revenue                                         158,561             175,207
                                                                                        -------             -------
      Total liabilities                                                              68,223,441          68,151,838
                                                                                     ----------          ----------

Shareholders' equity:
   Common stock, $.01 par value, 10,000,000 shares authorized,
   3,016,740 shares issued and outstanding                                               30,167              30,167
Additional paid-in capital                                                           33,785,335          33,785,335
Dividends distributed in excess of net income                                        (8,171,579)         (7,615,564)
                                                                                     ----------          ----------
      Total shareholders' equity                                                     25,643,923          26,199,938
                                                                                     ----------          ----------
         Total liabilities and shareholders' equity                                 $93,867,364         $94,351,776
                                                                                    ===========         ===========

BODDIE-NOELL PROPERTIES, INC.
- -------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                                  1996              1995
                                                             ---------------- -----------------
Revenues
Restaurant rental income                                          $1,125,000       $1,074,371
Apartment rental income                                            2,142,742        2,061,429
Management fees                                                            -          210,603
Equity in income of Management Company                                27,418                -
Interest and other income                                             12,345            6,779
                                                                      ------            -----
                                                                   3,307,505        3,353,182
                                                                   ---------        ---------

Expenses
Depreciation                                                         555,981          547,296
Amortization                                                         122,289          110,121
Apartment operations                                                 666,047          617,351
Administrative                                                       232,226          363,752
Interest on notes payable to affiliates                              125,819          138,777
Interest - other                                                   1,225,969        1,187,779
                                                                   ---------        ---------
                                                                   2,928,331        2,965,076
                                                                   ---------        ---------
Net income                                                        $  379,174       $  388,106
                                                                  ==========       ==========

Net income per share                                              $     0.13       $     0.13
                                                                  ==========       ==========

Weighted average number of shares outstanding
                                                                   3,016,740        2,991,031
                                                                   =========        =========



BODDIE-NOELL PROPERTIES, INC.
- -------------------------------------------------------------------------------
Statement of Shareholders' Equity
(Unaudited)

                                                                                       Dividends
                                                                      Additional      distributed
                                            Common Stock                paid-in       in excess of
                                      Shares           Amount           capital        net income         Total
                                  ---------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1995          3,016,740          $30,167      $33,785,335      $(7,615,564)    $26,199,938

Net income                                    -                -                -          379,174         379,174
Dividends paid
   ($1.24 per share)                          -                -                -         (935,189)       (935,189)
                                      ---------          -------      -----------      -----------     -----------
Balance at March 31, 1996             3,016,740          $30,167      $33,785,335      $(8,171,579)    $25,643,923
                                      =========          =======      ===========      ===========     ===========


BODDIE-NOELL PROPERTIES, INC.
- -------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                 1996              1995
                                                            ---------------- -----------------
Cash flows from operating activities:
Net income                                                      $   379,174      $   388,106
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                           (27,418)               -
   Depreciation and amortization                                    678,270          657,417
   Changes in operating assets and liabilities:
      Rent and other receivables                                    235,149          155,369
      Prepaid expenses and other assets                             (76,581)        (234,056)
      Accounts payable and accrued expenses                          61,972          (31,708)
      Security deposits and deferred revenue                         (9,789)          (5,752)
                                                                     ------           ------
Net cash provided by operating activities                         1,240,777          929,376
                                                                  ---------          -------

Cash flows from investing activities:
Additions to apartment properties                                  (128,997)        (108,018)
Payment of deferred acquisition costs                              (169,669)        (126,075)
Investment in and advances to
   Management Company                                                  (165)               -
Dividends received from
   Management Company                                                57,023                -
                                                                     ------          -------
Net cash used in investing activities                              (241,808)        (234,093)
                                                                   --------         --------

Cash flows from financing activities:
Payment of dividends                                               (935,189)        (927,207)
Principal payments on notes payable                                (115,390)         (89,141)
Payment of deferred financing costs                                (152,201)         (48,886)
                                                                   --------          -------
Net cash used in financing activities                            (1,202,780)      (1,065,234)
                                                                 ----------       ----------

Decrease in cash and cash equivalents                              (203,811)        (369,951)
Cash and cash equivalents at
   beginning of period                                              700,863          952,363
                                                                    -------          -------
Cash and cash equivalents at
   end of period                                                $   497,052      $   582,412
                                                                ===========      ===========



BODDIE-NOELL PROPERTIES, INC.
- -------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1996
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Boddie-Noell Properties, Inc. (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The results of the first quarter of 1996 are not necessarily indicative of future financial results.

Note 2.  Subsequent declaration of dividend

On April 19, 1996, the Company declared a cash dividend of $0.31 per share, which will be paid on May 15, 1996, to shareholders of record on May 1, 1996.

Note 3.  Subsequent acquisition of Paces Village Apartments

On April 29, 1996, the Company acquired Paces Village Apartments for a contract purchase price of $10,625,000. Transaction costs related to the acquisition, including costs associated with financing the purchase, are estimated at
$170,000. The Company financed the purchase through first and second deed of trust loans totaling $10,000,000 along with a draw of $650,000 from the
Company's existing credit facility. A more detailed description of the acquisition has been included in the Company's Current Report on Form 8-K as of April 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Boddie-Noell Properties, Inc. (the "Company") is a self-managed, self-advised real estate investment trust ("REIT"). As of March 31, 1996, the Company owned 47 net-lease restaurant properties and four apartment properties containing 1,130 apartments. In April 1996 the Company acquired an additional apartment community containing 198 apartments. Through its management subsidiary, the Company manages an additional nine apartment properties containing 1,713 apartments and two shopping centers. All of the Company's operations are in the states of North Carolina and Virginia.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Company's audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the Company's Current Report on Form 8-K as of April 29, 1996.

Results of Operations

Revenues. For the quarter ended March 31, 1996, the Company's revenues decreased by 1.4 percent from the same period in 1995, primarily attributable to the transfer of all of the Company's third-party property management contracts to an unconsolidated management subsidiary which was formed in May 1995. The Company received no third-party management fees in first quarter 1996, compared to $211,000 in first quarter 1995. The Company has a 95 percent economic interest in the unconsolidated management subsidiary and, during the first quarter of 1996, recorded equity in the subsidiary's net income of approximately $27,000. Because the Company receives significantly all net income of the subsidiary, management does not expect that the formation or operation of the management subsidiary will have a significant effect on the Company's financial position or operating results.

Apartment rental income improved by 3.9 percent in first quarter 1996 compared to first quarter 1995. The increase in apartment income resulted from a 6.8 percent increase in average revenue received per apartment, offset somewhat by a
2.5 percent decline in economic occupancy. Summary amounts related to apartment properties occupancy are as follows:

                                                                         1996                               1995
                                               -------------------------------------------------------     ------
                                                 Harris                              Paces
                                                  Hill     Latitudes   Oakbrook     Commons    Overall     Overall
                                                  ----     ---------   --------     -------    -------     -------
Number of units                                     184         448        162         336       1,130      1,130

Quarter ended March 31--
Average physical occupancy                         94.5%       91.9%      95.1%       93.4%       93.2%      95.1%
Average economic occupancy                         93.7%       92.9%      95.6%       93.0%       93.5%      96.0%
Average monthly revenue/unit                       $713        $629       $766        $676        $677       $634

Restaurant rental income increased by 4.7 percent for the first quarter of 1996 over the first quarter of 1995, despite a continued decline in restaurant sales. In December 1995, the Company entered into a modified lease agreement with the operator of its restaurant properties which increased the minimum rental payment from $3.46 million per year to $4.5 million per year. During the first quarter of 1996, the new minimum resulted in higher restaurant rental payments than were received in the first quarter of 1995. Same-store restaurant sales declined by
9.4 percent for first quarter 1996 compared to first quarter 1995, attributed to the combined effect of severe weather in the Company's markets, continued widespread price discounting in the quick-service restaurant industry, and the lack of a strong hamburger product on the Hardee's menu. Boddie-Noell
Enterprises ("BNE"), the restaurant operator, and Hardee's Food Systems, the restaurant franchisor, are taking aggressive steps to improve restaurant sales, including a new advertising campaign and a return to the charbroil cooking method for hamburger products.

In March 1996, BNE began to convert the Company's restaurants to the charbroil cooking system. At March 31, 1996, six of the Company's restaurants in southeastern Virginia had been converted; by June 30, 1996, all 28 of the Company's restaurants located in Virginia will be converted to the charbroil system. The entire cost of the conversion is being borne by the restaurant operator.

Expenses. First quarter 1996 expenses were generally consistent with management's expectations. A nominal increase in depreciation compared to first quarter of 1995 reflects improvements planned as part of the 1993 and 1994 acquisitions of apartment properties. The 11 percent increase in amortization expense is primarily attributable to quarterly additions to the intangible related to the 1994 acquisition of management operations pursuant to the earn-out provision of that acquisition agreement.

Apartment operations expense increased primarily as a result of timing differences and normalization of operations at Harris Hill Apartments (which was acquired in late December 1994). Operating expenses related to restaurant rental are insignificant because of the restaurants' triple net lease arrangement. The decline in administrative expense reflects the transfer of expenses related to third-party management operations to the unconsolidated management subsidiary.

The increase in interest expense in 1996 compared to 1995 is primarily attributable to the conversion of the Company's line of credit to a fixed interest rate loan in December 1995. The weighted average interest rate in first quarter of 1996 was 8.1 percent compared to 7.9 percent in first quarter of 1995, with no significant change in outstanding debt balance.

Summary results of operations. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." In 1995 NAREIT provided additional guidance for interpretation of this definition which specifies that only depreciation and amortization of real estate assets should be added back to net income in calculating FFO. At December 31, 1995, the Company adopted this interpretation and restated FFO amounts previously reported.

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

A reconciliation of net income, funds from operations, and net cash provided by operating activities is as follows (all amounts in thousands):

                                                                   Three months ended
                                                                        March 31,
                                                                  1996            1995
                                                              -------------- ---------------
Net income                                                         $  379        $   388
Depreciation                                                          556            547
Amortization of management intangible                                  73             56
                                                                       --             --
   Funds from operations                                            1,008            991
Equity in income of Management Company                                (27)             -
Amortization of deferred financing costs                               49             54
Changes in operating assets and liabilities                           211           (116)
                                                                      ---           ----
   Net cash provided by operating activities                       $1,241        $   929
                                                                   ======        =======

Net income and funds from operations were virtually unchanged for the first quarters of 1996 and 1995. Changes in operating assets and liabilities reflect timing of rent receipts and payments for trade payables, taxes, and escrow funds and other prepaid items.

Liquidity and Capital Resources

Capital resources. As of March 31, 1996, the Company's total book capitalization was $92,690,000, comprised of $25,644,000 of shareholders' equity and $67,046,000 of debt. There were no changes in debt or equity structures during the first quarter of 1996.

During 1995 the Company issued a total of 25,750 shares of common stock to the former BT Venture Corporation ("BTVC") shareholders in conjunction with an earn-out provision of that acquisition agreement. Under the terms of the acquisition agreement, at March 31, 1996, the former BTVC shareholders are due additional consideration totaling $425,000, payable at the Company's option in up to 33,281 shares of common stock or cash.

Cash flows and liquidity. Net cash provided by operating activities totaled $1,241,000 and $929,000 in first quarter of 1996 and 1995, respectively. As discussed above, net income and funds from operations were generally consistent in the two periods. Changes in operating assets and liabilities arise from timing of rent receipts and payments for trade payables, taxes, escrow funds and other prepaid items. In first quarter of 1995, the Company paid a $187,000 refundable deposit which was classified as a current operating asset.

There were no significant unusual investing or financing activities during the first three months of 1996 or 1995. Net cash used in investing activities totaled $242,000 in 1996 compared to $234,000 in 1995. Net cash used in financing activities totaled $1,203,000 in 1996 and $1,065,000 in 1995, including payments of dividends totaling $935,000 and $927,000, respectively.

Short- and long-term liquidity requirements. The Company continues to produce sufficient cash flow to fund its regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on May 15, 1996, to shareholders of record on May 1, 1996.

On April 29, 1996, the Company acquired Paces Village Apartments for a contract purchase price of $10,625,000. Total cost of the acquisition and related financing is estimated at $10,800,000. The Company financed the purchase through loans totaling $10,000,000 along with a draw of $650,000 from the Company's existing credit facility. In conjunction with execution of the new loans, the Company modified existing loans for Paces Commons and Oakbrook Apartments to extend the terms of these loans from 25 to 30 years and to increase interest rate lock periods by two years for each loan. A more detailed description of the acquisition and related financing transactions has been included in the Company's Current Report on Form 8-K as of April 29, 1996.

As discussed above, interest expense increased by approximately $25,000 in first quarter 1996 compared to first quarter 1995. However, with refinancing of its credit facility in December 1995 the Company has further reduced its exposure to increases in variable interest rates. At March 31, 1996, the weighted average interest rate on outstanding debt was 8.1 percent; a 1 percent increase in variable rates would increase annual interest expense by approximately $68,000, while a 1 percent decrease in variable rates would decrease annual interest expense by approximately $71,000.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and utilization of credit facilities. Management believes that net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends in accordance with Internal Revenue Service REIT requirements in both the short- and long term. The Company anticipates funding acquisition activities, if any, primarily by using secured debt, and expects to meet certain of its long-term liquidity requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. Management believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Capitalization of fixed assets and property improvements. The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Apartment property carpet, vinyl and wallpaper are capitalized and depreciated over five years.

Capitalized property additions, replacements and improvements are summarized as follows (amounts in thousands):

                                                               Three months ended
                                                                    March 31,
                                                              1996            1995
                                                         --------------- ----------------
Capitalized carpet, vinyl and wallpaper
   replacements                                                  $  43           $  33*
Exterior painting                                                    -              75
Other property additions                                            86              16
                                                                    --              --
                                                                   129             124
Allocation of BTVC purchase price
   additional consideration                                         17              17
                                                                    --              --
                                                                  $146            $140
                                                                  ====            ====

*Includes approximately $16,000 originally charged to period expense and subsequently capitalized through a fourth quarter adjustment.


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


                           PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits:

     Exhibit 11   Computation of per share earnings                    Page 12
     Exhibit 27   Financial data schedule (electronic filing)          Page 13

b)   Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BODDIE-NOELL PROPERTIES, INC.
                                       (Registrant)




May 14, 1996                               /s/ Philip S. Payne
                                       Philip S. Payne
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly authorized officer)



May 14, 1996                               /s/ Pamela B. Novak
                                       Pamela B. Novak
                                       Vice President - Controller
                                       (Chief accounting officer)