Form 10-Q
period 1996-06-30
BODDIE NOELL PROPERTIES INC
filed 1996-08-12
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 12, 1996 (the latest practicable date)..

Common Stock, $.01 par value                                  3,016,740
(Class)                                                      (Number of shares)

Index to exhibits at page 13                         Total number of pages:  16

                                TABLE OF CONTENTS

  Item No.                                                                              Page No.
                 PART I - Financial Information
    1            Financial Statements                                                        3
    2            Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   8

                 PART II - Other Information
    4            Submission of Matters to a Vote of Security Holders                        12
    5            Other Information                                                          12
    6            Exhibits and Reports on Form 8-K                                           13

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
- ------------------------------------------------------------------------------
Balance Sheets

                                                                                    June 30,           December 31,
                                                                                      1996                 1995
                                                                               -------------------  ------------------
                                                                                  (Unaudited)
Assets
Real estate investments at cost:
   Restaurant properties                                                           $ 43,205,075         $43,205,075
   Apartment properties                                                              66,250,036          55,315,686
                                                                                     ----------          ----------
                                                                                    109,455,111          98,520,761
   Less accumulated depreciation                                                    (10,180,389)         (9,020,948)
                                                                                    -----------          ----------
                                                                                     99,274,722          89,499,813
Cash and cash equivalents                                                               685,067             700,863
Rent and other receivables                                                                9,705             244,817
Prepaid expenses and other assets                                                       386,763             293,549
Investment in and advances to Management Company                                        322,265             326,767
Intangible related to acquisition of management operations, net                       2,660,167           2,560,254
Deferred financing costs, net                                                           931,444             725,713
                                                                                        -------             -------
         Total assets                                                              $104,270,133         $94,351,776
                                                                                   ============         ===========

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                   $ 70,531,034         $60,105,485
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                   738,014             531,512
Additional consideration due to former BTVC shareholders                                566,668             283,334
Escrowed security deposits and deferred revenue                                         234,046             175,207
                                                                                        -------             -------
      Total liabilities                                                              79,126,062          68,151,838
                                                                                     ----------          ----------

Shareholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized,
   3,016,740 shares issued and outstanding                                               30,167              30,167
Additional paid-in capital                                                           33,785,335          33,785,335
Dividends distributed in excess of net income                                        (8,671,431)         (7,615,564)
                                                                                     ----------          ----------
      Total shareholders' equity                                                     25,144,071          26,199,938
                                                                                     ----------          ----------
         Total liabilities and shareholders' equity                                $104,270,133         $94,351,776
                                                                                   ============         ===========


BODDIE-NOELL PROPERTIES, INC.
- ------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                  Three months ended June 30,          Six months ended June 30,
                                                     1996              1995             1996              1995
                                               ----------------- ----------------- ---------------- -----------------
Revenues
Restaurant rental income                            $1,125,000        $1,262,353        $2,250,000       $2,336,724
Apartment rental income                              2,439,621         2,082,136         4,582,363        4,143,565
Management fees                                              -           176,697                 -          387,300
Equity in income of Management Company                  48,870                 -            76,288                -
Interest and other income                               10,501             6,842            22,846           13,621
                                                        ------             -----            ------           ------
                                                     3,623,992         3,528,028         6,931,497        6,881,210
                                                     ---------         ---------         ---------        ---------

Expenses
Depreciation                                           603,460           547,572         1,159,441        1,094,868
Amortization                                           133,218            97,637           255,507          207,758
Apartment operations                                   694,125           605,230         1,360,172        1,222,581
Administrative                                         265,854           383,838           498,080          747,590
Interest                                             1,491,997         1,345,487         2,843,785        2,672,043
Write-off of deferred loan costs
   at refinancing                                            -            22,139                 -           22,139
                                                     ---------          --------         ---------         --------
                                                     3,188,654         3,001,903         6,116,985        5,966,979
                                                     ---------         ---------         ---------        ---------
Net income                                          $  435,338        $  526,125        $  814,512       $  914,231
                                                    ==========        ==========        ==========       ==========

Net income per share                                $     0.14        $     0.18        $     0.27       $     0.31
                                                    ==========        ==========        ==========       ==========

Weighted average number of shares outstanding
                                                     3,016,740         3,002,113         3,016,740        2,996,603
                                                     =========         =========         =========        =========



Statement of Shareholders' Equity
(Unaudited)

                                                                                       Dividends
                                                                      Additional      distributed
                                            Common Stock                paid-in       in excess of
                                      Shares           Amount           capital        net income         Total
                                  ---------------- ---------------- ---------------- --------------- ----------------

Balance at December 31, 1995          3,016,740          $30,167      $33,785,335      $(7,615,564)    $26,199,938

Net income                                                                                 379,174         379,174
Dividends paid
   ($1.24 per share)                          -                -                -         (935,189)       (935,189)
                                      ---------           ------       ----------         ---------       ---------
Balance at March 31, 1996             3,016,740           30,167       33,785,335       (8,171,579)     25,643,923

Net income                                                                                 435,338         435,338
Dividends paid
   ($1.24 per share)                          -                -                -         (935,190)       (935,190)
                                      ---------           ------       ----------         --------        --------
Balance at June 30, 1996              3,106,740          $30,167      $33,785,335      $(8,671,431)    $25,144,071
                                      =========          =======      ===========      ===========     ===========


BODDIE-NOELL PROPERTIES, INC.
- ------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                        Six months ended June 30,
                                                                                         1996              1995
                                                                                    ---------------- -----------------
Cash flows from operating activities:
Net income                                                                              $   814,512      $   914,231
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                                                   (76,288)               -
   Depreciation and amortization                                                          1,414,948        1,302,626
   Write-off of deferred loan costs                                                               -           22,139
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            235,112            9,859
      Prepaid expenses and other assets                                                     (45,988)        (114,277)
      Accounts payable and accrued expenses                                                 206,502          (11,260)
      Security deposits and deferred revenue                                                 16,849          (55,311)
                                                                                             ------          -------
Net cash provided by operating activities                                                 2,565,647        2,068,007
                                                                                          ---------        ---------

Cash flows from investing activities:
Acquisitions of apartment properties                                                    (10,666,041)               -
Additions to apartment properties                                                          (234,975)        (179,483)
Payment of deferred acquisition costs                                                             -         (151,094)
Investment in and advances to Management Company                                               (165)        (100,000)
Dividends received from Management Company                                                   75,719                -
                                                                                             ------          -------
Net cash used in investing activities                                                   (10,825,462)        (430,577)
                                                                                        -----------         --------

Cash flows from financing activities:
Payment of dividends                                                                     (1,870,379)      (1,858,841)
Proceeds from notes payable                                                              10,650,000       10,675,000
Principal payments on notes payable                                                        (224,451)     (10,672,979)
Payment of deferred financing costs                                                        (311,151)        (163,267)
                                                                                           --------         --------
Net cash provided by (used in) financing activities                                       8,244,019       (2,020,087)
                                                                                          ---------       ----------

Decrease in cash and cash equivalents                                                       (15,796)        (382,657)
Cash and cash equivalents at beginning of period                                            700,863          952,363
                                                                                            -------          -------

Cash and cash equivalents at end of period                                              $   685,067      $   569,706
                                                                                        ===========      ===========



BODDIE-NOELL PROPERTIES, INC.
- ------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1996
(Unaudited)

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

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

The results of the first two quarters of 1996 are not necessarily indicative of future financial results.

Note 2.  Acquisition of Paces Village Apartments

On April 29, 1996, the Company acquired Paces Village Apartments for a contract purchase price of $10,625,000. Transaction costs related to the acquisition, excluding costs associated with financing the purchase, are estimated at $40,000. A more detailed description of the acquisition has been included in the Company's Current Report on Form 8-K as of April 29, 1996.

Note 3.  Notes payable

During the quarter ended June 30, 1996, the Company financed the purchase of Paces Village Apartments through first and second deed of trust loans totaling $10,000,000 along with a draw of $650,000 from the Company's existing credit facility. In addition, deeds of trust related to Paces Commons Apartments and Oakbrook Apartments were modified to extend the terms of each note by five years. In conjunction with these transactions, the Company paid and recorded $139,000 in deferred loan costs.

Notes payable consist of the following at June 30, 1996, and December 31, 1995:

                                                                                     June 30,      December 31,
                                                                                       1996            1995
                                                                                  --------------- ---------------
Note payable to a bank in the  principal sum of up to  $25,500,000  due December
1998,  interest  on the  outstanding  principal  balance  payable  monthly at an effective rate of 8.11%,  secured by deeds of trust on 47 restaurant  properties and  assignment of rents under the Amended and Restated  Master Lease  Agreement for those restaurants. The principal balance of the loan may be prepaid, in
whole or part, subject to certain restrictions and penalties.                        $23,900,000     $23,250,000

Fixed  rate  notes   payable,   comprised  of  four  loans  payable  in  monthly
installments totaling approximately $285,000 including principal and interest at rates  ranging  from  7.86%  to  8.55%,  with  maturities  in 2000  (balloon  of approximately $12,500,000) through 2025. The notes are secured by deeds of
trust and assignments of rents of four apartment properties.                          36,637,545      36,855,485




Variable rate notes payable  comprised of two loans  ($8,600,000 and $1,400,000, respectively),  payable  in  monthly  installments  of  $6,511  applied  to  the principal balance of the $8,600,000 loan and interest at 30-day LIBOR plus 1.75%
and 2.25% (7.35% and 7.85% at June 30, 1996),  respectively,  with maturities in
2002 and 1999, respectively. The notes are secured by deeds of
trust and assignments of rents of three apartment properties.                          9,993,489               -

Variable rate notes  payable to affiliates  comprised of two loans due May 1999, interest at the lower of 30-day  LIBOR plus 1.5% (7.10% at June 30, 1996) or 8%, payable quarterly. Liability for these notes was assumed at the acquisition of
BTVC.                                                                                  7,056,300       7,056,300
                                                                                       ---------       ---------
                                                                                     $77,587,334     $67,161,785
                                                                                     ===========     ===========

As of June 30, 1996,  scheduled principal payments are approximately as follows:
1996 - $235,000; 1997 - $495,000; 1998 - $24,431,000;  1999 - $9,026,000; 2000 -
$12,858,000; 2001 - $389,000; thereafter - $30,153,000.


Note 4.  Subsequent declaration of dividend

On July 17, 1996, the Company declared a cash dividend of $0.31 per share, which will be paid on August 15, 1996, to shareholders of record on August 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Boddie-Noell Properties, Inc. (the "Company") is a self-managed, self-advised real estate investment trust ("REIT"). As of June 30, 1996, the Company owned 47 net-lease restaurant properties and five apartment properties containing 1,328 apartments. Through its management subsidiary, the Company manages an additional nine apartment properties containing 1,713 apartments and two shopping centers. All of the Company's operations are in the states of North Carolina and Virginia.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Company's audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the Company's Current Report on Form 8-K as of April 29, 1996.

Results of Operations

Revenues. The Company's revenues increased by 3 percent for the quarter ended June 30, 1996, and 1 percent for the six months ended June 30, 1996, compared to the same prior year periods, reflecting significant increases in apartment rental income offset by declines in restaurant rental income and the transfer of all of the Company's third-party management contracts to BNP Management, Inc. ("BNP Management"), an unconsolidated management subsidiary which was formed in May 1995.

Apartment rental income increased by 17 percent in second quarter 1996 and 11 percent through six months of 1996 compared to 1995. Paces Village Apartments, acquired April 29, 1996, contributed $266,000 to 1996 apartment rental revenues. For apartment properties owned throughout the first six months of both 1996 and 1995, increases in apartment income resulted from a 5 percent increase in average revenue received per apartment, offset somewhat by a 1 percent decline in economic occupancy. Summary amounts related to apartment properties occupancy are as follows:

                                                                    1996                                    1995
                                    ---------------------------------------------------------------------
                                      Harris                             Paces       Paces
                                       Hill     Latitudes   Oakbrook    Commons    Village*    Overall     Overall
Number of units                          184        448         162        336         198       1,328      1,130

Quarter ended June 30--
Average physical occupancy              92.9%      92.7%       93.5%      95.5%       94.0%       93.7%      93.8%
Average economic occupancy              92.8%      93.3%       93.9%      95.7%       93.3%       93.9%      93.8%
Average monthly revenue/unit            $704        $641        $782       $677        $697        $683       $655

Six months ended June 30--
Average physical occupancy              93.7%      92.3%       94.3%      94.4%       94.0%       93.4%      94.5%
Average economic occupancy              93.3%      93.1%       94.7%      94.3%       93.3%       93.7%      94.9%
Average monthly revenue/unit            $709        $635        $774       $677        $697        $680       $645

*Two months activity

In December 1995, the Company entered into a modified lease agreement with Boddie-Noell Enterprises, Inc. ("BNE"), the operator of its restaurant properties, which increased the minimum annual rental from $3.46 million to $4.5 million. Percentage rent remains at 9.875% of gross food sales, payable quarterly to the extent that percentage rent exceeds minimum rent, but subject to a year-end adjustment to the greater of percentage or minimum rent for the calendar year. During the first quarter of 1996, the new minimum resulted in higher restaurant rental payments than were received in the first quarter of 1995. Management now expects that the

Company will receive the minimum rent for the year 1996 (a 3.2 percent decline from 1995) and has elected to record the minimum rent for the second quarter, even though the percentage rent calculation provides for approximately $45,000 additional rental. Same-store restaurant sales declined by 7 percent for second quarter and 8 percent through six months of 1996 compared to 1995, attributed to the combined effect of severe weather in the Company's markets, continued widespread price discounting in the quick-service restaurant industry, and the lack of a strong hamburger product on the Hardee's menu. BNE and Hardee's Food Systems, the restaurant franchisor, are taking aggressive steps to improve restaurant sales, including a new advertising campaign and a return to the chargrill cooking method for hamburger products. In March 1996, BNE began to convert the Company's restaurants to the chargrill cooking system, and at June 30, 1996, all 28 of the Company's restaurants located in Virginia had been converted to the chargrill system. The entire cost of the conversion is being borne by BNE.

The Company received no third-party management fees in 1996, compared to $177,000 in second quarter and $387,000 year to date in 1995. The Company has a 95 percent economic interest in BNP Management, which now performs all third-party management activities, and recorded equity in BNP Management's net income of approximately $49,000 in second quarter and $76,000 through six months of 1996. Because the Company receives most of the net income of the subsidiary, management does not expect that the formation or operation of the management subsidiary will have a significant effect on the Company's financial position or operating results.

Expenses. Second quarter and year to date 1996 expenses were generally consistent with management's expectations. The increase in depreciation compared to 1995 amounts reflects the acquisition of Paces Village Apartments ($10.7 million in apartment property assets) in late April along with improvements at other apartment properties. The increase in amortization expense is primarily attributable to quarterly additions to the intangible asset related to the earn-out provision of the acquisition agreement pursuant to which the Company acquired BT Venture Corporation ("BTVC") along with addition of approximately $310,000 in deferred financing costs during the first six months of 1996.

Increases in apartment operations expense in second quarter and year to date 1996 were consistent with related apartment rental income. Operating expenses related to restaurant rental properties are insignificant because of the restaurants' triple net lease arrangement. The decline in administrative expense reflects the transfer of expenses related to third-party management operations to BNP Management.

The increase in interest expense in 1996 compared to 1995 is primarily attributable to the addition of $10,650,000 of debt related to the acquisition of Paces Village in the second quarter of 1996. Weighted average interest rates were 8.0 percent in second quarter and through six months of 1996 compared to
8.1 percent and 8.0 percent during the same periods in 1995.

Summary results of operations. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." In 1995 NAREIT issued additional guidance for interpretation of this definition which provides that only depreciation and amortization of real estate assets should be added back to net income in calculating FFO. At December 31, 1995, the Company adopted this interpretation and restated FFO amounts previously reported.

Management considers FFO to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP"), and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described above.

A reconciliation of net income, funds from operations, and net cash provided by operating activities is as follows (all amounts in thousands):

                                                           Three months ended              Six months ended
                                                                June 30,                       June 30,
                                                           1996           1995           1996            1995
                                                      --------------- -------------- -------------- ---------------
Net income                                              $     435         $   526      $     815       $    914
Depreciation                                                  604             548          1,159          1,095
Amortization of management intangible                          77              63            150            119
Write-off of deferred costs                                     -              22              -             22
                                                            -----              --          -----             --
   Funds from operations                                    1,116           1,159          2,124          2,150
Equity in income of Management Company                        (49)              -            (76)             -
Amortization of deferred financing costs                       56              34            106             89
Changes in operating assets and liabilities                   202             (54)           412           (171)
                                                              ---             ---            ---           ----
   Net cash provided by operating activities            $   1,325         $ 1,139      $   2,566       $  2,068
                                                        =========         =======      =========       ========

   Net cash used in investing activities                $ (10,583)        $  (197)     $ (10,825)      $   (431)
                                                        =========         =======      =========       ========
   Net cash provided by (used in) financing
      activities                                        $   9,447         $  (955)     $   8,244       $ (2,020)
                                                        =========         =======      =========       ========


Funds from operations declined by 4 percent during second quarter and 1 percent year to date in 1996 compared to the same periods in1995, attributed to declines in restaurant rental income which were partially offset by increased apartment income. Declines in net income for comparable periods further reflect the impact of increased non-cash charges for depreciation and amortization. Changes in operating assets and liabilities reflect timing of rent receipts and payments for trade payables, taxes, escrow funds and other prepaid items.

Liquidity and Capital Resources

Capital resources. At June 30, 1996, the Company's total book capitalization was $102,731,000, comprised of $25,144,000 of shareholders' equity and $77,587,000 of debt.

On April 29, 1996, the Company acquired Paces Village Apartments for a contract purchase price of $10,625,000. The Company financed the purchase with loans totaling $10,000,000 along with a draw of $650,000 from the Company's existing credit facility. The loans used to acquire Paces Village loans include a first deed of trust loan of $8,600,000 payable in monthly installments of $6,511 plus interest at 30-day LIBOR plus 1.75 percent, maturing in 2002, and a second deed of trust loan of $1,400,000 which is due in full in 1999 and provides for interest only payments monthly at 30-day LIBOR plus 2.25 percent. In conjunction with execution of the new loans, the Company modified existing loans on Paces Commons and Oakbrook Apartments to extend the terms of these loans from 25 to 30 years and to increase interest rate lock periods by two years for each loan. Total cost of the acquisition and related financing is estimated at $10,805,000. A more detailed description of the acquisition and related financing transactions has been included in the Company's Current Report on Form 8-K as of April 29, 1996.

During 1995 the Company issued a total of 25,750 shares of common stock to the former BTVC shareholders to satisfy an earn-out provision in the BTVC acquisition agreement. Under the terms of the acquisition agreement, at June 30, 1996, the former BTVC shareholders are due additional consideration totaling $567,000, payable at the Company's option in up to 44,338 shares of common stock or cash.

Cash flows and liquidity. Net cash provided by operating activities totaled $2,566,000 and $2,068,000 through six months of 1996 and 1995, respectively. As discussed above, net income and funds from operations declined in second quarter and year to date in 1996 compared to 1995. Changes in operating assets and liabilities arise from timing of rental receipts and payments for trade payables, taxes, escrow funds and other prepaid items.

Net cash used in investing activities totaled $10,825,000 through six months in 1996, including approximately $10,500,000 expended during second quarter in the Paces Village acquisition. No significant investing activities occurred during the first six months of 1995.

Significant financing activities in 1996 include financing the Paces Village Apartments acquisition with debt totaling $10,650,000 and payments of regular quarterly dividends totaling $1,870,000 (compared to $1,858,000 paid through six months in 1995). The Company has consistently paid quarterly dividends of $0.31 per share every quarter since 1992.

Short- and long-term liquidity requirements. The Company continues to produce sufficient cash flow to fund its regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on August 15, 1996, to shareholders of record on August 1, 1996.

At June 30, 1996, the weighted average interest rate on outstanding debt was 8.0 percent compared to 8.1 percent at March 31, 1996, reflecting the favorable impact of new variable rate debt related to the Paces Village acquisition. A 1 percent increase in variable rates would increase annual interest expense by approximately $164,000, while a 1 percent decrease in variable rates would decrease annual interest expense by approximately $170,000. Additional discussion of notes payable and related maturities has been included in the notes to the financial statements at June 30, 1996.

The Company expects to meet its short-term liquidity requirements with net cash provided by operations and utilization of credit facilities. Management believes that net cash provided by operations will be adequate to meet both operating requirements and payment of dividends to satisfy Internal Revenue Service REIT requirements in both the short- and long term. The Company anticipates funding acquisition activities, if any, primarily by using secured debt, and expects to meet certain of its long-term liquidity requirements with long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. Management believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Capitalization of fixed assets and property improvements. The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Apartment property carpet, vinyl and wallpaper are capitalized and depreciated over five years.

Capitalized property additions, replacements and improvements are summarized as follows (amounts in thousands):

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                        1996             1995             1996            1995
                                                   ---------------- ---------------- --------------- ----------------
Capitalized carpet, vinyl and wallpaper
   replacements                                          $ 40             $ 53*           $  83           $  86*
Exterior painting                                           -                -                -              75
Other property additions                                   66               46              152              62
                                                           --               --              ---              --
                                                          106               99              235             223
Allocation of BTVC purchase price
   additional consideration                                17               17               33              33
                                                           --               --               --              --
                                                         $123             $116             $268            $256
                                                         ====             ====             ====            ====


*Includes approximately $28,000 and $44,000 for the three months and six months, respectively, which was originally expensed and subsequently capitalized through a fourth quarter adjustment.

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


                           PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 23, 1996. At that meeting the following proposal was approved:

                                                                                   Withheld/            Broker
                                               For               Against           Abstained          Non-votes
                                        ------------------- ------------------ ------------------ -------------------
Election of five directors:
   B. Mayo Boddie                            2,514,295                    -             9,249            190,015
   Nicholas B. Boddie                        2,514,543                    -             9,001            190,015
   Donald R. Pesta, Jr.                      2,512,131                    -            11,414            190,015
   William H. Stanley                        2,514,443                    -             9,101            190,015
   Richard A. Urquhart                       2,509,453                    -            14,091            190,015


Item 5.  Other Information

Amendment of Automatic Dividend Reinvestment Plan

On July 2, 1996, the Company announced the amendment of its Automatic Dividend Reinvestment Plan (the "Plan") effective July 26, 1996. The Plan will continue to provide a simple and convenient method for shareholders to invest cash dividends and optional cash payments in shares of the Company's common stock.

Under the amended Plan, the Company will now pay all costs, including brokerage commissions, incurred in connection with purchases under the Plan. In addition, the Plan has been amended to give the Company the option of issuing shares directly to Plan participants rather than causing all purchases under the Plan to be made on the open market.

Re-election of officers

The Company has announced the re-election of the following officers:

     D. Scott Wilkerson               President and Chief Executive Officer
     Philip S. Payne                  Executive Vice President, Treasurer, and
                                         Chief Financial Officer
     Douglas E. Anderson              Vice President - Secretary
     Lisa K. McCourt                  Vice President - Property Management

     Pamela B. Novak                  Vice President - Controller
     W. Craig Worthy                  Vice President - Assistant Treasurer

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits:

Exhibit 4        Boddie-Noell Properties,  Inc. Dividend Reinvestment and                     *
                 Stock Purchase Plan, as amended  effective July 26, 1996
                 (Form S-3D filed July 2, 1996, and incorporated  herein by reference).
Exhibit 11       Computation of per share earnings                                            Page 15
Exhibit 27       Financial data schedule (electronic filing)                                  Page 16

     *Incorporated herein by reference

b)   Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated April 29, 1996, relating to the acquisition of Paces Village Apartments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BODDIE-NOELL PROPERTIES, INC.
                                               (Registrant)




August 12, 1996                                    /s/ Philip S. Payne
                                               Philip S. Payne
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer)



August 12, 1996                                    /s/ Pamela B. Novak
                                               Pamela B. Novak
                                               Vice President - Controller
                                               (Chief accounting officer)