Form 10-Q
period 1996-09-30
BODDIE NOELL PROPERTIES INC
filed 1996-11-12
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1996 (the latest practicable date)..

Common Stock, $.01 par value                                 3,050,991
(Class)                                                      (Number of shares)

Index to exhibits at page 14                         Total number of pages:  17

                                TABLE OF CONTENTS

  Item No.                                                                               Page No.

                PART I - Financial Information
   1            Financial Statements                                                        3
   2            Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                   9

                PART II - Other Information
   6            Exhibits and Reports on Form 8-K                                           14


                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Balance Sheets

                                                                                 September 30,       December 31,
                                                                                      1996               1995
                                                                               ------------------- ------------------
                                                                                  (Unaudited)
Assets
Real estate investments at cost:
   Restaurant properties                                                          $  43,205,075         $43,205,075
   Apartment properties                                                              66,458,302          55,315,686
                                                                                 --------------        ------------
                                                                                    109,663,377          98,520,761
   Less accumulated depreciation                                                    (10,807,719)         (9,020,948)
                                                                                 --------------       --------------
                                                                                     98,855,658          89,499,813
Cash and cash equivalents                                                               952,312             700,863
Rent and other receivables                                                                7,472             244,817
Prepaid expenses and other assets                                                       472,532             293,549
Investment in and advances to Management Company                                        306,151             326,767
Intangible related to acquisition of management operations, net                       2,704,491           2,560,254
Deferred financing costs, net                                                           884,183             725,713
                                                                               ----------------      --------------
         Total assets                                                              $104,182,799         $94,351,776
                                                                                   ============         ===========

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                  $  70,414,507         $60,105,485
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                   909,866             531,512
Additional consideration due to former BTVC shareholders                                708,335             283,334
Escrowed security deposits and deferred revenue                                         315,865             175,207
                                                                               ----------------      --------------
      Total liabilities                                                              79,404,873          68,151,838
                                                                                 --------------        ------------

Shareholders' equity:
Common stock,  $.01 par value,  10,000,000 shares  authorized,  3,024,991 shares issued and outstanding at September 30, 1996,
   3,016,740 shares issued and outstanding at December 31, 1995                          30,250              30,167
Additional paid-in capital                                                           33,891,278          33,785,335
Dividends distributed in excess of net income                                        (9,143,602)         (7,615,564)
                                                                                ---------------       -------------
      Total shareholders' equity                                                     24,777,926          26,199,938
                                                                                 --------------        ------------
         Total liabilities and shareholders' equity                                $104,182,799         $94,351,776
                                                                                   ============         ===========


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                       Three months ended                  Nine months ended
                                                         September 30,                       September 30,
                                                     1996              1995             1996              1995
                                               ----------------- ----------------- ---------------- -----------------
Revenues
Apartment rental income                             $2,627,038        $2,178,661       $ 7,209,401      $ 6,322,226
Restaurant rental income                             1,125,000         1,211,546         3,375,000        3,548,270
Management fees                                              -           127,119                 -          514,419
Equity in income of Management Company                  35,144             2,710           111,432            2,710
Interest and other income                               26,029            10,338            48,875           23,959
                                                 -------------     -------------     -------------    -------------
                                                     3,813,211         3,530,374        10,744,708       10,411,584
                                                   -----------       -----------        ----------       ----------

Expenses
Depreciation                                           627,330           544,299         1,786,771        1,639,167
Amortization                                           138,507            95,306           394,014          303,064
Apartment operations                                   829,507           724,659         2,189,679        1,947,240
Administrative                                         203,497           339,507           701,577        1,087,097
Interest                                             1,551,352         1,359,463         4,395,137        4,031,506
Write-off of deferred loan costs
   at refinancing                                            -                 -                 -           22,139
                                                   -----------       -----------      ------------     ------------
                                                     3,350,193         3,063,234         9,467,178        9,030,213
                                                   -----------       -----------      ------------     ------------
Net income                                         $   463,018       $   467,140       $ 1,277,530      $ 1,381,371
                                                   ===========       ===========       ===========      ===========

Net income per share                               $      0.15       $      0.16       $      0.42      $      0.46
                                                   ===========       ===========       ===========      ===========

Weighted average number of shares outstanding
                                                     3,020,955         3,012,990         3,018,155        3,002,125
                                                   ===========       ===========       ===========      ===========


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statement of Shareholders' Equity
(Unaudited)

                                                                                       Dividends
                                                                      Additional      distributed
                                            Common Stock                paid-in       in excess of
                                       Shares          Amount           capital        net income         Total
                                   --------------- ---------------- -------------    --------------- ----------------
Balance at December 31, 1995           3,016,740         $30,167      $33,785,335      $(7,615,564)    $26,199,938

Net income                                                                                 379,174         379,174
Dividends paid
   ($.31 per share)                            -               -                -         (935,189)       (935,189)
                                   ---------------  ------------    -------------      -----------   --------------
Balance at March 31, 1996              3,016,740          30,167       33,785,335       (8,171,579)     25,643,923

Net income                                                                                 435,338         435,338
Dividends paid
   ($.31 per share)                            -               -                -         (935,190)       (935,190)
                                   --------------- -------------    -------------      -----------   --------------
Balance at June 30, 1996               3,106,740          30,167       33,785,335       (8,671,431)     25,144,071

Net income                                                                                 463,018         463,018
Common stock issued                        8,251              83          105,943                          106,026
Dividends paid
   ($.31 per share)                            -               -                -         (935,189)       (935,189)
                                   --------------- -------------    -------------      -----------    -------------
Balance at September 30, 1996          3,024,991         $30,250      $33,891,278      $(9,143,602)    $24,777,926
                                   =============== =============    =============      ===========     ===========

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                         1996              1995
                                                                                    ---------------- -----------------
Cash flows from operating activities:
Net income                                                                               $1,277,530       $1,381,371
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                                                  (111,432)          (2,710)
   Depreciation and amortization                                                          2,180,785        1,942,231
   Write-off of deferred loan costs                                                               -           22,139
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            237,345           73,613
      Prepaid expenses and other assets                                                    (130,466)        (160,113)
      Accounts payable and accrued expenses                                                 378,354          181,972
      Security deposits and deferred revenue                                                 97,377          (25,117)
                                                                                        -----------      -----------
Net cash provided by operating activities                                                 3,929,493        3,413,386
                                                                                        -----------      -----------

Cash flows from investing activities:
Acquisitions of apartment properties                                                    (10,666,580)               -
Additions to apartment properties                                                          (426,035)        (259,403)
Payment of deferred acquisition costs                                                             -         (156,402)
Investment in and advances to Management Company                                               (165)        (150,000)
Dividends received from Management Company                                                  126,977                -
                                                                                      -------------     -------------
Net cash used in investing activities                                                   (10,965,803)        (565,805)
                                                                                      -------------     ------------

Cash flows from financing activities:
Proceeds of common stock issued through
   dividend reinvestment plan                                                               106,026                -
Payment of dividends                                                                     (2,805,568)      (2,794,030)
Proceeds from notes payable                                                              10,650,000       10,675,000
Principal payments on notes payable                                                        (340,978)     (10,783,730)
Payment of deferred financing costs                                                        (321,721)        (178,305)
                                                                                        -----------      -----------
Net cash provided by (used in) financing activities                                       7,287,759       (3,081,065)
                                                                                        -----------      -----------

Increase (decrease) in cash and cash equivalents                                            251,449         (233,484)
Cash and cash equivalents at beginning of period                                            700,863          952,363
                                                                                        -----------      -----------

Cash and cash equivalents at end of period                                              $   952,312      $   718,879
                                                                                        ===========      ===========

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1996
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Boddie-Noell Properties, Inc. (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 1995, which was derived from the financial statements included in the Company's 1995 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

The results of the first three quarters of 1996 are not necessarily indicative of future financial results.

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

Notes payable consist of the following at September 30, 1996, and December 31, 1995:

                                                                                   September 30,    December 31,
                                                                                       1996             1995
                                                                                  ---------------- ----------------
Note payable to a bank in the principal sum of up to $25,500,000 due December
1998,  interest  on the  outstanding  principal  balance  payable  monthly at an effective rate of 8.11%,  secured by deeds of trust on 47 restaurant  properties and  assignment of rents under the Amended and Restated  Master Lease  Agreement for those  restaurants.  The  principal  balance of the loan may be prepaid,  in
whole or part, subject to certain restrictions and penalties.                         $23,900,000      $23,250,000




Fixed  rate  notes   payable,   comprised  of  four  loans  payable  in  monthly
installments totaling approximately $285,000 including principal and interest at rates  ranging  from  7.86%  to  8.55%,  with  maturities  in 2000  (balloon  of approximately $12,500,000) through 2025. The notes are secured by deeds of
trust and assignments of rents of four apartment properties.                           36,540,551       36,855,485

Variable rate notes payable  comprised of two loans  ($8,600,000 and $1,400,000, respectively),  payable  in  monthly  installments  of  $6,511  applied  to  the principal balance of the $8,600,000 loan and interest at 30-day LIBOR plus 1.75%
and 2.25% (7.32% and 7.82% at September 30, 1996), respectively, with maturities in 2002 and 1999,  respectively.  The notes  are  secured  by deeds of trust and assignments of rents of three apartment properties.
                                                                                        9,973,956                -

Variable rate notes  payable to affiliates  comprised of two loans due May 1999, interest at the lower of 30-day LIBOR plus 1.5% (7.07% at September 30, 1996) or
8%, payable quarterly. Liability for these notes was assumed at the
acquisition of BTVC.                                                                    7,056,300        7,056,300
                                                                                     ------------     ------------
                                                                                      $77,470,807      $67,161,785
                                                                                     ============     ============

As of September 30, 1996, scheduled principal payments are approximately as follows: 1996 - $119,000; 1997 - $495,000; 1998 - $24,431,000; 1999 -
$9,026,000; 2000 - $12,858,000; 2001 - $389,000; thereafter - $30,153,000.

Note 4.  Common stock issued through dividend reinvestment plan

In July 1996 the Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan") was amended to allow the Company, at its option, to issue shares directly to Plan participants. On August 15, 1996, the Company issued 8,251 shares of common stock through the Plan.

Note 5.  Subsequent declaration of dividend

On October 15, 1996, the Company declared a cash dividend of $0.31 per share, which will be paid on November 15, 1996, to shareholders of record on November 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This discussion contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of federal securities laws. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements.

Overview

Boddie-Noell Properties, Inc. (the "Company") is a self-managed, self-advised real estate investment trust ("REIT"). As of September 30, 1996, the Company owned 47 net-lease restaurant properties and five apartment properties containing 1,328 apartments. Through its management subsidiary, the Company manages an additional nine apartment properties containing 1,713 apartments and two shopping centers. All of the Company's operations are in the states of North Carolina and Virginia.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Company's audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the Company's Current Report on Form 8-K as of April 29, 1996.

Results of Operations

Revenues. The Company's revenues increased by 8 percent for the quarter ended September 30, 1996, and 3 percent for the nine months ended September 30, 1996, compared to the same prior year periods, reflecting significant increases in apartment rental income offset by declines in restaurant rental income and the transfer of all of the Company's third-party management contracts to BNP Management, Inc. ("BNP Management"), an unconsolidated management subsidiary which was formed in May 1995.

Apartment rental income increased by 21 percent in third quarter 1996 and 14 percent through nine months of 1996 compared to 1995. Paces Village Apartments, acquired April 29, 1996, contributed $391,000 to third quarter 1996 and $657,000 in five months to 1996 apartment rental revenues. Revenues at apartments owned and operated for the full period in both 1996 and 1995 increased by 3 percent for the quarter ended September 30 and 4 percent for the nine months ended September 30 in 1996 and 1995, respectively. For apartment properties owned throughout the first nine months of both 1996 and 1995, increases in apartment income resulted from a 5 percent increase in average revenue received per apartment, offset somewhat by a 1 percent decline in economic occupancy. Summary amounts related to apartment properties occupancy are as follows:


                                                                    1996                                    1995
                                    ---------------------------------------------------------------------
                                      Harris                             Paces       Paces
                                       Hill     Latitudes   Oakbrook    Commons     Village    Overall     Overall
Number of units                          184        448         162        336         198       1,328      1,130

Quarter ended September 30--
Average physical occupancy              95.3%      95.3%       92.9%      95.2%       94.1%       94.8%      96.2%
Average economic occupancy              95.3%      96.0%       94.3%      96.4%       94.0%       95.5%      96.8%
Average monthly revenue/unit            $714        $639        $783       $698        $701        $691       $664


                                                                    1996                                    1995
                                    ---------------------------------------------------------------------
Nine months ended
September 30*--
Average physical occupancy              94.2%      93.3%       93.8%      94.7%       94.1%       93.9%      95.1%
Average economic occupancy              93.9%      94.1%       94.6%      95.0%       93.7%       94.3%      95.5%
Average monthly revenue/unit            $711        $636        $777       $684        $699        $684       $651

*Paces Village amounts reflect five months activity

In December 1995, the Company entered into a modified lease agreement with Boddie-Noell Enterprises, Inc. ("BNE"), the operator of its restaurant properties, which increased the minimum annual rental from $3.46 million to $4.5 million. Percentage rent remains at 9.875% of gross food sales, payable quarterly to the extent that percentage rent exceeds minimum rent, but subject to a year-end adjustment to the greater of percentage or minimum rent for the calendar year. During the first quarter of 1996, the new minimum resulted in higher restaurant rental payments than were received in the first quarter of 1995. Management expects that the Company will receive the minimum rent for the year 1996 (a 3.2 percent decline from 1995) and has elected to record the minimum rent for the second and third quarters, even though the percentage rent calculation provides for approximately $45,000 and $77,000, respectively, in additional rental receipts.

While the modification of the master lease and increase in the minimum rent are expected to limit the impact of any further decline in restaurant sales, management is optimistic that the steps being taken by its restaurant operator to remediate the decline in sales are beginning to take hold. Since 1992, food sales have consistently declined. While this trend continued into the third quarter of 1996, the rate of decline has moderated. For the third quarter of 1996, same-store sales were 1 percent less than those reported for the third quarter of 1995. This compares favorably to the 9 percent and 7 percent declines experienced in the first and second quarters of 1996. For the first nine months of 1996, same-store sales were 6 percent less than in the first nine months of 1995. The decline in restaurant sales appears to be the result of the combined effect of severe weather in the Company's markets, continued widespread price discounting in the quick-service restaurant industry, and the lack of a strong hamburger product on the Hardee's menu. BNE and Hardee's Food Systems, the restaurant franchisor, are taking aggressive steps to improve restaurant sales, including a new advertising campaign and a return to the chargrill cooking method, the introduction of several new hamburger sandwiches and the reintroduction of hot dogs to the menu. In March 1996, BNE began to convert the Company's restaurants to the chargrill cooking system, and at June 30, 1996, all 28 of the Company's restaurants located in Virginia had been converted to the chargrill system. The entire cost of the conversion is being borne by BNE.

The Company received no third-party management fees in 1996, compared to $127,000 in third quarter and $514,000 year to date in 1995. The Company has a 95 percent economic interest in BNP Management, which now performs all third-party management activities, and recorded equity in BNP Management's net income of approximately $35,000 in third quarter and $111,000 through nine months of 1996. Because the Company receives most of the net income of the subsidiary, management does not expect that the formation or operation of the management subsidiary will have a significant effect on the Company's financial position or operating results.

Expenses. Third quarter and year to date 1996 expenses were generally consistent with management's expectations. The increase in depreciation compared to 1995 amounts reflects the acquisition of Paces Village Apartments ($10.7 million in apartment property assets) in late April along with improvements at other apartment properties. The increase in amortization expense is primarily attributable to quarterly additions to the intangible asset related to the earn-out provision of the acquisition agreement pursuant to which the Company acquired BT Venture Corporation ("BTVC") along with the addition of approximately $320,000 in deferred financing costs, primarily during the first six months of 1996.

Increases in apartment operations expense in third quarter and year to date 1996 were consistent with related apartment rental income. Operating expenses related to restaurant rental properties are insignificant because of the restaurants' triple net lease arrangement. The decline in administrative expense reflects the transfer of expenses related to third-party management operations to BNP Management.

The increase in interest expense in 1996 compared to 1995 is primarily attributable to the addition of $10,650,000 of debt related to the acquisition of Paces Village in the second quarter of 1996. Weighted average interest rates were 8.0 percent in third quarter and through nine months of 1996 compared to
8.1 percent and 8.0 percent during the same periods in 1995.

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

A reconciliation of net income, funds from operations, and net cash provided by operating activities is as follows (all amounts in thousands):

                                                           Three months ended              Nine months ended
                                                              September 30,                  September 30,
                                                           1996           1995           1996            1995
                                                      --------------- -------------- -------------- ---------------
Net income                                                $   463        $    467      $   1,278      $   1,381
Depreciation                                                  627             544          1,787          1,639
Amortization of management intangible                          81              66            231            185
Write-off of deferred costs                                     -               -              -             22
                                                       ----------     -----------    -------------  -----------
   Funds from operations                                    1,171           1,078          3,295          3,228
Equity in income of Management Company                        (35)             (3)          (111)            (3)
Amortization of deferred financing costs                       58              30            163            118
Changes in operating assets and liabilities                   170             241            582             70
                                                         --------        --------    -----------    -----------
   Net cash provided by operating activities               $1,364         $ 1,345      $   3,929       $  3,413
                                                           ======         =======      =========       ========

   Net cash used in investing activities                  $  (140)       $   (135)      $(10,966)      $   (566)
                                                          =======        ========       ========       ========
   Net cash provided by (used in) financing
      activities                                          $  (956)        $(1,061)     $   7,288        $(3,081)
                                                          ========        =======      =========        =======

Funds from operations increased by 9 percent during third quarter and 2 percent year to date in 1996 compared to the same periods in 1995, attributable to improved operations at the Company's apartment properties and acquisition of Paces Village Apartments in April 1996, partially offset by declines in restaurant rental income.

Declines in net income for comparable periods further
reflect the impact of increased non-cash charges for depreciation and amortization. Changes in operating assets and liabilities reflect timing of rent receipts and payments for trade payables, taxes, escrow funds and other prepaid items.

Liquidity and Capital Resources

Capital resources. At September 30, 1996, the Company's total book capitalization was $102,249,000, comprised of $24,778,000 of shareholders' equity and $77,471,000 of debt. There were no significant changes to these components during the third quarter of 1996.

On April 29, 1996, the Company acquired Paces Village Apartments for a contract purchase price of $10,625,000. The Company financed the purchase with loans totaling $10,000,000 along with a draw of $650,000 from the Company's existing credit facility. The loans used to acquire Paces Village include a first deed of trust loan of $8,600,000 payable in monthly installments of $6,511 plus interest at 30-day LIBOR plus 1.75 percent, maturing in 2002, and a second deed of trust loan of $1,400,000 which is due in full in 1999 and provides for interest only payments monthly at 30-day LIBOR plus 2.25 percent. In conjunction with the execution of the new loans, the Company modified existing loans on Paces Commons and Oakbrook Apartments to extend the terms of these loans from 25 to 30 years and to increase interest rate lock periods by two years for each loan. Total cost of the acquisition and related financing is estimated at $10,805,000. A more detailed description of the acquisition and related financing transactions has been included in the Company's Current Report on Form 8-K as of April 29, 1996.

During 1995 the Company issued a total of 25,750 shares of common stock to the former BTVC shareholders to satisfy an earn-out provision in the BTVC acquisition agreement. Under the terms of the acquisition agreement, at
September 30, 1996, the former BTVC shareholders were due additional consideration totaling $708,000, payable at the Company's option in up to 55,379 shares of common stock or cash. By agreement, the Company is prohibited from issuing such shares of common stock if such issuance would cause the Company to become disqualified as a REIT. On October 30, 1996, the Company issued 26,000 such shares of common stock valued at $328,000 to the former BTVC shareholders.

On  July  2,  1996,  the  Company   announced  the  amendment  of  its  Dividend
Reinvestment and Stock Purchase Plan (the "Plan") effective July 26, 1996. The Plan will continue to provide a simple and convenient method for shareholders to invest cash dividends and optional cash payments in shares of the Company's common stock. Under the amended Plan, the Company will now pay all costs, including brokerage commissions, incurred in connection with purchases under the Plan. In addition, the Plan has been amended to give the Company the option of issuing shares directly to Plan participants rather than causing all purchases under the Plan to be made on the open market. A more detailed description of the Plan, as amended, has been included in the Company's Registration Statement on Form S-3 filed on July 2, 1996. On August 15, 1996, the Company issued 8,251 shares of common stock to Plan participants.

Cash flows and liquidity. Net cash provided by operating activities totaled $3,929,000 and $3,413,000 through nine months of 1996 and 1995, respectively. As discussed above, funds from operations increased in third quarter and year to date in 1996 compared to 1995. Changes in operating assets and liabilities arise from timing of rental receipts and payments for trade payables, taxes, escrow funds and other prepaid items.

Net cash used in investing activities totaled $10,966,000 through nine months in 1996, including approximately $10,500,000 expended during the second quarter in the Paces Village acquisition. No significant investing activities occurred during the third quarter of 1996 or during the first nine months of 1995.

Significant financing activities in 1996 include financing the Paces Village Apartments acquisition with debt totaling $10,650,000 and payments of regular quarterly dividends totaling $2,806,000 (compared to $2,794,000 paid through nine months in 1995). The Company has consistently paid quarterly dividends of $0.31 per share every quarter since 1992.

Short- and long-term liquidity requirements. The Company continues to produce sufficient cash flow to fund its regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on November 15, 1996, to shareholders of record on November 1, 1996.

At September 30, 1996, the weighted average interest rate on outstanding debt was 8.0 percent compared to 8.1 percent at March 31, 1996, reflecting the favorable impact of new variable rate debt related to the Paces Village acquisition. A 1 percent increase in variable rates would increase annual interest expense by approximately $166,000, while a 1 percent decrease in variable rates would decrease annual interest expense by approximately $170,000. Additional discussion of notes payable and related maturities has been included in the notes to the financial statements at September 30, 1996.

The Company expects to meet its short-term liquidity requirements with net cash provided by operations and utilization of credit facilities. Management believes that net cash provided by operations will be adequate to meet both operating requirements and payment of dividends to satisfy Internal Revenue Service REIT requirements in both the short- and long term.

The Company remains committed to its growth and diversification plan. Management is actively seeking to add to the Company's portfolio of apartment properties. The Company anticipates funding acquisition activities, if any, primarily by using secured debt, and expects to meet certain of its long-term liquidity requirements with long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. Management believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Capitalization of fixed assets and property improvements. The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Apartment property carpet, vinyl and wallpaper are capitalized and depreciated over five years.

Capitalized property additions, replacements and improvements are summarized as follows (amounts in thousands):

                                                          Three months ended                Nine months ended
                                                            September 30,                     September 30,
                                                        1996             1995             1996            1995
                                                   ---------------- ---------------- --------------- ----------------
Capitalized carpet, vinyl and wallpaper
   replacements                                            $  62            $  69*           $ 145           $ 155*
Exterior painting                                             81               11               81              86
Other property additions                                      48               42              200             104
                                                          ------           ------           ------          ------
                                                             191              122              426             345
Allocation of BTVC purchase price
   additional consideration                                   17               17               50              50
                                                          ------           ------           ------          ------
                                                            $208             $138             $476            $395
                                                            ====             ====             ====            ====

*Includes approximately $42,000 and $85,000 for the three months and nine months, respectively, which was originally expensed and subsequently capitalized through a fourth quarter adjustment.

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


                           PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits:

     Exhibit 4        Boddie-Noell Properties, Inc. Dividend Reinvestment and Stock Purchase       *
                      Plan, as amended effective July 26, 1996 (Form S-3, File No. 333-07415, dated July 2, 1996, and incorporated herein by reference).
     Exhibit 11       Computation of per share earnings                                            Page 16
     Exhibit 27       Financial data schedule (electronic filing)                                  Page 17

     *Incorporated herein by reference

b)   Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated October 15, 1996, relating to the change in its certifying accountant as of that date.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BODDIE-NOELL PROPERTIES, INC.
                                                (Registrant)




November 12, 1996                                   /s/ Philip S. Payne
                                                -----------------------
                                                Philip S. Payne
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly authorized officer)



November 12, 1996                                   /s/ Pamela B. Novak
                                                -----------------------
                                                Pamela B. Novak
                                                Vice President - Controller
                                                (Chief accounting officer)