Form 10-K
period 1996-12-31
BODDIE NOELL PROPERTIES INC
filed 1997-03-27
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 14, 1997 was approximately $35,328,000.
         The number of shares of Registrant's Common Stock outstanding on March 14, 1997 was 3,102,983.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the 1997 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

Index to Exhibits at Page 41                          Total number of Pages 44

Filed via EDGAR ___

                          BODDIE NOELL PROPERTIES, INC.
                                TABLE OF CONTENTS


Item No.           FINANCIAL INFORMATION                                                 Page No.
                   PART I
      1            Business                                                                    3
      2            Properties                                                                  5
      3            Legal Proceedings                                                           7
      4            Submission of Matters to a Vote of Security Holders                         7
      X            Executive Officers of the Registrant                                        7

                   PART II
      5            Market for Registrant's Common Equity and Related Stockholder               9
                   Matters
      6            Selected Financial Data                                                    10
      7            Management's Discussion and Analysis of Financial Condition                11
                   and Results of Operations
      8            Financial Statements and Supplementary Data                                17
      9            Changes in and Disagreements With Accountants on Accounting                17
                   and Financial Disclosure

                   PART III
     10            Directors and Executive Officers of the Registrant                         18
     11            Executive Compensation                                                     18
     12            Security Ownership of Certain Beneficial Owners and Management             18

     13            Certain Relationships and Related Transactions                             18

                   PART IV
     14            Exhibits, Financial Statement Schedules, and Reports on Form               19
                   8-K


                                     PART I

ITEM 1.  BUSINESS

Company Profile

Boddie-Noell Properties, Inc. (the "Company") is a self-advised and self-managed equity real estate investment trust ("REIT"). The Company, formerly known as Boddie-Noell Restaurant Properties, Inc., was formed in 1987 and currently has 3,102,983 shares of common stock outstanding and approximately 5,000 shareholders (including beneficial owners). The Company's shares are listed on the American Stock Exchange, trading under the symbol "BNP". Its executive offices are located at 3710 One First Union Center, Charlotte, North Carolina 28202-6032 (704-333-1367).

History and Development of Boddie-Noell Properties, Inc.

From its inception through 1992 the Company's investment strategy was limited to the ownership of 47 restaurant properties leased on a triple net basis to Boddie-Noell Enterprises, Inc. ("Enterprises"), a Hardee's franchisee. During this period the Company operated as an externally advised REIT with all management and administrative functions being performed by an affiliate of Enterprises under an advisory contract. These investments provided for a relatively stable record of revenue and cash flow. In order to enhance shareholder value and provide for growth in funds from operations ("FFO"), the Company began in 1993 to diversify its investments into multi-family residential properties.

In June 1993 the Company purchased its first apartment property, Paces Commons, a 336-unit apartment community in Matthews, North Carolina (a suburb of Charlotte). In June 1994 the Company acquired Oakbrook, a 162-unit apartment community in Charlotte, North Carolina. In October 1994 it acquired BT Venture Corporation ("BTVC"), an integrated real estate management, development and acquisition company that owned one apartment community (Latitudes) and managed 12 additional apartment communities (including two owned by the Company) and three retail shopping centers. Latitudes is a 448-unit apartment community located in Virginia Beach, Virginia. In December 1994 the Company acquired Harris Hill, a 184-unit apartment community in Charlotte, North Carolina. In April 1996 the Company acquired Paces Village, a 198-unit apartment community in Greensboro, North Carolina.

Current Operations

The Company now owns five apartment communities containing a total of 1,328 apartments and 47 restaurant properties. Through its unconsolidated subsidiary, BNP Management, Inc., the Company manages an additional nine apartment communities containing a total of 1,713 apartments and two shopping centers containing a total of 113,800 square feet. All of the properties presently owned or managed by the Company are located in the states of North Carolina and Virginia, with multi-family residential operations in the North Carolina cities of Raleigh, Durham, Cary, Chapel Hill, Greensboro and Charlotte, as well as Virginia Beach, Virginia.

The Company has 86 employees, including administrative, management, accounting, legal, acquisitions, development, property management, leasing and maintenance personnel, and operates as a self-advised and self-managed REIT.

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

Restaurant properties are leased on a triple net basis to Enterprises, a privately held company, which is the second largest Hardee's franchisee in the United States with approximately 360 stores. The Company's lease agreement with Enterprises (the "master lease"), as amended in December 1995, has a primary term expiring December 2007, grants Enterprises three five-year renewal options and provides for rent equal to 9.875 percent of restaurant sales as defined, subject to a minimum annual rent of $4,500,000 per year. Under the terms of the master lease, Enterprises is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties.

Business Strategy

Building upon the acquisition of its five apartment communities and BTVC, the Company intends to continue to invest in additional apartment communities in the southeastern United States. The Company will selectively consider opportunities for development of new apartment communities and the acquisition and rehabilitation of older apartment communities. Management believes that its development and redevelopment experience will enable it to build additional apartment communities and to rehabilitate existing communities when economic conditions and available capital make such opportunities attractive.

In evaluating potential properties for acquisition, the Company will consider such factors as:
- the current and anticipated cash flow of the property, its adequacy to meet operational needs and other obligations, and its impact on the Company's ability to pay dividends;
- the geographic  area  and  demographic  profile;
- the  location,  construction quality, condition and design of the property;
- the potential for increasing cash flow by means of increasing rental rates and reducing operating expenses;
- the potential for capital  appreciation;
- the growth, tax and regulatory environment of the community in which the property is located;
- occupancy and demand for the property;
- and prospects for eventual sale or refinancing.
Generally an apartment property will be acquired only where the operating history indicates that the property will contribute immediately to the cash flow of the Company and there is a strong likelihood of increasing cash flow.

Prior to acquiring its first apartment community, the Company's capital requirements were minimal as all capital expenses related to the restaurants were borne by Enterprises under the terms of the master lease. In order to acquire BTVC and its five apartment communities, the Company has incurred additional debt and issued additional common stock. The additional debt consists of mortgages secured by the acquired apartment communities and draws against the Company's credit lines. In order for the Company to continue to acquire apartment properties, it is essential that it obtain additional equity capital. The Company is actively exploring available sources of equity capital. It is likely that the Company will incur additional long-term debt as part of any apartment acquisitions. While short-term variable rate debt may be used to facilitate an acquisition, the preferred permanent financing will be long-term and fixed rate.

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such the Company generally will not be subject to federal or state income taxes on net income. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 95 percent of their ordinary taxable income as dividends. The Company intends to pay dividends quarterly, expects that these dividends will substantially exceed the 95 percent taxable income test, and anticipates that all dividends will be paid from current funds from operations.

In addition to the 95 percent taxable income test, the Company is subject to a "non-qualifying" income test which requires that no more than 5 percent of total revenue come from sources deemed to be "non-qualifying." Failure to comply with this requirement may result in the loss of the Company's REIT status. Revenue from third-party property management contracts assumed at the acquisition of BTVC in 1994 is considered to be non-qualifying income. To ensure that non-qualifying income did not exceed 5 percent of its total revenue, in May 1995 the Company transferred the third-party management contracts to a newly formed unconsolidated taxable subsidiary, BNP Management, Inc. This structure is currently being used by a number of other REITs.

The Company generally expects to meet its short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. Management believes that net cash provided by operations is, and will continue to be, adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short- and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured long-term debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.


ITEM 2.  PROPERTIES

The Company owns five apartment communities and 47 restaurant properties. All of the Company's properties are located in the states of North Carolina and Virginia. The properties are held subject to loans, discussed in Notes to the Financial Statements included in Item 14 of this Annual Report.

Apartment Properties

The Company owns five apartment properties containing a total of 1,328 units. Three properties containing a total of 682 apartments are located in Charlotte, North Carolina; one property with 448 apartments is located in Virginia Beach, Virginia; and one property with 198 units is located in Greensboro, North Carolina. Summary information concerning each apartment property follows:

Paces Commons Apartments. Located in Charlotte, North Carolina, Paces Commons was constructed in 1988 on 24.8 acres. The property consists of 18 two and three story masonry and wood frame buildings containing 336 garden type apartments. The community offers eight different one, two and three bedroom floor plans with an average size of 862 square feet. The property was acquired by the Company on June 8, 1993, for a contract price of $14,250,000.

Oakbrook Apartments. Located in Charlotte, North Carolina, Oakbrook was constructed in 1985 on a 16.4 acre site. The property consists of 17 two story wood frame buildings with cedar siding and brick veneer containing 162 garden and townhouse style apartment units. The property offers eight different one, two and three bedroom floor plans averaging 1,100 square feet. The property was acquired by the Company on June 7, 1994, for a contract price of $9,250,000.

Latitudes Apartments. Located in Virginia Beach, Virginia, Latitudes was constructed in 1989 on a 24.9 acre site. The property consists of 20 two and three story wood frame buildings with vinyl siding containing 448 garden style apartment units. The property offers six different one, two and three bedroom floor plans averaging 800 square feet. The property was acquired by the Company on October 1, 1994, as part of the acquisition of BTVC. The property was purchased by BTVC on December 3, 1992, for a contract price of $19,000,000.

Harris Hill Apartments. Located in Charlotte, North Carolina, Harris Hill was constructed in 1988 on a 18.4 acre site. The property consists of 19 two and three story wood frame buildings with wood siding containing 184 garden style apartment units. The property offers four different one and two bedroom floor plans averaging 912 square feet. The property was acquired by the Company on December 28, 1994, at a contract price of $8,900,000.

Paces Village Apartments. Located in Greensboro, North Carolina, Paces Village was constructed in 1988 on a 15.5 acre site. The property consists of 10 two and three story masonry and wood frame buildings containing 198 apartment units. The property offers four different one and two bedroom floor plans averaging 848 square feet. The property was acquired by the Company on April 29, 1996, at a contract price of $10,625,000.

                   APARTMENT OCCUPANCY AND REVENUE STATISTICS
-------------------------------------------------------------------------------

                                                         Average Economic      Average Monthly
                                                            Occupancy*           Revenue per
                                                                                Occupied Unit
                                                       --------------------- ---------------------
Paces Commons:
     Year ended December 31, 1996                              95.4%                  $685
     Year ended December 31, 1995                              93.8%                  $655
     Year ended December 31, 1994                              94.7%                  $611

Oakbrook:
     Year ended December 31, 1996                              93.8%                  $780
     Year ended December 31, 1995                              97.6%                  $750
     June 7 thru December 31, 1994                             97.9%                  $711

Latitudes:
     Year ended December 31, 1996                              93.8%                  $637
     Year ended December 31, 1995                              95.3%                  $613
     Year ended December 31, 1994                              92.7%                  $606

Harris Hill:
     Year ended December 31, 1996                              93.4%                  $717
     Year ended December 31, 1995                              95.7%                  $683

Paces Village:
     April 29 thru December 31, 1996                           93.5%                  $693


*Average Economic Occupancy is defined as gross potential rent less vacancy divided by gross potential rent.

Restaurant Properties

The locations of the Company's 47 restaurant properties are listed in Schedule III included in Item 14 of this Annual Report. The restaurant properties are leased on a triple net basis to Enterprises pursuant to a master lease. The master lease, as amended in December 1995, provides for a primary term expiring December 2007, grants Enterprises three five-year renewal options, and provides for rent equal to 9.875 percent of restaurant sales as defined, subject to a minimum annual rent of $4,500,000. The average price for the restaurant properties was approximately $920,000 per property.

The restaurant properties are operated by Enterprises as Hardee's restaurants pursuant to franchise agreements. These agreements require that the properties conform to a standard design specified by Hardee's Food Systems, Inc. ("Hardee's"). The current design consists of a one-story brick, stucco or wood building that embodies a contemporary style with substantial plate glass window areas. The buildings average 3,300 square feet and are located on sites ranging from 1 to 1.3 acres. The buildings are suitable for conversion to a number of uses, but the interiors must be substantially modified prior to utilization in non-restaurant applications. Hardee's owns a design patent on certain elements of the building and requires franchisees to make certain exterior modifications if the location is discontinued as a Hardee's restaurant.

Under the terms of the master lease, Enterprises is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties. In addition, Enterprises is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with Hardee's building standards. The decision to modify a particular restaurant property is based on a number of factors, including the date of its last modification and the number, age and design features of competing restaurants located in the market area of the particular property. All renovations are made at Enterprises' expense.

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

In the event a claim were successful, the Company believes that it is adequately covered by insurance and indemnification agreements. The Company has insurance coverage on each of its apartment properties. The Company's restaurant properties are subject to an indemnification agreement whereby Enterprises, the lessee, is responsible for all claims arising from a restaurant property; in addition, Enterprises is required to provide insurance on each restaurant property which identifies the Company as a named insured. Each apartment property which is managed, but not owned, by the Company is covered by an insurance policy under which the Company is a named insured. As to claims to which the Company has become a successor party-in-interest to BTVC, the Company received, as part of the acquisition of BTVC, an indemnification agreement from the shareholders of BTVC whereby the Company is, subject to certain limitations, indemnified from loss arising out of a claim against BTVC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is a listing and brief biography of each of the executive officers of the Company at March 14, 1997.

             Name                 Age                           Position                            Officer Since
D. Scott Wilkerson                 39     President and Chief Executive Officer                  October, 1994
Philip S. Payne                    45     Executive Vice President, Treasurer and Chief          October, 1994
                                          Financial Officer
Douglas E. Anderson                49     Vice President, Secretary                              1987
W. Craig Worthy                    44     Vice President                                         1987
Pamela B. Novak                    43     Vice President, Controller                             October, 1994


D. Scott Wilkerson - President and Chief Executive Officer. Mr. Wilkerson joined BTVC in 1987 and served in various officer level positions, including vice president of administration and finance and vice president for acquisitions and development before becoming president in January 1994. He was named Chief Executive Officer of the Company in April 1995. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. Mr. Wilkerson received a BS degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed CPA and licensed real estate broker. He is active in various professional, civic and charitable activities.

Philip S. Payne - Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BTVC in 1990 as vice president of capital market activities and became executive vice president and chief financial officer in January 1993. He was named Treasurer of the Company in April 1995. From 1987 to 1990 he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987 he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law. He received a BS degree from the College of William and Mary in 1973 and a JD degree in 1978 from the same institution.

Douglas E. Anderson - Vice President and Secretary. Mr. Anderson has served as Vice President and Secretary of the Company since its inception in 1987. He has been with Enterprises since 1977 and is currently a director, executive vice president and secretary of Enterprises. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of Enterprises. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina, and is a former director of Golden Corral Realty Corporation. He received a BS degree in finance and accounting from the University of North Carolina at Chapel Hill in 1970.

W. Craig Worthy - Vice President. Mr. Worthy has served as Vice President of the Company since its inception in 1987 and served as Treasurer of the Company from its inception until April 1995. He is a licensed certified public accountant and has been employed by Enterprises since 1979. Mr. Worthy is currently senior vice president and chief financial officer of Enterprises. He serves as a director of First Union Bank of Rocky Mount, North Carolina. He received a BA degree from the University of Virginia in 1974 and a Master of Accountancy and of Business Administration from the University of South Carolina in 1977.

Pamela B. Novak - Vice President and Controller. A licensed certified public accountant, Ms. Novak joined BTVC in 1993 as controller. From 1984 to 1993, she was employed by Ernst & Young LLP and served as an audit manager from 1987 through 1993. She received a BS in accounting from the University of North Carolina at Charlotte in 1984.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

The Company's Common Stock is traded on the American Stock Exchange under the symbol "BNP". There were approximately 1,700 shareholders of record at March 14, 1997. The table below sets forth, for the periods indicated, the range of high, low and closing sale prices of the Common Stock as reported by the American Stock Exchange. As of March 14, 1997, the closing price of the Company's Common Stock was $12.75 per share.

                                                 Stock Price                                 Dividends
                              High                  Low                  Close            Paid Per Share
                       -------------------- --------------------- --------------------- --------------------
   1996
First quarter                  $13 3/4              $12 1/4               $13 1/4               $  .31
Second quarter                  13 3/8               11 1/2                12 5/8                  .31
Third quarter                   13 1/4               12 3/8                12 7/8                  .31
Fourth quarter                  13 1/4               12 1/8                12 1/2                  .31
                                                                                                ------
                                                                                                $ 1.24

   1995
First quarter                  $13 7/8              $12 1/8               $13 3/8               $  .31
Second quarter                  13 5/8               11 1/4                12 7/8                  .31
Third quarter                   13 5/8               12 1/4                12 7/8                  .31
Fourth quarter                  13 1/8               12 1/8                12 1/2                  .31
                                                                                                ------
                                                                                                $ 1.24

The Company has a dividend reinvestment plan which is available to all shareholders of record. Under this plan as amended in July 1996, the plan administrator, First Union National Bank of North Carolina, reinvests dividends on behalf of plan participants through issue of new shares of the Company's common stock or by purchasing shares of the Company's stock on the open market, at the Company's option. In addition, shareholders who participate in the plan may elect to make direct cash investments or supplement their reinvestment program with additional cash investments of any amount from $25 to $10,000 per quarter.

Sales of Unregistered Securities

The Company issued 38,700 shares of common stock in 1996 pursuant to the BTVC acquisition agreement, which provides for quarterly payments of stock or cash if certain financial targets are attained. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

The shares were issued to the former shareholders of BT Venture Corporation ("BTVC"), B. Mayo Boddie and Nicholas B. Boddie, who are also directors of the Company. The share were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 set forth at Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           For the years ended December 31
                                         1996            1995            1994            1993           1992
                                    ---------------- -------------- --------------- --------------- --------------
Operating Data
Revenues                                $14,507,824    $13,725,638      $9,258,246      $6,425,852     $5,373,305
Net income (1)                            1,715,815      1,628,268       2,301,919       2,455,451      3,158,521

Net income per share                           $.57           $.54            $.80            $.86          $1.11
Weighted average number of shares
                                          3,026,901      3,005,809       2,885,248       2,850,000      2,850,000
Distributions per share:
     Ordinary income                           $.70         $  .60          $  .63           $1.09          $1.11
     Return of capital                          .54            .64             .61             .15            .13
          Total                               $1.24          $1.24           $1.24           $1.24          $1.24

Balance Sheet Data (at year end)
Total assets                           $103,435,982    $94,351,776     $95,954,214     $54,642,613    $40,465,345
Notes payable                            77,352,257     67,161,785      66,883,556      26,894,378     12,000,000
Shareholders' equity                     24,902,438     26,199,938      27,967,909      27,251,996     28,330,545

Other Data
Funds from operations (2)                $4,471,574     $4,449,671      $4,291,439      $4,028,885     $3,943,175
Net cash provided by (used in):
     Operating activities                 4,800,303      4,475,728       4,496,461       4,066,224      3,854,446
     Investing activities               (11,019,566)      (831,917)    (18,729,121)    (16,156,995)      (133,764)
     Financing activities                 6,361,004     (3,895,311)     15,063,493      11,151,689     (3,534,000)


From its inception through 1992 the Company's investment strategy was limited to the purchase and ownership of 47 restaurant properties leased on a triple net basis. In June 1993 the Company acquired Paces Commons Apartments, a 336-unit apartment community. In June 1994 the Company acquired Oakbrook Apartments, a 162-unit apartment community. In October 1994 the Company acquired by merger BT Venture Corporation ("BTVC"), including a fully integrated apartment management and development operation and Latitudes Apartments, a 448-unit apartment community. In December 1994 the Company acquired Harris Hill Apartments, a 184-unit apartment community. In April 1996 the Company acquired Paces Village Apartments, a 198-unit apartment community. (See discussion of History and Development of Boddie-Noell Properties, Inc. included in Item 1 of this Annual Report.)

(1) 1995, 1994 and 1993 net income includes a special charge of $321,000, $377,000 and $600,000, respectively, to write off certain acquisition costs. Significantly all of these costs arose in 1992 and 1993 in conjunction with the "roll-up" transaction the Company began in 1993 and ultimately abandoned in December 1995.

(2) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Management considers FFO to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP"), and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

In 1995 NAREIT issued additional guidance for interpretation of the definition of FFO which provides that only depreciation and amortization of real estate assets should be added back to net income in calculating FFO. At December 31, 1995, the Company adopted this interpretation and restated FFO amounts previously reported. The following table reflects the effect of this change in definition and reconciles FFO as previously defined to FFO amounts identified above.

               FFO, as                                           FFO, as
             previously                Effect of                currently
               defined                 revision                  defined
 1996                 -                        -                $4,471,574
 1995        $4,596,772                $(147,101)                4,449,671
 1994         4,468,055                 (176,616)                4,291,439
 1993         4,121,286                  (92,401)                4,028,885
 1992         3,957,023                  (13,848)                3,943,175


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of federal securities law. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements. This discussion should be read in conjunction with the Balance Sheets, Statements of Operations and Statements of Cash Flows included in Item 14 of this Annual Report.

Results of Operations

Revenues. The Company's revenues come from two primary sources - apartment rental income and restaurant rental income. Revenues in 1996 were $14.5 million, an increase of 6 percent over 1995, primarily attributable to the impact of the acquisition of Paces Village Apartments in April 1996. (Paces Village generated apartment rental income of $1.0 million in eight months of 1996.) Revenues in 1995 were $13.7 million, an increase of 48 percent over 1994, again primarily attributable to the impact of 1994 apartment acquisitions and continued improvements in apartment operations. Apartment rental income accounted for 67 percent of total revenues in 1996 compared to 62 percent and 42 percent in 1995 and 1994, respectively, indicative of the Company's focus on growth and improvement in apartment operations. Increases in income attributable to apartment operations were offset somewhat by declines in restaurant rental income in 1996 and 1995 and the creation of a property management subsidiary in May 1995.

Income from Company-owned apartments increased 16 percent in 1996 compared to 1995. While these increases are primarily attributable to the acquisition of Paces Village in April 1996, apartment operations reflect continued improvement. Income from apartments owned for the full year in both 1996 and 1995 increased by 3 percent in 1996, reflecting a 1 percent decline in average occupancy at these apartments which was more than offset by a 4 percent increase in average rental revenue per occupied unit. Average economic occupancy for the four properties owned for the full year in both 1996 and 1995 was 94 percent for 1996 and 95 percent for 1995; average rental revenue per occupied unit was $684 in 1996 and $657 in 1995. From its acquisition in April 1996 through year end, Paces Village had average economic occupancy of 93 percent and average revenue per occupied unit of $693.

The 118 percent increase in apartment rental income in 1995 compared to 1994 is primarily attributable to the impact of acquisitions of three apartment properties (Harris Hill, Latitudes and Oakbrook) during 1994. (See discussion of apartment properties included in Item 2 of this Annual Report.)

The Company owns apartment properties in Charlotte, North Carolina; Greensboro, North Carolina; and Virginia Beach, Virginia. The Company's apartments are priced in the moderate to moderately high range for apartments available within these markets. Despite a substantial amount of new construction, especially in Charlotte and Greensboro, these markets have remained relatively strong. This strength is primarily attributable to demand for apartments created by continued population and job growth. The Company has experienced a nominal reduction in its average economic occupancy, but average monthly rent has continued to rise at a moderate rate. While the Company expects some continued weakness in its markets through 1997, management does not expect this will have a material adverse effect on the Company's operations.

Increases in apartment rental income in 1996 and 1995 were partially offset by declines in restaurant rental income in those same periods. In 1996 restaurant rental income declined by 3 percent compared to 1995. Related restaurant food sales declined by 4 percent in the same period. All stores were open throughout 1996 and 1995. The difference in restaurant rental revenue and related sales is the result of the minimum rent provision of the restaurant lease. Under the lease, as modified in December 1995, restaurant rental is the greater of minimum rent ($4.5 million per year) or 9.875 percent of food sales. For 1996 the rental was the $4.5 million minimum rent.

Restaurant sales and related rental income have been in decline since 1992, attributed to an increasingly competitive environment in the fast food industry marked by widespread price discounting and the lack of a strong hamburger product on the Hardee's menu. Severe weather in January 1996 also contributed to the decline. Boddie-Noell Enterprises, Inc. ("Enterprises"), the restaurant operator, and Hardee's Food Systems, the restaurant franchisor, are taking aggressive steps to improve restaurant sales. This includes a new advertising campaign, the introduction of several new food items and a return to the charbroil cooking method. There are signs that these actions are beginning to take effect. During 1996 the quarterly sales comparisons to the same periods in 1995 were: first quarter - down 9.4 percent; second quarter - down 7.5 percent; third quarter - down 0.8 percent; and fourth quarter - down 0.4 percent.

In 1995 restaurant rental income declined by 8 percent compared to 1994. "Same-store" restaurant sales for locations open for the full periods in both years declined by 9 percent for the year. The difference in trends for rental income and "same-store" sales can be attributed to 1994 closings for scheduled remodeling (all stores were open throughout 1995). Effective December 22, 1995, the Company and Enterprises entered into a modified and restated master lease which increased the required minimum rent from $3.46 million per year to $4.5 million per year and extended the primary term from May 2002 to December 2007. The percentage rent remained set at 9.875 percent of gross food sales.

Also offsetting the increase in apartment rental income was the elimination of property management fee income in 1996, reflecting the formation of BNP Management, Inc. ("Management Company") in May 1995. (The Company accounts for its investment in the Management Company using the equity method of accounting, and 95 percent of the net income of the Management Company flows through to the Company's financial statements as a single line item.) Throughout 1996 all third-party management activities were conducted by the Management Company, which currently provides property management services for nine apartment properties and two shopping centers. Equity in the income of this subsidiary totaled approximately $149,000 for 1996 and $48,000 for 1995. Management fee income earned prior to the formation of the Management Company totaled $515,000 in eight months of 1995 and $276,000 in three months of 1994. Management does not expect the formation or operation of the Management Company to have a significant effect on the financial position, operating results, or cash flows of the Company.

Expenses. Increases in expenses generally reflect the impact of apartment acquisitions in 1996 and 1994 along with acquisition of management operations in 1994. Total expenses in 1996 were $12.8 million, an increase of 6 percent over 1995, primarily attributable to the impact of the acquisition of Paces Village Apartments in April

1996. Total expenses in 1995 were $12.1 million, an increase of 74 percent over 1994, reflecting a full year's operations of four apartment communities (of which three were acquired in 1994) and administrative functions.

Increases in depreciation and amortization over the three-year period are directly attributable to the impact of acquisitions of apartment properties in 1996 and 1994 and an intangible asset recorded in conjunction with acquisition of management operations in October 1994. Restaurant rental property ($43.2 million) and related depreciation charges ($778,000 per year) were unchanged throughout the three-year period, while apartment rental property grew from $14.4 million at the end of 1993 to $66.6 million by the end of 1996, with related depreciation increasing from approximately $637,000 in 1994 to approximately $1,662,000 in 1996. Amortization of the intangible related to management operations totaled $315,000 in 1996 and $258,000 in 1995. The balance of amortization expense relates to loan costs.

Operating expenses were generally in line with management's expectations. Apartment operations expense totaled 30.4 percent, 29.3 percent, and 28.3 percent of apartment rental income in 1996, 1995 and 1994, respectively. Increases in apartment operating expenses are primarily attributable to increased costs associated with attracting and retaining residents in a softening apartment market as well as an increased emphasis on preventative maintenance. Operating expenses relating to restaurant properties are insignificant because of the restaurant properties' triple net lease arrangement.

The 30 percent decrease in administrative expense in 1996 compared to 1995 reflects the impact of transfer of third-party property management operations to the Management Company in 1995. These costs declined in the last half of 1995 ($538,000 during the last six months compared to $748,000 during the first six months). The 106 percent increase in administrative expense in 1995 compared to 1994 reflects the impact of assumption of management activities in October 1994.

Through third quarter of 1994, the Company paid property management fees (5 percent of rental revenues collected) to BTVC for management of its apartment properties and advisory fees (4.65 percent of net cash available for distribution as defined by the advisory agreement) to an affiliate of Enterprises. With the acquisition of BTVC, the Company terminated its advisory contract and became self-advised and self-managed, thereby eliminating future property management and advisory fees.

Increases in interest expense are primarily attributable to increases in outstanding indebtedness incurred in connection with acquisitions of Paces Village in 1996 ($10.7 million) and BTVC's management operations, Oakbrook, Latitudes, and Harris Hill in 1994 ($40.0 million). During fourth quarter of 1994 and second quarter of 1995 the Company refinanced all variable rate debt related to apartment properties to fixed rate loans, and in December 1995 the Company refinanced its variable rate credit facility to a fixed rate loan. With the exception of approximately $10.0 million in debt related to the 1996 Paces Village acquisition, all notes payable secured by rental properties are at fixed rates. (See further discussion below included in discussion of Liquidity and Capital Resources.)

During  the  fourth  quarters  of 1995 and 1994 the  Company  recorded  non-cash write-offs of $321,000 and $377,000, respectively, related to deferred acquisition costs. Significantly all of these costs arose in 1992 and 1993 in conjunction with the "roll-up" transaction the Company began in 1993 and ultimately abandoned in December 1995.

Liquidity and Capital Resources

Capitalization. Prior to acquiring its first apartment community, the Company's capital requirements were minimal, as all capital expenses related to the restaurants were borne by Enterprises under the terms of the master lease. In order to acquire Paces Commons, Oakbrook, BTVC, Latitudes, Harris Hill and Paces Village, the Company incurred additional debt and issued additional common stock. The additional debt consists of first and second mortgages, secured by the acquired apartment communities, and draws against the Company's credit lines. As the Company continues to acquire apartment properties, it is likely that the Company will incur additional long-term debt and seek additional equity capital.

From its inception in 1987 through September 1994 the Company had 2,850,000 shares of common stock outstanding. On October 1, 1994, an additional 140,990 shares were issued in conjunction with the acquisition of BTVC. During 1995 and 1996 the Company issued a total of 64,450 shares of common stock to the former BTVC shareholders in conjunction with an earn-out provision of that acquisition agreement. Under the terms of the acquisition agreement, the former BTVC shareholders are due additional consideration totaling 27,950 shares of common stock valued at $356,000 as of December 31, 1996. Assuming the full contingent purchase price is earned and paid in common stock, it is anticipated that the Company would issue approximately 62,000 additional shares of common stock in conjunction with the acquisition (including shares earned, but not issued, at December 31, 1996).

In July 1996 the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") was amended to allow the Company, at its option, to issue shares directly to Plan participants. As amended, the Plan provides for optional additional investment by participants of $25 to $10,000 (previously $3,000) per quarter. During 1996 the Company issued 19,207 shares through the DRIP Plan, including 11,151 shares for reinvested dividends and 8,056 shares for optional additional investment.

Consistent with management's plan to reduce the Company's exposure to variable rate debt, during fourth quarter of 1994 and second quarter of 1995 the Company refinanced $37.6 million in variable rate debt related to apartment properties to fixed rate loans with maturities ranging from 2000 through 2020. In December 1995 the Company established a credit line with SouthTrust Bank of Alabama in the amount of $25.5 million at a fixed rate of 8.0 percent for a term of three years. The Company used an initial draw of $23.25 million to retire its existing short-term variable rate credit facility. During 1996 the Company financed the purchase of Paces Village Apartments through variable rate debt totaling $10 million along with a draw of $650,000 from its existing credit facility. In addition, deeds of trust related to two apartment properties were modified to extend the terms of each note by five years. The balance of the credit line is available for general corporate purposes.

A summary of long-term debt as of December 31, 1996 and 1995 has been included in the Notes to the Financial Statements included in Item 14 of this Annual Report. At December 31, 1996, total long-term debt was $77.3 million, including $60.3 million notes payable at fixed interest rates ranging from 7.86 percent to
8.55 percent, and $17.0 million at variable rates. The weighted average interest rate on debt outstanding was 8.0 percent at December 31, 1996, compared to 8.1 percent at December 31, 1995. A 1 percent increase in variable interest rates would impact the Company by increasing interest expense by approximately $164,000 on an annual basis; conversely, a 1 percent decrease in variable interest rates would impact the Company by decreasing interest expense by approximately $170,000 on an annual basis.

Cash Flow and Liquidity Requirements. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." In 1995 NAREIT issued additional guidance for interpretation of this definition which provides that only depreciation and amortization of real estate assets should be added back to net income in calculating FFO. At December 31, 1995, the Company adopted this interpretation and restated FFO amounts previously reported.

Management considers FFO to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP"), and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

A reconciliation of net income to FFO is as follows (all amounts in thousands):

                                                                   1996            1995           1994
                                                               -------------- --------------- --------------
Net income                                                        $    1,716      $    1,628     $    2,301
Depreciation                                                           2,440           2,204          1,415
Amortization of management intangible                                    315             258             56
Write-off of deferred costs                                                -             359            519
                                                               -------------- --------------- --------------
Funds from operations                                             $    4,472      $    4,450     $    4,291
                                                               ============== =============== ==============


Funds available for distribution ("FAD") is defined by the Company as FFO plus non-cash expense for amortization of loan costs, less payments for scheduled amortization of debt principal and recurring capital expenditures.

A reconciliation of FFO to FAD, along with summary cash flow information, is as follows (all amounts in thousands):

                                                                   1996            1995           1994
                                                               -------------- --------------- --------------
Funds from operations                                             $    4,472      $    4,450     $    4,291
Amortization of loan costs                                               219             147            177
Scheduled debt principal payments                                       (460)           (397)          (167)
Recurring capital expenditures                                          (396)           (239)           (49)
                                                               -------------- --------------- --------------
Funds available for distribution                                  $    3,835      $    3,961     $    4,253
                                                               ============== =============== ==============

Net cash provided by (used in):
   Operating activities                                           $    4,800      $    4,476     $    4,496
   Investing activities                                              (11,020)           (832)       (18,729)
   Financing activities                                                6,361          (3,895)        15,063

Dividends and distributions paid to shareholders                  $    3,751      $    3,729     $    3,578

Nonrecurring capital expenditures:
   Acquisition improvements and replacements                      $      143      $      285     $      113
   Other apartment property improvements                                  22               2              -

As discussed above, the addition of apartment properties and improvement in apartment operations have offset the decline in restaurant rental income, producing increases in FFO of 0.5 percent in 1996 and 3.7 percent in 1995. Net income for 1996 increased by 5.4 percent compared to 1995. This increase is attributable to the fact that during 1995 the Company recorded write-offs totaling $359,000--otherwise, net income for 1996 compared to 1995 would have declined and reflected the effect of depreciation and amortization of assets related to apartment property acquisitions. As expected, net income declined 29.3 percent in 1995 compared to 1994, reflecting the effect of non-cash charges for depreciation and amortization of assets related to apartment property acquisitions in 1993 and 1994. As seen in the past, future additions to the apartment properties portfolio would likely result in a decline in net income due to significant non-cash charges for depreciation and amortization; however, management anticipates that such additions would generate favorable increases in FFO.

The Company capitalizes those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. In 1996 and 1995 the Company capitalized all carpet and vinyl replacements (including $29,000 in 1996 and $120,000 in 1995 included in acquisition improvements and replacements). In 1994 apartment carpet and vinyl replacements were generally expensed as incurred ($23,000 expensed in 1994), except when those replacements were made in conjunction with a plan of acquisition ($91,000 in 1994 included in acquisition improvements and replacements). Additions to apartment properties were generally funded from cash provided by operating activities.

In 1996 the Company applied $10.7 million proceeds of new debt to the acquisition of Paces Village Apartments and related loan costs totaling $10.8 million. In 1994 the Company applied $18.6 million net proceeds of financing transactions to $19.2 million in acquisition activities and related loan costs.

Dividends paid per share remained stable at $1.24 in 1996, 1995 and 1994, while weighted average number of common shares outstanding increased by 142,000, or
4.9 percent, over the three-year period. The Company's dividend payout ratio (the ratio of dividends paid to FFO on a per share basis) was 83.8 percent in 1996 and 1995, and 83.2 percent in 1994. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 95 percent of their ordinary taxable income as dividends. The Company intends to pay dividends quarterly, expects that these dividends will substantially exceed the 95 percent taxable income test, and anticipates that all dividends will be paid from current FFO.

A summary of scheduled principal payments on long-term debt is included in the Notes to the Financial Statements included in Item 14 of this Annual Report. Significant scheduled balloon payments include maturities of the Company's credit line in December, 1998 ($23.9 million outstanding at December 31, 1996); two loans payable to affiliates in May, 1999 ($7.1 million); and the note payable secured by a deed of trust for Latitudes Apartments in January, 2000 (balloon of approximately $12.5 million).

The Company continues to produce sufficient cash flow to fund its regular dividend and has positioned itself for future growth. The Company generally expects to meet its short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. Management believes that net cash provided by operations is, and will continue to be, adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short- and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured long-term debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Approximately 31 percent of the Company's 1996 revenue was derived from Enterprises' payment of rent for the use of the Company's restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. As a result, the financial well being of the Company is, to a large extent, dependent on Enterprises' ability to meet its obligations under the terms of the master lease. The ability of Enterprises to satisfy the requirements of the master lease depends on its liquidity and capital resources. Historically, Enterprises has been able to meet its liquidity needs through cash flow generated from operations and through reliance on its credit facility.

Enterprises' principal line of business is the operation of approximately 360 Hardee's restaurants, 47 of which are owned by the Company. The continued decline in its restaurant sales (see "Revenues" above) has had a material negative impact on Enterprises' operating cash flow. Management has had extensive discussions with management of Enterprises and has reviewed Enterprises' unaudited financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections, and believes that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease and credit facility as well as its general corporate operating needs.

The table below sets forth certain information with respect to the liquidity and capital resources of Enterprises. The information is derived from Enterprises' unaudited financial statements for the fiscal year ended December 31, 1996, available as of March 14, 1997. Enterprises is an S Corporation for federal and state income tax purposes; therefore, its cash flow generated from operations does not include a deduction for corporate income tax payments.

    Current assets                                             $  10,298,000
    Total assets                                                 269,482,000
    Current liabilities                                           39,644,000
    Total debt, including current portion of $11,401,000         117,115,000
    Shareholders' equity                                          87,657,000
    Net cash provided by operating activities                     11,585,000

Inflation. Management does not believe that inflation poses a material risk to the Company. The leases at the Company's apartment properties are short-term in nature, generally for terms of one year or less, with none longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

Environmental matters. Phase I environmental studies performed on the Company's apartment properties did not identify any problems that management believes would have a material adverse effect on the Company's results of operations, liquidity or capital resources. Environmental transaction screens obtained for each of the restaurant properties in 1995 did not indicate existence of any environmental problems that warranted further investigation. Enterprises has indemnified the Company for environmental problems associated with the restaurant properties under its master lease with the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14(a) and filed as part of this Annual Report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 21, 1997, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
Financial Statements and Notes:
   Reports of Independent Auditors                                                                22
   Balance Sheets as of December 31, 1996 and 1995                                                24
   Statements of Operations for the Years Ended December 31, 1996, 1995, and 1994                 25
   Statements of Shareholders' Equity for the Years Ended                                         26
      December 31, 1996, 1995, and 1994
   Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994                 27
   Notes to Financial Statements                                                                  28
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                                        38


The financial statements and schedule are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

  Exhibit
    No.

    2* Agreement and Plan of Merger between BT Venture Corporation and Boddie-Noell Restaurant Properties, Inc. (filed as Exhibit (2)-2 to Boddie-Noell Properties, Inc. Current Report on Form 8-K dated October 1, 1994, and incorporated herein by reference)
    3.1* Articles of Incorporation (filed as Exhibit 3(a) to Registration Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
    3.2* By-Laws (filed as Exhibit 3.2 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1995, and Incorporated herein by reference)
   10.1* Amended and Restated Master Lease Agreement dated December 21, 1995, between Boddie-Noell Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit 10.1 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference)
   10.2* Loan Agreement dated December 27, 1995, between Boddie-Noell Properties, Inc. and SouthTrust Bank of Alabama, N.A. (filed as
             Exhibit 10.2 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference)
   10.3*     Acquisition   Agreement  by  and  among   Boddie-Noell   Restaurant
             Properties, Inc., BT Venture Corporation and Related Entities dated June 7, 1994 (filed as an exhibit in Schedule 14A of Proxy
             Statement  dated  June  15,  1994,  and   incorporated   herein  by
             reference)
   10.4* Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and Incentive Plan effective

             August 4, 1994 (filed as an exhibit in
             Schedule 14A of Proxy Statement dated June 15, 1994 and
             incorporated herein by reference)
   10.5*     Form and  description of Incentive  Stock Option  Agreements  dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.8 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994 and incorporated herein by reference)
   10.6*     Form and description of Nonqualified  Stock Option Agreements dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.9 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994 and incorporated herein by reference)
   10.7*     Form and description of Employment Agreements dated October 1, 1994 between the Company and certain officers (filed as Exhibit 10.10 to
             Boddie-Noell  Properties,  Inc.  Annual  Report on Form 10-K  dated
             December 31, 1994 and incorporated herein by reference)
   21        Subsidiaries of the Registrant
   23.1      Consent of Ernst & Young LLP
   23.2      Consent of Arthur Andersen LLP
   27        Financial Data Schedule (electronic filing)


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

                                                   BODDIE-NOELL PROPERTIES, INC.


Date:  March 26, 1997                              /s/ Philip S. Payne
                                                   Philip S. Payne
                                                   Executive Vice President
                                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                             Date:


/s/ D. Scott Wilkerson         President and                      March 26, 1997
D. Scott Wilkerson             Chief Executive Officer


/s/ Philip S. Payne            Executive Vice President and       March 26, 1997
Philip S. Payne                Chief Financial Officer


/s/ Pamela B. Novak            Vice President and Controller      March 26, 1997
Pamela B. Novak                (Chief Accounting Officer)


/s/ B. Mayo Boddie             Chairman of the Board              March 26, 1997
B. Mayo Boddie


/s/ Nicholas B. Boddie         Vice Chairman of the Board and     March 26, 1997
Nicholas B. Boddie             Director


/s/ Donald R. Pesta, Jr.       Director                           March 26, 1997
Donald R. Pesta, Jr.


/s/ William H. Stanley         Director                           March 26, 1997
William H. Stanley


/s/ Richard A. Urquhart, Jr.   Director                           March 26, 1997
Richard A. Urquhart, Jr.

                         Report of Independent Auditors



To the Shareholders of
Boddie-Noell Properties, Inc.


We have audited the accompanying balance sheet of Boddie-Noell Properties, Inc. (a Delaware corporation) as of December 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boddie-Noell Properties, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ Ernst & Young LLP

                                               Ernst & Young LLP

Charlotte, North Carolina
January 9, 1997

Report of Independent Public Accountants



To the Shareholders of
Boddie-Noell Properties, Inc.:

We have audited the accompanying balance sheet of Boddie-Noell Properties, Inc. (a Delaware corporation) as of December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boddie-Noell Properties, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


                                                    /s/ Arthur Andersen LLP

                                                   Arthur Andersen LLP

Charlotte, North Carolina
   January 31, 1996.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Balance Sheets

                                                                                            December 31
                                                                                      1996               1995
                                                                               ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                           $  66,610,048       $  55,315,686
   Restaurant properties                                                             43,205,075          43,205,075
                                                                               ------------------- ------------------
                                                                                    109,815,123          98,520,761
   Less accumulated depreciation                                                    (11,461,365)         (9,020,948)
                                                                               ------------------- ------------------
                                                                                     98,353,758          89,499,813
Cash and cash equivalents                                                               842,604             700,863
Rent and other receivables                                                               12,695             244,817
Prepaid expenses and other assets                                                       392,302             293,549
Investment in and advances to Management Company                                        261,598             326,767
Other assets, net of applicable amortization:
   Intangible related to acquisition of management operations                         2,744,912           2,560,254
   Deferred financing costs                                                             828,113             725,713
                                                                               ------------------- ------------------
Total assets                                                                      $ 103,435,982       $  94,351,776
                                                                               =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                  $  70,295,957       $  60,105,485
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                    15,549             129,908
Accrued interest on mortgage and other notes payable                                    335,871             269,373
Accrued interest on notes payable to affiliates                                         125,518             132,231
Additional consideration due to former BTVC shareholders                                355,570             283,334
Escrowed security deposits and deferred revenue                                         348,779             175,207
                                                                               ------------------- ------------------
                                                                                     78,533,544          68,151,838
Shareholders' equity:
Common stock,  $.01 par value,  10,000,000 shares  authorized,  3,074,647 shares issued and outstanding at December 31, 1996,
   3,016,740 shares issued and outstanding at December 31, 1995                          30,746              30,167
Additional paid-in capital                                                           34,522,816          33,785,335
Dividend distributions in excess of net income                                       (9,651,124)         (7,615,564)
                                                                               ------------------- ------------------
Total shareholders' equity                                                           24,902,438          26,199,938
                                                                               ------------------- ------------------
Total liabilities and shareholders' equity                                        $ 103,435,982       $  94,351,776
                                                                               =================== ==================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Statements of Operations

                                                                               Years ended December 31
                                                                       1996             1995              1994
                                                                 ----------------- ---------------- -----------------
Revenues
Apartment rental income                                             $  9,790,713      $  8,476,268     $  3,889,277
Restaurant rental income                                               4,500,000         4,649,250        5,046,837
Management fees                                                                -           514,872          276,157
Equity in income of Management Company                                   149,298            48,063                -
Interest and other income                                                 67,813            37,185           45,975
                                                                 ----------------- ---------------- -----------------
                                                                      14,507,824        13,725,638        9,258,246

Expenses
Depreciation                                                           2,440,417         2,204,199        1,414,800
Amortization                                                             534,663           405,182          232,856
Apartment operations                                                   2,976,876         2,480,920        1,101,370
Administrative                                                           894,360         1,285,509          622,605
Property management and advisory fees                                          -                 -          264,322
Interest on notes payable to affiliates                                  499,676           540,572          139,973
Interest - other                                                       5,446,017         4,821,865        2,661,921
Write-off of deferred loan costs upon refinancing                              -            37,723          141,582
Write-off of deferred acquisition costs                                        -           321,400          376,898
                                                                 ----------------- ---------------- -----------------
                                                                      12,792,009        12,097,370        6,956,327
                                                                 ----------------- ---------------- -----------------
Net income                                                          $  1,715,815      $  1,628,268     $  2,301,919
                                                                 ================= ================ =================

Per share data:
   Net income                                                              $0.57             $0.54            $0.80
                                                                 ================= ================ =================
   Dividends declared                                                      $1.24             $1.24            $1.24
                                                                 ================= ================ =================
   Weighted average shares outstanding                                 3,026,901         3,005,809        2,885,248
                                                                 ================= ================ =================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Statements of Shareholders' Equity

                                                                                        Dividend
                                                                      Additional     distributions
                                             Common Stock               paid-in       in excess of
                                        Shares         Amount           capital        net income         Total
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1993             2,850,000       $28,500      $31,462,322      $(4,238,826)    $27,251,996
Common stock issued                        140,990         1,410        1,990,289                -       1,991,699
Dividends paid                                   -             -                -       (3,577,705)     (3,577,705)
Net income                                       -             -                -        2,301,919       2,301,919
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1994             2,990,990        29,910       33,452,611       (5,514,612)     27,967,909
Common stock issued                         25,750           257          332,724                -         332,981
Dividends paid                                   -             -                -       (3,729,220)     (3,729,220)
Net income                                       -             -                -        1,628,268       1,628,268
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1995             3,016,740        30,167       33,785,335       (7,615,564)     26,199,938
Common stock issued                         57,907           579          737,481                -         738,060
Dividends paid                                   -             -                -       (3,751,375)     (3,751,375)
Net income                                       -             -                -        1,715,815       1,715,815
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1996             3,074,647       $30,746      $34,522,816      $(9,651,124)    $24,902,438
                                     ============= ================ ================ =============== ================

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Cash Flows

                                                                                Years ended December 31
                                                                        1996             1995              1994
                                                                   ---------------- ---------------- -----------------
Operating activities
Net income                                                         $   1,715,815      $   1,628,268    $   2,301,919
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Equity in income of Management Company                               (149,298)           (48,063)               -
   Depreciation and amortization                                       2,975,080          2,609,381        1,647,656
   Write-off of deferred costs                                                 -            359,123          518,480
   Changes in operating assets and liabilities:
      Rent and other receivables                                         232,122            248,489          (78,046)
      Prepaid expenses and other assets                                  (58,783)           (66,088)          (5,584)
      Accounts payable and accrued expenses                              (54,574)          (204,726)         150,443
      Security deposits and deferred revenue                             139,941            (50,656)         (38,407)
                                                                   ---------------- ---------------- -----------------
Net cash provided by operating activities                              4,800,303          4,475,728        4,496,461

Investing activities
Acquisitions of apartment properties                                 (10,666,580)                 -      (18,055,659)
Acquisition of BT Venture Corp., net of cash payment                           -                  -          164,838
Additions to apartment properties                                       (561,114)          (525,516)        (161,294)
Payment of deferred acquisition costs                                          -           (156,401)        (677,006)
Investment in Management Company                                            (165)                 -                -
Dividends received from Management Company                               158,293                  -                -
Repayment from (advances to) Management Company                           50,000           (150,000)               -
                                                                   ---------------- ---------------- -----------------
Net cash used in investing activities                                (11,019,566)          (831,917)     (18,729,121)

Financing activities
Proceeds from common stock issued through
   dividend reinvestment plan                                            243,628                  -                -
Payment of dividends                                                  (3,751,375)        (3,729,220)      (3,577,705)
Proceeds from notes payable                                           10,650,000         33,925,000       53,600,000
Principal payments on notes payable                                     (459,528)       (33,646,771)     (34,449,203)
Payment of deferred financing costs                                     (321,721)          (444,320)        (509,599)
                                                                   ---------------- ---------------- -----------------
Net cash provided by (used in) financing activities                    6,361,004         (3,895,311)      15,063,493
                                                                   ---------------- ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                     141,741           (251,500)         830,833
Cash and cash equivalents at beginning of year                           700,863            952,363          121,530
                                                                   ---------------- ---------------- -----------------

Cash and cash equivalents at end of year                           $     842,604      $     700,863    $     952,363
                                                                   ================ ================ =================

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements
December 31, 1996


Note 1.  Organization  and  Summary  of  Significant  Accounting  and  Reporting
Policies

Organization  and  History.   Boddie-Noell  Restaurant  Properties,   Inc.  (the
"Company") was incorporated on April 1, 1987. On October 1, 1994, the Company changed its name to Boddie-Noell Properties, Inc.

In April 1987, the Company acquired 47 existing Hardee's restaurant properties located in Virginia and North Carolina, operated by Boddie-Noell Enterprises, Inc. ("Enterprises") under franchise agreements with Hardee's Food Systems, Inc. Simultaneously with their purchase, the properties were leased to Enterprises under a master lease agreement.

In June 1993 the Company acquired Paces Commons Apartments, a 336-unit apartment property in Charlotte, North Carolina. In June 1994 the Company acquired Oakbrook Apartments, a 162-unit apartment property in Charlotte, North Carolina. Effective October 1, 1994, the Company acquired by merger BT Venture Corporation ("BTVC"), an integrated real estate management, development and acquisition company and owner of the Latitudes Apartments, a 448-unit apartment property in Virginia Beach, Virginia. As of October 1, 1994, the Company succeeded to BTVC's third-party management business, terminated its advisory agreement with BNE Advisory Group, Inc., and began operations as a self-administered and self-managed real estate investment trust. In December 1994 the Company acquired Harris Hill Apartments, a 184-unit apartment property in Charlotte, North Carolina. In June 1996 the Company acquired Paces Village Apartments, a 198-unit apartment property in Greensboro, North Carolina.

In May 1995 the Company formed BNP Management, Inc. (the "Management Company"). The Company has a 1 percent voting interest and 95 percent economic interest. This investment is recorded using the equity method of accounting.

Capital Stock. In June 1995 the Company's shareholders approved amendments to the Company's bylaws and certificate of incorporation to allow the Board of Directors to authorize the issuance of up to an additional 90,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, issuable in series the characteristics of which would be set by the Board of Directors. As of December 31, 1996, no such shares have been authorized or issued.

As of December 31, 1996, approximately 655,000 authorized shares of Common Stock are reserved for future issuance under the Company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for contingent purchase price payments related to the acquisition of BTVC.

Real Estate  Investments.  Apartment  properties  are carried at cost.  Ordinary repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for carpet, vinyl, and wallpaper replacements. Restaurant properties, which include only real property, are carried at cost. Cost of repairs and maintenance and capital improvements are borne by Enterprises. Depreciation of the buildings is computed using the straight-line method over the estimated useful lives (40 years) of the respective properties.

Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs. The intangible asset related to the acquisition of management operations acquired by merger is amortized using the straight-line method over a period of ten years. Accumulated amortization on this asset totaled $630,000 and $314,000 at December 31, 1996 and 1995, respectively.

Deferred acquisition costs represent costs incurred in connection with the proposed acquisition of properties and the associated offering costs. Such costs are deferred until the acquisition is consummated. Upon completion of the acquisition, the costs will be capitalized to the underlying assets and/or charged to shareholders' equity.
When an acquisition is deemed not probable, the costs are charged to expense.

Financing costs are deferred and amortized using the straight-line method over the terms of the related notes. Accumulated amortization on these assets totaled $280,000 and $61,000 at December 31, 1996 and 1995, respectively.

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

Net Income Per Share. Net income per share is calculated based on the weighted average number of shares outstanding during each year. The potential dilutive effect of stock options in the computation of earnings per share is not material.

Fair Values of Financial Instruments. The following methods and assumptions are used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Notes payable: The fair value of the Company's fixed rate mortgage notes and variable rate notes payable is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates. The carrying amounts of the Company's borrowings under notes payable approximate fair value.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Depreciation amounts included in these financial statements reflect management's estimate of the life and related depreciation rates for rental properties. In addition, the carrying amount of the intangible asset related to acquisition of management operations reflects management's evaluation of the continuing value and useful life of this asset. Actual results could differ from these estimates.

Reclassifications. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                                               1996              1995
                                                                         ----------------- -----------------
Apartment properties
   Land                                                                    $  7,892,291      $  6,642,291
   Buildings and land improvements                                           56,152,512        46,517,150
   Fixtures, equipment and other personal property                            2,565,245         2,156,245
   less accumulated depreciation                                             (3,904,353)       (2,242,344)
                                                                         ----------------- -----------------
                                                                             62,705,695        53,073,342
Restaurant properties
   Land                                                                      12,068,737        12,068,737
   Buildings and land improvements                                           31,136,338        31,136,338
   less accumulated depreciation                                             (7,557,012)       (6,778,604)
                                                                         ----------------- -----------------
                                                                             35,648,063        36,426,471
                                                                         ----------------- -----------------
                                                                           $ 98,353,758      $ 89,499,813
                                                                         ================= =================

The Company's policy is to capitalize those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Capitalized apartment property additions, replacements and improvements are summarized as follows:

                                                             1996              1995              1994
                                                       ----------------- ----------------- ---------------
Property acquisitions through purchase                   $10,666,580       $        -       $18,243,374
Property acquisitions through merger                               -                -        21,950,000
Allocation of additional consideration for property
   acquisitions through merger                                66,668           66,668            16,667
Capitalized carpet, vinyl and wallpaper                      201,776          210,430            91,434
Other property additions and improvements                    359,338          315,085            53,193
                                                       ----------------- ----------------- ---------------
                                                         $11,294,362       $  592,183       $40,354,668
                                                       ================= ================= ===============


Note 3.  Investment in and Advances to Management Company

In May 1995 the Management Company was formed to provide management services to non-Company owned properties. The Company contributed approximately $119,000, primarily in office equipment, to the formation of the Management Company, and transferred the rights to certain third-party property leasing and management contracts to the Management Company for a 1 percent voting interest and 95 percent economic interest. The remaining interest in the Management Company is held by certain officers of the Company. Because the Company exercises significant influence over, but does not control the financial and operating policies of, the Management Company, the investment and related income are reflected in the accompanying financial statements using the equity method. At December 31, 1996, the Management Company provides leasing and property management services to nine apartment properties and two shopping centers owned by limited partnerships of which Boddie Investment Company ("BIC") is the general partner.

During 1995 the Company advanced a total of $150,000 to the Management Company, of which $50,000 was repaid in 1996. These advances accrue interest at 12 percent. Interest on these advances totaled $16,900 and $9,700 in 1996 and 1995, respectively.

Summary financial  information of the Management  Company at December 31 and for
the  twelve  months  and  eight  months  ended   December  31,  1996  and  1995,
respectively, is as follows:


                                                                               1996              1995
                                                                         ----------------- -----------------
Current assets                                                                $181,583          $221,758
Property and equipment, net                                                     98,139           122,430
Other assets                                                                     5,432             7,028
                                                                         ----------------- -----------------
Total assets                                                                  $285,154          $351,216
                                                                         ================= =================

Current liabilities                                                           $ 13,168          $ 21,919
Advances and accrued interest due to the Company                               103,397           159,736
Shareholders' equity                                                           168,589           169,561
                                                                         ----------------- -----------------
Total liabilities and shareholders' equity                                    $285,154          $351,216
                                                                         ================= =================

Revenues                                                                      $862,368          $327,488
Operating expenses                                                            (588,815)         (254,659)
Interest                                                                       (16,897)           (9,736)
                                                                         ----------------- -----------------
Net income before income taxes                                                 256,656            63,093
Provision for income taxes                                                     (99,500)          (12,500)
                                                                         ----------------- -----------------
Net income                                                                    $157,156          $ 50,593
                                                                         ================= =================


Note 4.  Notes Payable

Notes payable consist of the following:

                                                                                                   1996              1995
                                                                                           ----------------- -----------------
Note payable to a bank in the  principal sum of up to  $25,500,000  due December
1998,  interest  on the  outstanding  principal  balance  payable  monthly at an effective rate of 8.11%,  secured by deeds of trust on 47 restaurant  properties and  assignment of rents under the Amended and Restated  Master Lease  Agreement for those  restaurants.  The  principal  balance of the loan may be prepaid,  in whole or part, subject to
certain restrictions and penalties.                                                            $23,900,000       $23,250,000

Fixed  rate  notes  payable   comprised  of  four  loans,   payable  in  monthly
installments totaling approximately $287,000 including principal and interest at rates  ranging  from  7.86%  to  8.55%,  with  maturities  in 2000  (balloon  of approximately $12,500,000) through 2025. The notes are secured by deeds of trust and assignments of rents of four apartment
properties.                                                                                     36,441,534        36,855,485

Variable rate notes payable  comprised of two loans  ($8,600,000 and $1,400,000, respectively),  payable  in  monthly  installments  of  $6,511  applied  to  the principal balance of the $8,600,000 loan and interest at 30-day LIBOR plus 1.75%
and 2.25% (7.3% and 7.8% at December 31, 1996), respectively, with maturities in
2002 and  1999,  respectively.  The  notes  are  secured  by deeds of trust  and assignment of rents of
three apartment properties.                                                                      9,954,423                 -


Variable rate notes  payable to affiliates  comprised of two loans due May 1999, interest at the lower of 30-day  LIBOR plus 1.5% (7.1% at December  31, 1996) or
8%, payable quarterly. Liability for these
notes was assumed at the acquisition of BTVC.                                                    7,056,300         7,056,300
                                                                                               -----------       -----------
                                                                                               $77,352,257       $67,161,785
                                                                                               ===========       ===========


As of December 31, 1996, scheduled principal payments are approximately as follows: 1997 - $495,000; 1998 - $24,431,000; 1999 - $9,026,000; 2000 -
$12,858,000; 2001 - $389,000; thereafter - $30,153,000.

The loan agreement related to the $25,500,000 note payable to a bank includes covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth.

During 1996 the Company financed the purchase of Paces Village Apartments through first and second deed of trust loans totaling $10,000,000 along with a draw of $650,000 from the Company's existing credit facility. In addition, deeds of trust related to Paces Commons Apartments and Oakbrook Apartments were modified to extend the terms of each note by five years. In conjunction with these transactions the Company paid and recorded $139,000 in deferred loan costs in 1996.

During December, 1995, the Company applied $29,425,000 proceeds from fixed rate loans to retire a fixed rate mortgage note and pay off variable rate notes payable and a variable rate revolving line of credit totaling approximately $29,250,000. In conjunction with these refinancing transactions, unamortized loan costs of approximately $38,000 were charged to expense. In conjunction with these transactions the Company paid and recorded $183,000 and $266,000 in deferred loan costs in 1996 and 1995, respectively.

Interest payments were as follows:

                                          1996              1995              1994
                                    ----------------- ----------------- -----------------
Payments to affiliates                 $  506,389        $  530,733        $   17,581
Payments to other lenders               5,379,519         4,810,067         2,539,445
                                    ----------------- ----------------- -----------------
                                       $5,885,908        $5,340,800        $2,557,026
                                    ================= ================= =================


Note 5.  Dividend Distributions

Dividend distributions totaling $1.24 per share were paid during 1996, 1995 and 1994. The allocation between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                            1996          1995            1994
                                          ---------     --------        --------

Non-taxable return of capital               43.7%         51.8%           49.3%
Taxable ordinary dividend income            56.3%         48.2%           50.7%

A regular quarterly dividend of $.31 per share was declared by the Board of Directors on January 14, 1997, payable on February 14, 1997, to shareholders of record on January 31, 1997.

Note 6.  Rental Operations

Apartment Properties. The Company leases its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases are for terms of one year or less, with none longer than two years. Rental and other revenues are recorded as earned.

Restaurant Properties - Master Lease Agreement. In conjunction with the $25,500,000 loan agreement with a bank, in December 1995 the Company entered into an Amended and Restated Master Lease Agreement with Enterprises which extended the term of the original lease to an initial term ending in December 2007 and increased minimum annual rent to $4,500,000. Prior to amendment, the master lease required the lessee to pay minimum annual rent equal to an annualized rate of 8.0 percent of the aggregate purchase price of the properties ($3,459,433 in 1995 and 1994, respectively), and percentage rent of 9.875 percent of the quarterly aggregate net sales from restaurant operations on the properties less the aggregate minimum rent payable for such calendar quarter.

As amended, the lease requires Enterprises to pay monthly installments of minimum annual rent equal to $4,500,000 and percentage rent at 9.875 percent of quarterly aggregate net sales from restaurant operations on the properties less minimum rent paid for such calendar quarter, subject to an annual calculation of the greater of minimum or percentage rent. In 1996 the Company received approximately $122,000 of excess rental payments, which have been recorded as deferred revenue at December 31, 1996.

Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties. The lessee may extend the lease for a maximum of three five-year renewal terms. Under certain conditions as defined in the agreement, Enterprises and the Company each have the right to substitute another restaurant property for a property covered by the lease. The master lease provides that after December 31, 2007 (the beginning of the first renewal period), Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, the Company and Enterprises have entered into a separate agreement which, after December 31, 1997, allows Enterprises to purchase under specified terms up to seven restaurant properties deemed to be uneconomic.

The components of restaurant rental income were as follows:

                               1996              1995              1994
                         ----------------- ----------------- -----------------

Minimum rent                $4,500,000        $3,459,433        $3,459,433
Percentage rent                      -         1,189,817         1,587,404
                         ----------------- ----------------- -----------------
                            $4,500,000        $4,649,250        $5,046,837
                         ================= ================= =================

Future minimum rental payments to be received by the Company under the master lease agreement are $4,500,000 per year through 2007. This annual amount does not include percentage rent which may be earned in addition to minimum rent.

Approximately 31 percent of the Company's revenue in 1996 was derived from Enterprises' payment of rent for the use of the Company's restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operation of these properties. As a result, the financial well being of the Company is, to a large extent, dependent on Enterprises' ability to meet its obligations under the terms of the master lease. The ability of Enterprises to satisfy the requirements of the master lease depends on its liquidity and capital resources. Historically, Enterprises has been able to meet its liquidity needs through cash flow generated from operations and through reliance on its credit facility.

Enterprises' principal line of business is the operation of approximately 360 Hardee's restaurants, 47 of which are owned by the Company. The continued decline in its restaurant sales has had a material negative impact on Enterprises' operating cash flow. Management has reviewed Enterprises' unaudited financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections, and believes that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease and credit facility as well as its general corporate operating needs.


Note 7.  Related Party Transactions

Certain directors and officers of the Company hold similar positions with Enterprises and BNE Advisory Group, Inc. (an affiliate of Enterprises), and held similar positions with BTVC.

The Company purchased the 47 Hardee's restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43,243,000 in 1987.

The Company had an agreement through September 30, 1994, under which BNE Advisory Group, Inc. provided all administrative services and was responsible for the day-to-day operations of the Company. The agreement provided for compensation to BNE Advisory Group, Inc. at an annual fee equal to 4.65 percent of the Company's net cash available for distribution (as defined in the agreement) before the advisory fee. Advisory fee expense totaled $153,000 in 1994. Effective with the merger of BTVC on October 1, 1994, the agreement with BNE Advisory Group, Inc. was terminated.

Prior to the Company's acquisition of BTVC, the Company paid BTVC $112,000 for property management services in 1994.

Enterprises had extended to the Company an unsecured revolving line of credit up to $2,000,000. Draws totaling $1,100,000 were made and repaid in full during 1994. At December 31, 1994, there was no obligation outstanding. In conjunction with modification of the master lease agreement (see Note 6), this line of credit was terminated in December 1995.


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

On April 29, 1996, the Company acquired Paces Village Apartments, a residential apartment community located in Greensboro, North Carolina for a total purchase cost of $10,667,000. The purchase was financed primarily through bank and mortgage borrowings. The results of operations of Paces Village are included in the financial statements from April 29, 1996.

In conjunction with the BTVC acquisition and based on an earlier estimate, the Company issued 140,990 shares, including 6,380 "excess shares" to the BTVC shareholders in October 1994. During the fourth quarter of 1994 and in each quarter of 1995 and 1996 the financial targets for additional consideration were met; the Company recorded additional consideration totaling approximately $1,275,000, paid in part by issuance of 81,129 shares of common stock. At December 31, 1996, the BTVC shareholders are due additional consideration totaling approximately $356,000.

At December 31, 1996, assuming the full contingent purchase price is earned and paid in common stock, it is anticipated that the Company would issue approximately 62,000 additional shares of common stock in conjunction with the acquisition.

The following unaudited pro forma summary presents the results of operations as if the acquisition of Paces Village Apartments in 1996 had occurred at the beginning of periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                  1996              1995
                                           ----------------- -----------------

Total revenue                                   $15,006,000       $15,193,000
Net income                                        1,690,000         1,489,000
Net income per common share                            0.56              0.50


Note 9.  Profit Sharing Plan

The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. The Company makes limited matching contributions based on the level of employee participation as defined.


Note 10.  Stock Option and Incentive Plan

In 1994 the Company established an employee Stock Option and Incentive Plan ("Stock Option Plan") under which 280,000 shares of the Company's common stock are reserved for issuance. On October 17, 1994, options to purchase 160,000 shares were granted to certain eligible employees at $13.75 per share, the fair value of the Company's stock on the date the options were granted. The options vest and are exercisable one-fourth per year beginning October 17, 1995, and expire October 17, 2004. During 1996 options for 10,000 shares were forfeited. In January 1996 the options were repriced at $12.50, the fair value of the Company's common stock on the date of repricing. At December 31, 1996, options for 75,000 shares have vested, and no options have been exercised. The remaining contractual life of all options outstanding is 8.75 years.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based compensation plans. FAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, FAS 123 also allows entities to continue to account for such plans under Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied.

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of repricing, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of repricing using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.5 percent; dividend yield of
9.9 percent; volatility factor of the expected market price of the Company's common stock of .09; and a weighted-average expected life of the option of 8.75 years. The weighted average fair value of options as repriced in 1996 was $.06. No options were granted in 1995.

The effect of applying the FAS 123 fair value method to the Company's stock-based compensation results in net income and net income per share that is not materially different from the amounts reported.


Note 11.  Dividend Reinvestment and Stock Purchase Plan

In July 1996 the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") was amended to allow the Company, at its option, to issue shares directly to Plan participants. During 1996 the Company issued 19,207 shares through the DRIP Plan.


Note 12.  Commitments and Contingencies

The Company has agreements with two of its executive officers which provide for cash compensation and other benefits in the event that a change in control of the Company occurs.

The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. Management believes that such matters will not have a material effect on the financial position of the Company.

On December 29, 1996, the Company experienced a fire which destroyed 20 units at the Latitudes Apartments. The Company believes that it has adequate insurance coverage and does not expect this event to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Note 13.  Quarterly Financial Data (Unaudited)

Set forth below is selected financial data (unaudited) for the years ended December 31, 1996 and 1995:

                                                                   Net income
                                Revenues         Net income        per share
                            ----------------- ----------------- ---------------
1996
First quarter                 $ 3,307,505        $  379,174            $0.13
Second quarter                  3,623,992           435,338             0.14
Third quarter                   3,813,211           463,018             0.15
Fourth quarter                  3,763,116           438,285             0.14
                            ----------------- ----------------- ---------------
                              $14,507,824        $1,715,815            $0.57
                            ================= ================= ===============

1995
First quarter                 $ 3,353,182        $  388,106            $0.13
Second quarter                  3,528,028           526,125             0.18
Third quarter                   3,530,374           467,140             0.16
Fourth quarter (1)              3,314,054           246,897             0.08
                            ----------------- ----------------- ---------------
                              $13,725,638        $1,628,268            $0.54
                            ================= ================= ===============

(1) Net income includes a special charge of $321,000 to write off certain deferred acquisition costs and an adjustment to capitalize approximately $85,000 of expenditures for carpet, vinyl and wallpaper previously charged to expense in the first three quarters.

BODDIE-NOELL PROPERTIES, INC.
-----------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1996

                                                                              Costs                        Gross Amount at Which
           Description             Encumb.           Initial Costs         Capitalized                Carried at Close of Period (2)
           -----------             -------           -------------                                    ------------------------------
                                                             Buildings &    Subsequent                  Buildings &
                                                  Land       Improvem'ts  to Acquisition     Land       Improvem'ts       Total
Apartment Properties:
North Carolina:
Paces Commons, Charlotte         $ 10,717,740  $  1,430,157  $ 12,871,424    $   435,611   $1,430,157  $ 13,307,035    $ 14,737,192
Oakbrook, Charlotte                 6,496,448       848,835     8,523,384        262,909      848,835     8,786,293       9,635,128
Harris Hill, Charlotte              6,104,161     1,003,298     7,867,857        291,284    1,003,298     8,159,141       9,162,439
Paces Village, Greensboro           9,954,423     1,250,000     9,416,580         56,408    1,250,000     9,472,988      10,722,988
                                              --------------------------------------------------------------------------------------
                                                  4,532,290    38,679,245      1,046,212    4,532,290    39,725,457      44,257,747
Virginia:
Latitudes, Virginia Beach          13,123,185     3,360,000    18,606,667        385,634    3,360,000    18,992,301      22,352,301
                                ----------------------------------------------------------------------------------------------------
Total Apartment Properties         46,395,957     7,892,290    57,285,912      1,431,846    7,892,290    58,717,758      66,610,048

Hardee's Restaurant Properties:
North Carolina:
Bessemer City                        (1)            152,079       391,060              -      152,079       391,060         543,139
Burlington                           (1)            162,411       417,629              -      162,411       417,629         580,040
Chapel Hill                          (1)            273,556       703,430              -      273,556       703,430         976,986
Denver                               (1)            275,484       708,387              -      275,484       708,387         983,871
Eden                                 (1)            253,282       651,296              -      253,282       651,296         904,578
Fayetteville (Ramsey)                (1)            260,135       668,919              -      260,135       668,919         929,054
Fayetteville (N.Eastern)             (1)            308,271       792,696              -      308,271       792,696       1,100,967
Fayetteville (Bragg)                 (1)            235,951       606,730              -      235,951       606,730         842,681
Gastonia (E. Franklin)               (1)            230,421       592,511              -      230,421       592,511         822,932
Gastonia (N. Chester)                (1)            199,133       512,055              -      199,133       512,055         711,188
Hillsborough                         (1)            290,868       747,948              -      290,868       747,948       1,038,816
Kinston (W. Vernon)                  (1)            237,135       609,777              -      237,135       609,777         846,912
Kinston (Richlands)                  (1)            231,678       595,743              -      231,678       595,743         827,421
Mt. Airy                             (1)            272,205       699,955              -      272,205       699,955         972,160
Newton                               (1)            223,453       574,594              -      223,453       574,594         798,047
Siler City                           (1)            268,312       689,945              -      268,312       689,945         958,257
Spring Lake                          (1)            218,925       562,949              -      218,925       562,949         781,874
Thomasville (E. Main)                (1)            253,716       652,411              -      253,716       652,411         906,127
Thomasville (Randolph)               (1)            327,727       842,726              -      327,727       842,726       1,170,453
                                              --------------------------------------------------------------------------------------
                                                  4,674,742    12,020,761              -    4,674,742    12,020,761      16,695,503

(1) Indicates the 47 restaurants encumbered by the bank term loan of up to $25,500,000; $23,900,000 outstanding at 12/31/96

(2) Aggregate cost at December 31, 1996, for Federal income tax purposes was $106,878,323




           Description
           -----------
                                              Accumulated  Date of   Date    Life
                                             Depreciation  Constr. Acquired (Years)
Apartment Properties:
North Carolina:
Paces Commons, Charlotte                       $1,285,494    1988   Jun-93      40
Oakbrook, Charlotte                               614,332    1985   Jun-94      40
Harris Hill, Charlotte                            499,924    1988   Dec-94      40
Paces Village, Greensboro                         193,187    1988   Apr-96      40
                                            ---------------
                                                2,592,937
Virginia:
Latitudes, Virginia Beach                       1,311,416    1989   Oct-94      38
                                            ---------------
Total Apartment Properties                      3,904,353

Hardee's Restaurant Properties:
North Carolina:
Bessemer City                                      94,914  Nov-77   Apr-87      40
Burlington                                        101,361  Oct-85   Apr-87      40
Chapel Hill                                       170,728  Aug-64   Apr-87      40
Denver                                            171,931  Jul-83   Apr-87      40
Eden                                              158,074  Jun-73   Apr-87      40
Fayetteville (Ramsey)                             162,352  Oct-73   Apr-87      40
Fayetteville (N.Eastern)                          192,393  Sep-83   Apr-87      40
Fayetteville (Bragg)                              147,258  Jan-85   Apr-87      40
Gastonia (E. Franklin)                            143,807  Apr-63   Apr-87      40
Gastonia (N. Chester)                             124,279  Jan-78   Apr-87      40
Hillsborough                                      181,532  Mar-78   Apr-87      40
Kinston (W. Vernon)                               147,997  Jul-62   Apr-87      40
Kinston (Richlands)                               144,591  Dec-81   Apr-87      40
Mt. Airy                                          169,884  May-73   Apr-87      40
Newton                                            139,459  Mar-76   Apr-87      40
Siler City                                        167,455  May-79   Apr-87      40
Spring Lake                                       136,632  Mar-76   Apr-87      40
Thomasville (E. Main)                             158,345  Feb-66   Apr-87      40
Thomasville (Randolph)                            204,535  Apr-74   Apr-87      40
                                            --------------
                                                2,917,526


BODDIE-NOELL PROPERTIES, INC.
-----------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1996

                                                                               Costs                  Gross Amount at Which
           Description             Encumb.           Initial Costs         Capitalized           Carried at Close of Period (2)
           -----------             -------           -------------                              ------------------------------
                                                             Buildings &    Subsequent                  Buildings &
                                                  Land       Improvem'ts  to Acquisition     Land       Improvem'ts       Total
Virginia:
Ashland                              (1)            296,509       762,452              -       296,509       762,452       1,058,961
Blackstone                           (1)            275,565       708,596              -       275,565       708,596         984,161
Bluefield                            (1)            205,700       528,947              -       205,700       528,947         734,647
Chester                              (1)            300,165       771,852              -       300,165       771,852       1,072,017
Clarksville                          (1)            211,545       543,972              -       211,545       543,972         755,517
Clintwood                            (1)            222,673       572,588              -       222,673       572,588         795,261
Dublin                               (1)            364,065       936,168              -       364,065       936,168       1,300,233
Franklin                             (1)            287,867       740,230              -       287,867       740,230       1,028,097
Galax                                (1)            309,578       796,057              -       309,578       796,057       1,105,635
Hopewell                             (1)            263,939       678,701              -       263,939       678,701         942,640
Lebanon                              (1)            266,340       684,876              -       266,340       684,876         951,216
Lynchburg (Langhorne)                (1)            249,865       642,509              -       249,865       642,509         892,374
Lynchburg (Timberlake)               (1)            276,153       710,107              -       276,153       710,107         986,260
Norfolk                              (1)            325,822       837,829              -       325,822       837,829       1,163,651
Orange                               (1)            244,883       629,699              -       244,883       629,699         874,582
Petersburg                           (1)            357,984       920,531              -       357,984       920,531       1,278,515
Richmond (Forest Hill)               (1)            196,084       504,216              -       196,084       504,216         700,300
Richmond (Midlothian)                (1)            270,736       696,179              -       270,736       696,179         966,915
Richmond (Myers)                     (1)            321,946       827,861              -       321,946       827,861       1,149,807
Roanoke (Hollins)                    (1)            257,863       663,076              -       257,863       663,076         920,939
Roanoke (Abenham)                    (1)            235,864       606,507              -       235,864       606,507         842,371
Rocky Mount                          (1)            248,434       638,829              -       248,434       638,829         887,263
Smithfield                           (1)            223,070       573,608              -       223,070       573,608         796,678
Staunton                             (1)            260,569       670,035              -       260,569       670,035         930,604
Verona                               (1)            191,631       492,765              -       191,631       492,765         684,396
Virginia Beach (Lynnhaven)           (1)            271,570       698,322              -       231,731       698,322         930,053
Virginia Beach (Holland)             (1)            277,943       714,710              -       277,943       714,710         992,653
Wise                                 (1)            219,471       564,355              -       219,471       564,355         783,826
                                              --------------------------------------------------------------------------------------
                                                  7,433,834    19,115,577              -     7,393,995    19,115,577      26,509,572
                                ----------------------------------------------------------------------------------------------------
Total Restaurant Properties        23,900,000    12,108,576    31,136,338              -    12,068,737    31,136,338      43,205,075
                                ----------------------------------------------------------------------------------------------------
 Total Real Estate               $ 70,295,957  $ 20,000,866  $ 88,422,250    $ 1,431,846  $ 19,961,027  $ 89,854,096   $ 109,815,123
                                ====================================================================================================

(1) Indicates the 47 restaurants encumbered by the bank term loan of up to $25,500,000; $23,900,000 outstanding at 12/31/96

(2) Aggregate cost at December 31, 1996, for Federal income tax purposes was $106,878,323





           Description
           -----------
                                     Accumulated  Date of   Date    Life
                                    Depreciation  Constr. Acquired (Years)
Virginia:
Ashland                                   185,053  Apr-87   Apr-87      40
Blackstone                                171,982  Sep-79   Apr-87      40
Bluefield                                 128,379  Feb-85   Apr-87      40
Chester                                   187,334  May-73   Apr-87      40
Clarksville                               132,026  Oct-85   Apr-87      40
Clintwood                                 138,971  Jan-81   Apr-87      40
Dublin                                    227,214  Jul-83   Apr-87      40
Franklin                                  179,660  Feb-75   Apr-87      40
Galax                                     193,208  Jun-74   Apr-87      40
Hopewell                                  164,726  Jun-78   Apr-87      40
Lebanon                                   166,225  Jun-83   Apr-87      40
Lynchburg (Langhorne)                     155,941  Sep-82   Apr-87      40
Lynchburg (Timberlake)                    172,348  Aug-83   Apr-87      40
Norfolk                                   203,347  Aug-84   Apr-87      40
Orange                                    152,832  Aug-74   Apr-87      40
Petersburg                                223,420  Mar-74   Apr-87      40
Richmond (Forest Hill)                    122,377  Nov-74   Apr-87      40
Richmond (Midlothian)                     168,967  Jan-74   Apr-87      40
Richmond (Myers)                          200,928  Apr-83   Apr-87      40
Roanoke (Hollins)                         160,934  Feb-73   Apr-87      40
Roanoke (Abenham)                         147,204  Nov-82   Apr-87      40
Rocky Mount                               155,048  May-80   Apr-87      40
Smithfield                                139,218  Apr-77   Apr-87      40
Staunton                                  162,623  Sep-83   Apr-87      40
Verona                                    119,597  Jan-85   Apr-87      40
Virginia Beach (Lynnhaven)                169,488  Jun-80   Apr-87      40
Virginia Beach (Holland)                  173,466  Aug-83   Apr-87      40
Wise                                      136,971  Jun-80   Apr-87      40
                                   ---------------
                                        4,639,486
                                   ---------------
Total Restaurant Properties             7,557,012
                                   ---------------
 Total Real Estate                   $ 11,461,365
                                   ===============



BODDIE-NOELL PROPERTIES, INC.
-----------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation

                                                                      Years ended December 31
                                                       1996                 1995                     1994
                                                 -------------------  ---------------------  ---------------------
Real estate investments:
     Balance at beginning of year                    $   98,520,761      $     97,928,578      $    57,557,243
     Additions during year
        Acquisitions by merger                                    -                     -           21,966,667
        Other acquisitions                               10,666,580                     -           18,243,374
        Improvements, etc.                                  627,782               592,183              161,294
     Deductions during year                                       -                     -                    -
                                                 -------------------  ---------------------  ---------------------
     Balance at close of year                        $  109,815,123      $     98,520,761      $    97,928,578
                                                 ===================  =====================  =====================


Accumulated depreciation:
     Balance at beginning of year                    $    9,020,948      $       6,827,337     $     5,416,818
     Provision for depreciation                           2,440,417              2,193,611           1,410,519
     Deductions during year                                       -                      -                   -
                                                 -------------------  ---------------------  ---------------------
     Balance at close of year                        $   11,461,365      $       9,020,948     $     6,827,337
                                                 ===================  =====================  =====================



                                INDEX TO EXHIBITS

  Exhibit
    No.                                                                                                Page
    2*       Agreement and Plan of Merger between BT Venture Corporation and
             Boddie-Noell Restaurant Properties, Inc. (filed as Exhibit (2)-2 to
             Boddie-Noell Properties, Inc. Current Report on Form 8-K dated
             October 1, 1994, and incorporated herein by reference)
    3.1*     Articles of Incorporation (filed as Exhibit 3(a) to Registration
             Statement No. 33-13155 on Form S-11 and incorporated herein by reference)
    3.2*     By-Laws (filed as Exhibit 3.2 to Boddie-Noell Properties, Inc.
             Annual Report on Form 10-K dated December 31, 1995, and
             incorporated herein by reference)
   10.1*     Amended and Restated Master Lease Agreement dated December 21,
             1995, between Boddie-Noell Properties, Inc. and Boddie-Noell
             Enterprises, Inc. (filed as Exhibit 10.1 to Boddie-Noell
             Properties, Inc. Annual Report on Form 10-K dated December 31,
             1995, and incorporated herein by reference)
   10.2*     Loan Agreement dated December 27, 1995, between Boddie-Noell
             Properties, Inc. and SouthTrust Bank of Alabama, N.A. (filed as
             Exhibit 10.2 to Boddie-Noell Properties, Inc. Annual Report on
             Form 10-K dated December 31, 1995, and incorporated herein by reference)
   10.3*     Acquisition   Agreement  by  and  among   Boddie-Noell   Restaurant
             Properties, Inc., BT Venture Corporation and Related Entities dated
             June  7,  1994  (filed  as an  exhibit  in  Schedule  14A of  Proxy
             Statement  dated  June  15,  1994,  and   incorporated   herein  by
             reference)
   10.4*     Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and
             Incentive Plan effective August 4, 1994 (filed as an exhibit in
             Schedule 14A of Proxy Statement dated June 15, 1994, and
             incorporated herein by reference)
   10.5*     Form and  description of Incentive  Stock Option  Agreements  dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.8 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994, and incorporated herein by reference)
   10.6*     Form and description of Nonqualified  Stock Option Agreements dated
             October 17, 1994 between the Company and certain officers (filed as
             Exhibit 10.9 to Boddie-Noell Properties, Inc. Annual Report on Form
             10-K dated December 31, 1994, and incorporated herein by reference)
   10.7*     Form and description of Employment Agreements dated October 1, 1994 between the Company and certain officers (filed as Exhibit 10.10 to
             Boddie-Noell  Properties,  Inc.  Annual  Report on Form 10-K  dated
             December 31, 1994, and incorporated herein by reference)
   21        Subsidiaries of the Registrant                                                             42
   23.1      Consent of Ernst & Young LLP                                                               43
   23.2      Consent of Arthur Andersen LLP                                                             44
   27        Financial Data Schedule (electronic filing)


*  Incorporated herein by reference