Form 10-Q
period 1997-03-31
BODDIE NOELL PROPERTIES INC
filed 1997-05-14
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 1997 (the latest practicable date).

Common Stock, $.01 par value                              3,102,983
(Class)                                                   (Number of shares)

Index to exhibits at page 14                        Total number of pages:  38

                                TABLE OF CONTENTS

Item No.                                                                                Page No.
             PART I - Financial Information
   1         Financial Statements                                                        3
   2         Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   7

             PART II - Other Information
   6         Exhibits and Reports on Form 8-K                                           12

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Balance Sheets

                                                                                    March 31          December 31
                                                                                      1997               1996
                                                                               ------------------- ------------------
                                                                                  (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                            $ 66,742,758        $ 66,610,048
   Restaurant properties                                                             43,205,075          43,205,075
                                                                               ------------------- ------------------
                                                                                    109,947,833         109,815,123
   Less accumulated depreciation                                                    (12,100,572)        (11,461,365)
                                                                               ------------------- ------------------
                                                                                     97,847,261          98,353,758
Cash and cash equivalents                                                             1,036,282             842,604
Rent and other receivables                                                               17,941              12,695
Prepaid expenses and other assets                                                       544,609             392,302
Investment in and advances to Management Company                                        330,088             261,598
Notes receivable                                                                        350,122                   -
Intangible related to acquisition of management operations, net                       2,781,292           2,744,912
Deferred financing costs, net                                                           772,043             828,113
                                                                               ------------------- ------------------
         Total assets                                                              $103,679,638        $103,435,982
                                                                               =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                   $ 70,525,465        $ 70,295,957
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                   705,960             476,938
Additional consideration due to former BTVC shareholders                                288,802             355,570
Escrowed security deposits and deferred revenue                                         324,683             348,779
                                                                               ------------------- ------------------
      Total liabilities                                                              78,901,210          78,533,544

Shareholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized, 3,102,983 shares issued and outstanding at March 31, 1997,
   3,074,647 shares issued and outstanding at December 31, 1996                          31,030              30,746
Additional paid-in capital                                                           34,885,933          34,522,816
Dividends distributed in excess of net income                                       (10,138,535)         (9,651,124)
                                                                               ------------------- ------------------
      Total shareholders' equity                                                     24,778,428          24,902,438
                                                                               ------------------- ------------------
         Total liabilities and shareholders' equity                                $103,679,638        $103,435,982
                                                                               =================== ==================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                                                          Three months ended
                                                                                               March 31
                                                                                        1997              1996
                                                                                   ---------------- -----------------
Revenues
Apartment rental income                                                                $ 2,587,737      $ 2,142,742
Restaurant rental income                                                                 1,125,000        1,125,000
Equity in income of Management Company                                                     106,590           27,418
Interest and other income                                                                   33,288           12,345
                                                                                   ---------------- -----------------
                                                                                         3,852,615        3,307,505

Expenses
Depreciation                                                                               639,207          555,981
Amortization                                                                               144,690          122,289
Apartment operations                                                                       833,709          666,047
Administrative                                                                             227,083          232,226
Interest                                                                                 1,537,143        1,351,788
                                                                                   ---------------- -----------------
                                                                                         3,381,832        2,928,331
                                                                                   ---------------- -----------------
Net income                                                                             $   470,783      $   379,174
                                                                                   ================ =================


Per share data:
   Net income                                                                               $0.15            $0.13
                                                                                   ================ =================
   Dividends declared                                                                       $0.31            $0.31
                                                                                   ================ =================
   Weighted average shares outstanding                                                   3,088,283        3,016,740
                                                                                   ================ =================



-------------------------------------------------------------------------------
Statement of Shareholders' Equity
(Unaudited)

                                                                                       Dividends
                                                                      Additional      distributed
                                            Common Stock                paid-in       in excess of
                                       Shares          Amount           capital        net income         Total
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1996           3,074,647         $30,746      $34,522,816    $  (9,651,124)    $24,902,438

Net income                                     -               -                -          470,783         470,783
Common stock issued, DRIP                 12,036             121          154,844                -         154,965
Common stock issued, earnout              16,300             163          208,273                -         208,436
Dividends paid ($0.31)                         -               -                -         (958,194)       (958,194)
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at March 31, 1997              3,102,983         $31,030      $34,885,933     $(10,138,535)    $24,778,428
                                   =============== ================ ================ =============== ================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                           Three months ended
                                                                                                March 31
                                                                                         1997              1996
                                                                                    ---------------- -----------------
Cash flows from operating activities:
Net income                                                                             $    470,783     $    379,174
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                                                  (106,590)         (27,418)
   Depreciation and amortization                                                            783,897          678,270
   Changes in operating assets and liabilities:
      Rent and other receivables                                                             (5,246)         235,149
      Prepaid expenses and other assets                                                    (150,408)         (76,581)
      Accounts payable and accrued expenses                                                 229,023           61,972
      Security deposits and deferred revenue                                                (25,995)          (9,789)
                                                                                    ---------------- -----------------
Net cash provided by operating activities                                                 1,195,464        1,240,777

Cash flows from investing activities:
Additions to apartment properties                                                          (116,043)        (128,997)
Investment in Management Company                                                                  -             (165)
Dividends received from Management Company                                                   38,100           57,023
Investment in notes receivable                                                             (350,122)               -
Payment of deferred acquisition costs                                                             -         (169,669)
                                                                                    ---------------- -----------------
Net cash used in investing activities                                                      (428,065)        (241,808)

Cash flows from financing activities:
Proceeds of common stock issued through
   dividend reinvestment plan                                                               154,965                -
Payment of dividends                                                                       (958,194)        (935,189)
Proceeds from notes payable                                                                 350,122                -
Principal payments on notes payable                                                        (120,614)        (115,390)
Payment of deferred financing costs                                                               -         (152,201)
                                                                                    ---------------- -----------------
Net cash used in financing activities                                                      (573,721)      (1,202,780)
                                                                                    ---------------- -----------------

Increase (decrease) in cash and cash equivalents                                            193,678         (203,811)
Cash and cash equivalents at beginning of period                                            842,604          700,863
                                                                                    ---------------- -----------------

Cash and cash equivalents at end of period                                             $  1,036,282     $    497,052
                                                                                    ================ =================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1997
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Boddie-Noell Properties, Inc. (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 1996, which was derived from the financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The results of the first quarter of 1997 are not necessarily indicative of future financial results.

Note 2.  Note receivable and related financing

Effective February 27, 1997, the Company entered into a participating loan agreement with The Villages of Chapel Hill Limited Partnership ("The Villages"). Under the terms of this agreement, the Company will loan up to $2,625,000 to The Villages to fund a substantial rehabilitation of the 264 apartments owned by The Villages. In addition, the Company has provided a guaranty of $1,500,000 to a bank on its loan to The Villages. The Company will receive minimum interest on this loan at the greater of 12.5 percent or 30-day LIBOR plus 6.125 percent, shared income interest, shared appreciation interest, and certain loan and annual guaranty fees. The Company plans to fund advances to The Villages through draws under its existing agreement with the bank for borrowings at 30-day LIBOR plus 2.25 percent, secured by deeds of trust on three apartment properties.

The Villages is a North Carolina limited partnership which is managed by BNP Management, Inc. The general partner in Villages is Boddie Investment Company, whose sole shareholders and directors are Chairman and Vice Chairman of the Company.

Note 3.  Common stock issued

On January 29, 1997, the Company issued 16,300 shares of common stock pursuant to the earn-out provision of the acquisition agreement for BT Venture Corporation. On February 14, 1997, the Company issued 12,036 shares of common stock through its Dividend Reinvestment and Stock Purchase Plan.

Note 4.  Subsequent declaration of dividend

On April 15, 1997, the Company declared a cash dividend of $0.31 per share, which will be paid on May 15, 1997, to shareholders of record on May 1, 1997.

Note 5.  Statement No. 128, "Earnings per Share"

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion contains forward-looking statements within the meaning of the federal securities laws. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements.

Overview

Boddie-Noell Properties, Inc. is a self-managed, self-advised real estate investment trust ("REIT"). As of March 31, 1997, the Company owned 47 net-lease restaurant properties and five apartment properties containing 1,328 apartments. Through its unconsolidated subsidiary, BNP Management, Inc. (the "Management Company"), the Company manages an additional seven apartment properties containing 1,495 apartments and two shopping centers. The Company's headquarters are in Charlotte, North Carolina, and all of the Company's operations are in the states of North Carolina and Virginia.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company's audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

Results of Operations

Revenues. Revenues increased by 16.5 percent for the quarter ended March 31, 1997, compared to the same period in 1996. The increase in revenues for the first quarter was primarily attributable to a 20.8 percent increase in apartment rental income, along with a significant increase in equity income from the Management Company during the quarter.

The $445,000, or 20.8 percent, increase in apartment rental income is primarily attributable to the inclusion of income from Paces Village Apartments ($377,000 in first quarter of 1997), which was acquired in April 1996, and continued improvement at apartment properties held throughout the quarter in both 1997 and 1996. Income from these properties increased by 3.2 percent over the same period in 1996, reflecting a 2.4 percent increase in average monthly revenue received per occupied apartment and a 0.6 percent increase in average economic occupancy. For apartments held for the full period in both years, average revenue received per occupied apartment was $693 per month in 1997 compared to $677 per month in 1996, and average economic occupancy was 94.1 percent in 1997 compared to 93.5 percent in 1996.

Summary amounts related to apartment properties occupancy are as follows:

                                                                    1997                                    1996
                                    ---------------------------------------------------------------------
                                      Harris                             Paces       Paces
                                       Hill     Latitudes   Oakbrook    Commons     Village    Overall     Overall
Number of units                          184        448         162        336         198       1,328      1,130

Quarter ended March 31--
Average physical occupancy              92.1%      93.5%       93.4%      96.5%       93.2%       94.0%      93.2%
Average economic occupancy              93.1%      92.9%       94.0%      96.3%       93.3%       94.0%      93.5%
Average monthly revenue/unit            $712        $650        $780       $697        $680        $691       $677

The Company owns apartment properties in Charlotte, North Carolina; Greensboro, North Carolina; and Virginia Beach, Virginia. The Company's apartments are priced in the moderate to moderately high range for apartments available within these markets. Despite a substantial amount of new construction, especially in Charlotte and

Greensboro, these markets have remained relatively strong. This strength is primarily attributable to demand for apartments created by continued population and job growth. The Company experienced a nominal reduction in its average economic occupancy during 1996, but average monthly rent has continued to rise at a moderate rate, and occupancy has improved during the first quarter of 1997. (Fourth quarter 1996 amounts were as follows: average monthly revenue per unit, $689; average economic occupancy, 93.6 percent). While the Company expects some continued pressure in its markets through 1997, management does not expect this will have a material adverse effect on the Company's operations or cash flows.

Restaurant rental income was the minimum rent under the lease agreement with Boddie-Noell Enterprises, Inc. ("Enterprises") in the first quarters of both 1997 and 1996. Under the terms of the lease agreement, restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875 percent of food sales. For the first quarter of 1997, sales at the Company's restaurant properties increased by 4.6 percent over sales in the first quarter of 1996. This is the first positive quarterly comparison for restaurant sales since 1992. The increase in sales appears to be the result of better weather in the Company's markets and continued efforts to improve sales by the restaurants' franchisor and operator.

Equity in income of the Management Company increased significantly in the first quarter of 1997 compared to 1996, primarily due to the Management Company's receipt during the quarter of certain one-time refinancing fees from two managed properties and sales commissions from two managed properties. Effective March 27, 1997, two properties which have been managed by the Management Company were sold to unrelated third parties. Management anticipates that, following these property sales, the Management Company's revenues will decrease by approximately $6,700 per month. Management does not expect the operation of the Management Company to have a significant effect on the financial position, operating results, or cash flows of the Company in future periods.

Expenses. First quarter 1997 expenses were generally consistent with management's expectations. The increase in depreciation compared to first quarter of 1996 reflects the acquisition of Paces Village Apartments ($10.7 million in apartment property assets) in April 1996 along with improvements at other apartment properties. The increase in amortization expense is primarily attributable to quarterly additions to the intangible asset related to the earn-out provision of the 1994 BT Venture Corporation ("BTVC") acquisition agreement.

The 25.2 percent increase in apartment operations expense in the first quarter of 1997 compared to the first quarter of 1996 again reflects the impact of the Paces Village acquisition in April 1996. Apartment operations expense totaled
32.2 percent of related income in first quarter 1997 compared to 31.1 percent in first quarter of 1996. The increase in apartment operations expense as a percent of related income is primarily attributable to increased costs associated with attracting and retaining residents in a softening apartment market.

Operating expenses relating to restaurant properties are insignificant because of the restaurant properties' triple net lease arrangement.

The increase in interest expense in the first quarter of 1997 compared to 1996 is primarily attributable to the addition of $10,650,000 of debt related to the acquisition of Paces Village in the second quarter of 1996. Weighted average interest rates were 8.0 percent in the first quarter of 1997 compared to 8.1 percent during the same period in 1996.

Liquidity and Capital Resources

Capital resources. At March 31, 1997, the Company's total book capitalization was $102,360,000, comprised of $24,778,000 of shareholders' equity and $77,582,000 of debt.

During the first quarter of 1997, the Company issued 16,300 shares of common stock to the former BTVC shareholders pursuant to an earn-out provision in the BTVC acquisition agreement. Under the terms of the acquisition agreement, at March 31, 1997, the former BTVC shareholders were due additional consideration totaling approximately $289,000, payable at the Company's option in up to 22,827 shares of common stock or in cash. By agreement, the Company is prohibited from issuing such shares of common stock if such issuance would cause the Company to become disqualified as a REIT.

In addition, during the first quarter of 1997, the Company issued 12,036 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRIP") for cash proceeds totaling approximately $155,000.

Effective February 27, 1997, the Company entered into a participating loan agreement with The Villages of Chapel Hill Limited Partnership ("The Villages"). The Villages is a North Carolina limited partnership which owns The Villages of Chapel Hill Apartments ("Villages Apartments"), a 264 unit apartment community located in Carrboro, North Carolina. The general partner of The Villages is Boddie Investment Company, whose sole shareholders and directors are B. Mayo Boddie and Nicholas B. Boddie, Chairman and Vice Chairman, respectively, of the Company. Property management and partnership administration for The Villages are provided on a fee basis by BNP Management, Inc.

In exchange for interest payments, shared income interest, shared appreciation interest, certain other fees and reimbursement of certain costs and expenses, the Company has agreed to loan The Villages up to $2,625,000 to fund a substantial rehabilitation of Villages Apartments. Under the terms of this loan, the Company will receive base interest equal to the greater of 12.5 percent or 30-day LIBOR plus 6.125 percent of the outstanding balance of the loan. The Company will also receive shared income interest equal to 25 percent of the property's gross monthly rent in excess of $146,333 (an amount equal to the property's average gross monthly rental receipts for the year 1996) and shared appreciation interest equal to 25 percent of the increase in value of the property above $10,000,000 (the liquidation value of the property prior to the rehabilitation as determined by an independent appraisal). The Company's loan is secured by a second deed of trust on the property. As part of the transaction and to facilitate the participation of The Villages' first mortgage lender, the Company will guarantee $1,500,000 of The Villages' first mortgage loan. In exchange for the guarantee and so long as the guarantee is outstanding, the Company will receive an annual loan guarantee fee of 2.5% of the guaranteed amount.

While the term of the Company's loan is seven years, all but $100,000 of the principal portion of the loan may be prepaid at any time without penalty. The Villages has a first mortgage loan from a bank with an outstanding balance of $7,800,000. Upon completion of the rehabilitation project and the achievement of certain performance goals, the first mortgage lender has agreed to increase the first mortgage loan to an amount of up to $10,425,000, provided the increase is used to repay that portion of the Company's loan which may be prepaid without penalty.

The balance of the principal and the participation portion of the loan may not be prepaid for five years and is due in full at seven years. The loan agreement provides that BNP Management will provide property management for the Villages Apartments for a minimum of five years or so long as any portion of the loan is outstanding.

The Company's loan to The Villages and the guarantee of a portion of the first mortgage loan was approved by the Company's disinterested directors. In granting their approval, the directors considered a number of factors including a detailed analysis of, and financial forecast for, The Villages and an independent appraisal of the Villages Apartments. Following their review, the disinterested directors determined that the loan was fair and that making the loan would provide substantial economic benefit to the Company.

At March 31, 1997, the Company had advanced approximately $350,000 under the loan agreement.

The Company plans to fund advances to The Villages through draws under its April 1996 agreement with SouthTrust Bank for borrowings at 30-day LIBOR plus 2.25 percent, secured by second deeds of trust on three apartment properties.

Cash flows and liquidity. Funds from operations ("FFO") is defined by the National Association of Real Estate

Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Consistent with NAREIT guidelines, the Company has disregarded all one-time fees received by the Management Company in the first quarter of 1997 in calculating FFO.

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

A reconciliation of net income to FFO is as follows (all amounts in thousands):

                                                       Three months ended
                                                            March 31
                                                       1997           1996
                                                  --------------- --------------

Net income                                            $   471        $   379
Depreciation                                              639            556
Amortization of management intangible                      89             73
Less non-recurring equity income items
   excluded from FFO                                    (103)              -
                                                  --------------- --------------

Funds from operations                                  $1,096         $1,008
                                                  =============== ==============

Funds available for distribution ("FAD") is defined by the Company as FFO plus non-cash expense for amortization of loan costs, less payments for scheduled amortization of debt principal and recurring capital expenditures.

A reconciliation of FFO to FAD, along with summary cash flow information, is as follows (all amounts in thousands):

                                                               Three months ended
                                                                    March 31
                                                               1997           1996
                                                          --------------- --------------
Funds from operations                                          $1,096         $1,008
Amortization of loan costs                                         56             49
Scheduled debt principal payments                                (121)          (115)
Recurring capital expenditures                                    (87)           (49)
Non-recurring equity income items excluded from FFO               103              -
                                                          --------------- --------------

Funds available for distribution                               $1,047         $  893
                                                          =============== ==============



Net cash provided by (used in):
   Operating activities                                        $1,195         $1,241
   Investing activities                                          (428)          (242)
   Financing activities                                          (574)        (1,203)

Dividends and distributions paid to shareholders               $  958         $  935

Nonrecurring capital expenditures:
   Acquisition improvements and replacements                   $   16         $   80
   Other apartment property improvements                           13              -

Funds from operations increased by 8.7 percent in first quarter of 1997 compared to 1996, primarily attributable to improved operations at apartment properties and the addition of Paces Village in April 1996. First quarter 1997 net income was further enhanced by the impact of certain one-time fees included in equity income.

The Company capitalizes those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All carpet and vinyl replacements are capitalized. Additions to apartment properties were generally funded from cash provided by operating activities.

The Company paid dividends of $0.31 per share in the first quarters of both 1997 and 1996.

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Short- and long-term liquidity requirements. The Company continues to produce sufficient cash flow to fund its regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on May 15, 1997, to shareholders of record on May 1, 1997.

The Company continues to produce sufficient cash flow to fund its regular dividend. The Company generally expects to meet its short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. Management believes that net cash provided by operations is, and will continue to be, adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short term and the long term. The Company anticipates funding its acquisition activities, if any, primarily by using short-term credit facilities or secured long-term debt. The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. The Company believes that it has sufficient resources to meet its short- and long-term liquidity requirements.

Management does not believe that inflation poses a material risk to the Company. The leases at the Company's apartment properties are short-term in nature, generally for terms of one year or less. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

                           PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits:

     Exhibit 10 Loan Agreement as of February 27, 1997, by and between The Villages of Chapel Hill Limited Partnership and Boddie-Noell Properties, Inc.
     Exhibit 27       Financial data schedule (electronic filing)



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

                                         BODDIE-NOELL PROPERTIES, INC.
                                         (Registrant)




May 14, 1997                                 /s/ Philip S. Payne
                                         Philip S. Payne
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer)



May 14, 1997                                 /s/ Pamela B. Novak
                                         Pamela B. Novak
                                         Vice President - Controller
                                         (Chief accounting officer)

                                INDEX TO EXHIBITS


  Exhibit
    No.                                                                                                Page
     10      Loan Agreement as of February 27, 1997, by and between The Villages of Chapel               15
             Hill Limited Partnership and Boddie-Noell Properties, Inc.
     27      Financial data schedule (electronic filing)                                                  -