Form 10-Q
period 1997-06-30
BODDIE NOELL PROPERTIES INC
filed 1997-08-12
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-9496


                          BODDIE-NOELL PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

Maryland                                                     56-1574675
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

                 State of incorporation changed from Delaware to
                       Maryland effective July 31, 1997.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 1997 (the latest practicable date).

Common Stock, $.01 par value                                 3,113,540
(Class)                                                      (Number of shares)

Index to exhibits at page 15                          Total number of pages: 38

                                TABLE OF CONTENTS


  Item No.                                                                                   Page No.
                       PART I - Financial Information
          1            Financial Statements                                                        3
          2            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                   8

                       PART II - Other Information
          4            Submission of Matters to a Vote of Security Holders                        13
          5            Other Information                                                          13
          6            Exhibits and Reports on Form 8-K                                           13


                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Balance Sheets

                                                                                    June 30           December 31
                                                                                      1997               1996
                                                                               ------------------- ------------------
                                                                                  (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                            $ 66,956,648        $ 66,610,048
   Restaurant properties                                                             43,205,075          43,205,075
                                                                               ------------------- ------------------
                                                                                    110,161,723         109,815,123
   Less accumulated depreciation                                                    (12,739,629)        (11,461,365)
                                                                               ------------------- ------------------
                                                                                     97,422,094          98,353,758
Cash and cash equivalents                                                             1,211,595             842,604
Rent and other receivables                                                               17,455              12,695
Prepaid expenses and other assets                                                       544,453             392,302
Investment in and advances to Management Company                                        224,748             261,598
Notes receivable                                                                        843,920                   -
Intangible related to acquisition of management operations, net                       2,813,514           2,744,912
Deferred financing costs, net                                                           715,973             828,113
                                                                               =================== ==================
         Total assets                                                              $103,793,752        $103,435,982
                                                                               =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                   $ 70,896,540        $ 70,295,957
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                   776,829             476,938
Additional consideration due to former BTVC shareholders                                430,469             355,570
Escrowed security deposits and deferred revenue                                         302,997             348,779
                                                                               ------------------- ------------------
      Total liabilities                                                              79,463,135          78,533,544

Shareholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized, 3,113,540 shares issued and outstanding at June 30, 1997,
   3,074,647 shares issued and outstanding at December 31, 1996                          31,135              30,746
Additional paid-in capital                                                           35,017,136          34,522,816
Dividends distributed in excess of net income                                       (10,717,654)         (9,651,124)
                                                                               ------------------- ------------------
      Total shareholders' equity                                                     24,330,617          24,902,438
                                                                               =================== ==================
         Total liabilities and shareholders' equity                                $103,793,752        $103,435,982
                                                                               =================== ==================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                       Three months ended                  Six months ended
                                                            June 30                             June 30
                                                     1997              1996             1997              1996
                                               ----------------- ----------------- ---------------- -----------------
Revenues
Apartment rental income                            $ 2,638,539       $ 2,439,621       $ 5,226,276      $ 4,582,363
Restaurant rental income                             1,125,000         1,125,000         2,250,000        2,250,000
Equity in income of Management Company                  57,643            48,870           164,233           76,288
Interest and other income                               45,157            10,501            78,445           22,846
                                               ----------------- ----------------- ---------------- -----------------
                                                     3,866,339         3,623,992         7,718,954        6,931,497

Expenses
Depreciation                                           639,207           603,460         1,278,414        1,159,441
Amortization                                           148,848           133,218           293,538          255,507
Apartment operations                                   811,782           694,125         1,645,491        1,360,172
Administrative                                         316,410           265,854           543,493          498,080
Interest                                             1,567,287         1,491,997         3,104,430        2,843,785
                                               ----------------- ----------------- ---------------- -----------------
                                                     3,483,534         3,188,654         6,865,366        6,116,985
                                               ================= ================= ================ =================
Net income                                         $   382,805       $   435,338       $   853,588      $   814,512
                                               ================= ================= ================ =================


Per share data:
   Net income                                            $0.12             $0.14             $0.28            $0.27
                                               ================= ================= ================ =================
   Dividends declared                                     0.31              0.31              0.62             0.62
                                               ================= ================= ================ =================
   Weighted average shares outstanding               3,108,436         3,016,740         3,098,415        3,016,740
                                               ================= ================= ================ =================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statement of Shareholders' Equity
(Unaudited)

                                                                                       Dividends
                                                                      Additional      distributed
                                            Common Stock                paid-in       in excess of
                                       Shares          Amount           capital        net income         Total
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1996           3,074,647         $30,746      $34,522,816     $ (9,651,124)    $24,902,438

Net income                                     -               -                -          470,783         470,783
Common stock issued, DRIP                 12,036             121          154,844                -         154,965
Common stock issued, earnout              16,300             163          208,273                -         208,436
Dividends paid ($0.31)                         -               -                -         (958,194)       (958,194)
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at March 31, 1997              3,102,983          31,030       34,885,933      (10,138,535)     24,778,428
Net income                                     -               -                -          382,805         382,805
Common stock issued, DRIP                 10,557             105          131,203                -         131,308
Dividends paid ($0.31)                         -               -                -         (961,924)       (961,924)
                                   =============== ================ ================ =============== ================
Balance at June 30, 1997               3,113,540         $31,135      $35,017,136     $(10,717,654)    $24,330,617
                                   =============== ================ ================ =============== ================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                            Six months ended
                                                                                                 June 30
                                                                                         1997              1996
                                                                                    ---------------- -----------------
Cash flows from operating activities:
Net income                                                                             $    853,588     $    814,512
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                                                  (164,233)         (76,288)
   Depreciation and amortization                                                          1,571,952        1,414,948
   Changes in operating assets and liabilities:
      Rent and other receivables                                                             (4,760)         235,112
      Prepaid expenses and other assets                                                    (148,755)         (45,988)
      Accounts payable and accrued expenses                                                 299,895          206,502
      Security deposits and deferred revenue                                                (45,782)          16,849`
                                                                                    ---------------- -----------------
Net cash provided by operating activities                                                 2,361,905        2,565,647

Cash flows from investing activities:
Acquisition of apartment property                                                                 -      (10,666,041)
Additions to apartment properties                                                          (313,416)        (234,975)
Investment in Management Company                                                                  -             (165)
Repayment of advances to Management Company                                                 100,000                -
Dividends received from Management Company                                                   97,687           75,719
Investment in notes receivable                                                             (843,920)               -
                                                                                    ---------------- -----------------
Net cash used in investing activities                                                      (959,649)     (10,825,462)

Cash flows from financing activities:
Proceeds of common stock issued through
   dividend reinvestment plan                                                               286,270                -
Payment of dividends                                                                     (1,920,118)      (1,870,379)
Proceeds from notes payable                                                                 843,920       10,650,000
Principal payments on notes payable                                                        (243,337)        (224,451)
Payment of deferred financing costs                                                               -         (311,151)
                                                                                    ---------------- -----------------
Net cash provided by (used in) financing activities                                      (1,033,265)       8,244,019
                                                                                    ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                                        368,991          (15,796)
Cash and cash equivalents at beginning of period                                            842,604          700,863
                                                                                    ---------------- -----------------

Cash and cash equivalents at end of period                                             $  1,211,595     $    685,067
                                                                                    ================ =================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1997
(Unaudited)

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

The results of the first six months of 1997 are not necessarily indicative of future financial results.

Note 2.  Note receivable and related financing

Effective February 27, 1997, the Company entered into a participating loan agreement with The Villages of Chapel Hill Limited Partnership ("The Villages"). Under the terms of this agreement, the Company will loan up to $2,625,000 to The Villages to fund a substantial rehabilitation of the 264-unit apartment property owned by The Villages. In addition, the Company has provided a guaranty of $1,500,000 to a bank on its loan to The Villages. The Company will receive minimum interest on this loan at the greater of 12.5 percent or 30-day LIBOR plus 6.125 percent, shared income interest, shared appreciation interest, and certain loan and annual guaranty fees. The Company plans to fund advances to The Villages through draws under an existing credit facility with a bank for borrowings at 30-day LIBOR plus 2.25 percent, secured by deeds of trust on three apartment properties. The Villages is a North Carolina limited partnership which is managed by BNP Management, Inc. The general partner in The Villages is Boddie Investment Company, whose sole shareholders and directors are Chairman and Vice Chairman of the Company.

Note 3.  Common stock issued

On January 29, 1997, the Company issued 16,300 shares of common stock pursuant to the earn-out provision of the acquisition agreement for BT Venture Corporation. On February 14, 1997, and May 15, 1997, the Company issued 12,036 shares and 10,557 shares, respectively, of common stock through its Dividend Reinvestment and Stock Purchase Plan.

Note 4.  Subsequent declaration of dividend

On July 16, 1997, the Company declared a cash dividend of $0.31 per share, which will be paid on August 15, 1997, to shareholders of record on August 1, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Certain matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include general economic conditions, local real estate conditions, and other risks detailed from time to time in the Company's SEC reports.

Overview

Boddie-Noell Properties, Inc. is a self-managed, self-advised real estate investment trust ("REIT"). As of June 30, 1997, the Company owned five apartment properties containing 1,328 apartments and 47 net-lease restaurant properties. Through its unconsolidated subsidiary, BNP Management, Inc. (the "Management Company"), the Company manages an additional seven apartment properties containing 1,495 apartments and two shopping centers. The Company's headquarters are in Charlotte, North Carolina, and all of the Company's operations are in the states of North Carolina and Virginia.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company's audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

Results of Operations

Revenues. Revenues increased by 6.7 percent for the quarter ended June 30, 1997, and 11.4 percent for the six months ended June 30, 1997, compared to the same prior year periods. The increase in revenues for both the three-month and six-month periods is primarily attributable to improved apartment operations and the effect of the acquisition of Paces Village Apartments in April 1996.

Apartment rental income increased by 8.2 percent in second quarter 1997 and 14.1 percent through six months of 1997 compared to 1996. Paces Village Apartments, acquired April 29, 1996, contributed $387,000 second quarter revenues and $764,000 year-to-date revenues in 1997 compared to $266,000 revenues from acquisition through June 30 in 1996. For apartment properties held throughout the entire six months of both 1997 and 1996, apartment rental income increased by 3.6 percent in second quarter 1997 and 3.4 percent through six months of 1997 compared to 1996.

Summary amounts related to apartment properties occupancy and revenue per occupied unit are as follows:

                                                                    1997                                    1996
                                    ---------------------------------------------------------------------
                                      Harris                             Paces       Paces
                                       Hill     Latitudes   Oakbrook    Commons     Village    Overall     Overall
Number of units                          184        448         162        336         198       1,328      1,328

Quarter ended June 30--
Average physical occupancy              94.8%      96.6%       95.1%      97.3%       95.9%       96.2%      93.7%
Average economic occupancy              96.2%      95.3%       95.5%      97.4%       95.6%       96.1%      93.9%
Average monthly revenue/unit            $702        $652        $762       $704        $682        $690       $683


                                                                    1997                                    1996
                                    ---------------------------------------------------------------------
                                      Harris                             Paces       Paces
                                       Hill     Latitudes   Oakbrook    Commons     Village    Overall     Overall
Six months ended June 30--
Average physical occupancy              93.5%      95.1%       94.3%      96.9%       94.5%       95.1%      93.4%
Average economic occupancy              94.6%      94.1%       94.8%      96.9%       94.5%       95.0%      93.7%
Average monthly revenue/unit            $707        $651        $771       $701        $681        $690       $680

On a same-units basis, average economic occupancy improved by 2.3 percent for the quarter and 1.5 percent through six months, and average monthly revenue per unit improved by 1.2 percent for the quarter and 1.9 percent through six months of 1997 compared to 1996.

The Company owns apartment properties in Charlotte, North Carolina; Greensboro, North Carolina; and Virginia Beach, Virginia. The Company's apartments are priced in the moderate to moderately high range for apartments available within these markets. Despite a substantial amount of new construction, especially in Charlotte and Greensboro, these markets have remained relatively strong. This strength is primarily attributable to demand for apartments created by continued population and job growth. The Company experienced a nominal reduction in its average economic occupancy during 1996. The Company has successfully maintained a slight increase in average monthly revenue per unit through the first two quarters of 1997 compared to fourth quarter of 1996, and increased occupancy during the first quarter and again in the second quarter of 1997.

The Company has utilized three techniques to achieve these results: monitoring and managing lease expiration dates; encouraging residents to sign longer lease terms, up to 24 months; and providing incentives for residents who renew their leases. At June 30, 1997, approximately one third of the Company's leases in effect are for a duration of 13 months or more. While the Company expects some continued pressure in its markets through 1997, management does not expect this will have a material adverse effect on the Company's operations or cash flows.

Restaurant rental income was the minimum rent under the lease agreement with Boddie-Noell Enterprises, Inc. in the first two quarters of both 1997 and 1996. Under the terms of the lease agreement, restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875 percent of food sales. For the second quarter of 1997, sales at the Company's restaurants totaled $11,492,000, a decrease of 3.0 percent compared to second quarter of 1996. Through six months of 1997, sales at the Company's restaurants totaled $21,779,000, an increase of 0.4 percent compared to the first six months of 1996. For percentage rent payments to resume, restaurant sales would have to increase by 1.3 percent over 1996 sales levels.

Equity in income of the Management Company increased significantly year-to-date in 1997 compared to 1996, primarily due to the Management Company's receipt during the first quarter of certain one-time refinancing fees from two managed properties and sales commissions from two managed properties. The increase in equity income in second quarter of 1997 compared to 1996 is attributable to fees received by the Management Company for its planning and supervision of a substantial rehabilitation project at The Villages, one of its managed properties. Management does not expect the operation of the Management Company to have a significant effect on the financial position, operating results, or cash flows of the Company in future periods.

The increase in interest and other income for the second quarter and through six months of 1997 compared to 1996 is primarily attributable to interest and fees earned on loans made to facilitate the rehabilitation of The Villages. Effective February 27, 1997, the Company entered into a participating loan agreement with The Villages, described in detail in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997. Through June 30, 1997, the Company has advanced approximately $844,000 under the loan agreement, and has recorded interest income of approximately $30,000. Interest expense on related borrowings totals approximately $13,000 through June 30, 1997.

Expenses. Expenses in the second quarter and first half of 1997 were generally consistent with management's expectations. The increase in depreciation compared to 1996 amounts reflects the acquisition of Paces Village Apartments ($10.7 million in apartment property assets) in April 1996, along with improvements at other apartment properties. The increase in amortization expense is primarily attributable to quarterly additions to the intangible asset related to the earn-out provision of the 1994 BT Venture Corporation ("BTVC") acquisition agreement.

Apartment operations expense increased by 17.0 percent in second quarter and
21.0 percent through six months of 1997 compared to 1996. These increases reflect the impact of the Paces Village acquisition in April 1996, as well as increased costs associated with attracting and retaining residents in a more competitive apartment market. Apartment operations expense totaled 30.8 percent of related income in second quarter 1997 compared to 28.5 percent in second quarter of 1996, and 31.5 percent of related income through six months of 1997 compared to 29.7 percent through six months of 1996.

Operating expenses relating to restaurant properties are insignificant because of the restaurant properties' triple net lease arrangement.

The increase in interest expense in the second quarter and through six months of 1997 compared to 1996 is primarily attributable to the addition of $10,650,000 of debt related to the acquisition of Paces Village in the second quarter of 1996. Weighted average interest rates were 8.1 percent in the second quarter of 1997 and 8.0 percent through six months of 1997 compared to 8.0 percent during the same periods in 1996.

Liquidity and Capital Resources

Capital resources. At June 30, 1997, the Company's total book capitalization was $102,283,000, comprised of $24,331,000 of shareholders' equity and $77,953,000 of debt.

During the second quarter of 1997, the Company issued 10,557 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan ("DRIP") for cash proceeds totaling approximately $131,000.

During the second quarter of 1997, the Company recorded liability for additional consideration of $141,667 to the former BTVC shareholders pursuant to an earn-out provision in the BTVC acquisition agreement. No shares were issued pursuant to this earn-out provision during the second quarter of 1997. Under the terms of the acquisition agreement, at June 30, 1997, the former BTVC shareholders were due additional consideration totaling approximately $430,000, payable at the Company's option in up to 34,021 shares of common stock or in cash. The earn-out period will end with the quarter ended September 30, 1997. By agreement, the Company is prohibited from issuing such shares of common stock if such issuance would cause the Company to become disqualified as a REIT.

During the second quarter of 1997, the Company advanced approximately $494,000 to The Villages under the participating loan agreement, which provides for interest at the greater of 12.5 percent or 30-day LIBOR plus 6.125 percent plus shared income interest. These advances were funded by draws under the Company's 1996 credit facility with a bank for borrowings at 30-day LIBOR plus 2.25 percent, secured by second deeds of trust on three apartment properties.

At June 30, 1997, the weighted average interest rate on outstanding debt was 8.1 percent, unchanged from March 31, 1997, with long-term debt comprised of $60,137,000 at fixed interest rates and $17,816,000 at variable rates indexed on 30-day LIBOR rates. A 1 percent increase in variable rates would increase annual interest expense by approximately $157,000, while a 1 percent decrease in variable rates would decrease annual interest expense by approximately $180,000.

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

A reconciliation of net income to FFO is as follows (all amounts in thousands):

                                                            Three months ended              Six months ended
                                                                 June 30                         June 30
                                                           1997            1996           1997            1996
                                                      --------------- --------------- -------------- ---------------
Net income                                                $   383         $   435        $   854         $   815
Depreciation                                                  639             603          1,278           1,159
Amortization of management intangible                          93              77            181             150
Less non-recurring equity income items
   excluded from FFO                                            -               -           (103)              -
                                                      --------------- --------------- -------------- ---------------

Funds from operations                                     $ 1,115         $ 1,116        $ 2,210         $ 2,124
                                                      =============== =============== ============== ===============

Funds available for distribution ("FAD") is defined by the Company as FFO plus non-cash expense for amortization of loan costs, less payments for scheduled amortization of debt principal and recurring capital expenditures.

A reconciliation of FFO to FAD, along with summary cash flow information, is as follows (all amounts in thousands):

                                                            Three months ended              Six months ended
                                                                 June 30                         June 30
                                                           1997            1996           1997            1996
                                                      --------------- --------------- -------------- ---------------
Funds from operations                                      $1,115          $1,116         $2,210          $2,124
Amortization of loan costs                                     56              56            112             105
Scheduled debt principal payments                            (123)           (109)          (243)           (224)
Recurring capital expenditures                               (126)            (77)          (214)           (126)
Non-recurring equity income items
   excluded from FFO                                            -               -            103               -
                                                      --------------- --------------- -------------- ---------------

Funds available for distribution                           $  922          $  986         $1,969          $1,879
                                                      =============== =============== ============== ===============


                                                            Three months ended              Six months ended
                                                                 June 30                         June 30
                                                           1997            1996           1997            1996
                                                      --------------- --------------- -------------- ---------------
Net cash provided by (used in):
   Operating activities                                  $  1,166      $    1,325      $   2,362      $    2,566
   Investing activities                                      (532)        (10,584)          (960)        (10,825)
   Financing activities                                      (460)          9,447         (1,033)          8,244

Dividends and distributions paid to shareholders             $962            $935      $   1,920      $    1,870

Nonrecurring capital expenditures:
   Acquisition improvements and replacements                  $25             $24            $41            $103
   Other apartment property improvements                       46               5             59               5

Funds from operations increased by 4.1 percent through six months of 1997 compared to 1996, primarily attributable to improved operations at apartment properties and the inclusion of operations of Paces Village for the full period in 1997. Funds from operations was flat in second quarter of 1997 compared to 1996, attributed to increased cost of property operations and timing of administrative expenses.

The Company paid dividends of $0.31 per share in the first and second quarters of both 1997 and 1996. These dividends were funded from cash provided by operating activities.

The Company capitalizes those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All carpet and vinyl replacements are capitalized. Additions to apartment properties were funded from cash provided by operating activities and proceeds of common stock issued through the Company's DRIP.

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

Short- and long-term liquidity requirements. The Company continues to produce sufficient cash flow to fund its regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on August 15, 1997, to shareholders of record on August 1, 1997.

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

Management does not believe that inflation poses a material risk to the Company. The leases at the Company's apartment properties are short-term in nature, with none exceeding two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 5, 1997. At that meeting the following proposals were approved:

                                                                                  Withheld/           Broker
                                                 For             Against          Abstained         Non-votes
                                           ----------------- ----------------- ----------------- -----------------
Election of five directors:
   B. Mayo Boddie                              2,430,619                 -            15,130           340,324
   Nicholas B. Boddie                          2,430,619                 -            15,130           340,324
   Donald R. Pesta, Jr.                        2,426,381                 -            19,369           340,324
   William H. Stanley                          2,430,604                 -            15,145           340,324
   Richard A. Urquhart                         2,426,119                 -            19,631           340,324

Reincorporation in the State of Maryland       1,731,985            31,614            36,026           986,448

Item 5.  Other Information

Re-election of officers

The Company has announced the re-election of the following officers:

   D. Scott Wilkerson                President and Chief Executive Officer
   Philip S. Payne                   Executive Vice President, Treasurer, and
                                     Chief Financial Officer
   Douglas E. Anderson               Vice President, Secretary
   Pamela B. Novak                   Vice President, Controller,
                                     Chief Accounting Officer

Change of the Company's State of Incorporation from Delaware to Maryland

Effective July 31, 1997, pursuant to the proposed Agreement and Plan of Merger which was included in the Company's proxy statement dated April 30, 1997, and approved by the Company's shareholders on June 5, 1997, the Company changed its state of incorporation from Delaware to Maryland.

No action by current holders of the Company's stock certificates is required. Each share of the Company's common stock prior to the reincorporation has been converted to one share of the Company's common stock following the reincorporation.

Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits:

     Exhibit 2 Agreement and Plan of Merger, dated July 22, 1997, between Boddie-Noell Properties, Inc. and Boddie-Noell Properties of Maryland, Inc.
     Exhibit 3.1 Amended and Restated Articles of Incorporation of Boddie-Noell Properties, Inc., effective July 31, 1997
     Exhibit 3.2 Amended and Restated Bylaws of Boddie-Noell Properties, Inc., effective July 31, 1997
     Exhibit 27       Financial data schedule (electronic filing)

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

                                            BODDIE-NOELL PROPERTIES, INC.
                                            (Registrant)




August 12, 1997                                 /s/ Philip S. Payne
                                            -----------------------
                                            Philip S. Payne
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized officer)



August 12, 1997                                 /s/ Pamela B. Novak
                                            -----------------------
                                            Pamela B. Novak
                                            Vice President, Controller and
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS


  Exhibit
    No.                                                                                                Page
     2       Agreement and Plan of Merger, dated July 22, 1997, between Boddie-Noell
             Properties, Inc. and Boddie-Noell Properties of Maryland, Inc.                              16
     3.1     Amended and Restated Articles of Incorporation of Boddie-Noell Properties, Inc.,
             effective July 31, 1997                                                                     21
     3.2     Amended and Restated Bylaws of Boddie-Noell Properties, Inc., effective July 31,
             1997                                                                                        29
     27      Financial data schedule (electronic filing)                                                  -