Form 10-Q
period 1997-09-30
BODDIE NOELL PROPERTIES INC
filed 1997-11-13
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 10, 1997 (the latest practicable date).

Common Stock, $.01 par value                                 3,123,741
(Class)                                                      (Number of shares)

Index to exhibits at page 16                         Total number of pages:  36

                                TABLE OF CONTENTS


Item No.                                                                Page No.

         PART I - Financial Information
  1      Financial Statements                                                 3
  2      Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

         PART II - Other Information
  5      Other Information                                                   14
  6      Exhibits and Reports on Form 8-K                                    14

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Balance Sheets

                                                                                  September 30        December 31
                                                                                      1997               1996
                                                                               ------------------- ------------------
                                                                                  (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                           $  67,140,687       $  66,610,048
   Restaurant properties                                                             43,205,075          43,205,075
                                                                               ------------------- ------------------
                                                                                    110,345,762         109,815,123
   Less accumulated depreciation                                                    (13,383,980)        (11,461,365)
                                                                               ------------------- ------------------
                                                                                     96,961,782          98,353,758
Cash and cash equivalents                                                             1,406,892             842,604
Rent and other receivables                                                               34,734              12,695
Prepaid expenses and other assets                                                       595,188             392,302
Investment in and advances to Management Company                                        243,262             261,598
Notes receivable                                                                      1,412,508                   -
Intangible related to acquisition of management operations, net                       2,841,438           2,744,912
Deferred financing costs, net                                                           709,794             828,113
                                                                               =================== ==================
         Total assets                                                             $ 104,205,598       $ 103,435,982
                                                                               =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                  $  71,340,252       $  70,295,957
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                 1,022,681             476,938
Additional consideration due to former BTVC shareholders                                572,136             355,570
Escrowed security deposits and deferred revenue                                         263,929             348,779
                                                                               ------------------- ------------------
      Total liabilities                                                              80,255,298          78,533,544

Shareholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized, 3,123,741 shares issued and outstanding at September 30, 1997,
   3,074,647 shares issued and outstanding at December 31, 1996                          31,237              30,746
Additional paid-in capital                                                           35,163,033          34,522,816
Dividends distributed in excess of net income                                       (11,243,970)         (9,651,124)
                                                                               ------------------- ------------------
      Total shareholders' equity                                                     23,950,300          24,902,438
                                                                               =================== ==================
         Total liabilities and shareholders' equity                               $ 104,205,598       $ 103,435,982
                                                                               =================== ==================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Operations
(Unaudited)

                                                       Three months ended                  Nine months ended
                                                          September 30                       September 30
                                                     1997              1996             1997              1996
                                               ----------------- ----------------- ---------------- -----------------
Revenues
Apartment rental income                           $  2,671,706      $  2,627,038      $  7,897,982     $  7,209,401
Restaurant rental income                             1,125,000         1,125,000         3,375,000        3,375,000
Equity in income of Management Company                  18,514            35,144           182,747          111,432
Interest and other income                               75,081            26,029           153,526           48,875
                                               ----------------- ----------------- ---------------- -----------------
                                                     3,890,301         3,813,211        11,609,255       10,744,708

Expenses
Depreciation                                           644,351           627,330         1,922,765        1,786,771
Amortization                                           145,751           138,507           439,289          394,014
Apartment operations                                   891,073           829,508         2,536,564        2,189,679
Administrative                                         190,418           203,497           733,911          701,577
Interest                                             1,579,826         1,551,351         4,684,256        4,395,137
                                               ----------------- ----------------- ---------------- -----------------
                                                     3,451,419         3,350,193        10,316,785        9,467,178
                                               ================= ================= ================ =================
Net income                                        $    438,882      $    463,018      $  1,292,470     $  1,277,530
                                               ================= ================= ================ =================


Per share data:
   Net income                                     $      0.14       $       0.15      $       0.42     $       0.42
                                               ================= ================= ================ =================
   Dividends declared                             $      0.31       $       0.31      $       0.93     $       0.93
                                               ================= ================= ================ =================
   Weighted average shares outstanding               3,118,751         3,020,955         3,106,503        3,018,155
                                               ================= ================= ================ =================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statement of Shareholders' Equity
(Unaudited)

                                                                                       Dividends
                                                                      Additional      distributed
                                            Common Stock                paid-in       in excess of
                                       Shares          Amount           capital        net income         Total
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1996           3,074,647         $30,746      $34,522,816     $ (9,651,124)    $24,902,438
Net income                                     -               -                -          470,783         470,783
Common stock issued, DRIP                 12,036             121          154,844                -         154,965
Common stock issued, earnout              16,300             163          208,273                -         208,436
Dividends paid ($0.31)                         -               -                -         (958,194)       (958,194)
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at March 31, 1997              3,102,983          31,030       34,885,933      (10,138,535)     24,778,428
Net income                                     -               -                -          382,805         382,805
Common stock issued, DRIP                 10,557             105          131,203                -         131,308
Dividends paid ($0.31)                         -               -                -         (961,924)       (961,924)
                                   --------------- ---------------- ---------------- --------------- ----------------
Balance at June 30, 1997               3,113,540         $31,135       35,017,136      (10,717,654)     24,330,617
Net income                                     -               -                -          438,882         438,882
Common stock issued, DRIP                 10,201             102          145,897                -         145,999
Dividends paid ($0.31)                         -               -                -         (965,198)       (965,198)
                                   =============== ================ ================ =============== ================
Balance at September 30, 1997          3,123,741         $31,237      $35,163,033     $(11,243,970)    $23,950,300
                                   =============== ================ ================ =============== ================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Statements of Cash Flows
(Unaudited)

                                                                                            Nine months ended
                                                                                              September 30
                                                                                         1997              1996
                                                                                    ---------------- -----------------
Operating activities:
Net income                                                                              $ 1,292,470     $  1,277,530
Adjustments to reconcile net income to
   net cash provided by operations:
   Equity in income of Management Company                                                  (182,747)        (111,432)
   Depreciation and amortization                                                          2,362,054        2,180,785
   Changes in operating assets and liabilities:
      Rent and other receivables                                                            (22,039)         237,345
      Prepaid expenses and other assets                                                    (197,941)        (130,466)
      Accounts payable and accrued expenses                                                 545,744          378,354
      Security deposits and deferred revenue                                                (86,396)          97,377
                                                                                    ---------------- -----------------
Net cash provided by operating activities                                                 3,711,145        3,929,493

Investing activities:
Acquisition of apartment property                                                                 -      (10,666,580)
Additions to apartment properties                                                          (480,788)        (426,035)
Investment in Management Company                                                                  -             (165)
Repayment of advances to Management Company                                                 100,000                -
Dividends received from Management Company                                                   97,687          126,977
Investment in notes receivable                                                           (1,412,508)               -
                                                                                    ---------------- -----------------
Net cash used in investing activities                                                    (1,695,609)     (10,965,803)

Financing activities:
Proceeds of common stock issued through
   dividend reinvestment plan                                                               432,269          106,026
Payment of dividends                                                                     (2,885,316)      (2,805,568)
Proceeds from notes payable                                                               1,412,508       10,650,000
Principal payments on notes payable                                                        (368,213)        (340,978)
Payment of deferred financing costs                                                         (42,496)        (321,721)
                                                                                    ---------------- -----------------
Net cash provided by (used in) financing activities                                      (1,451,248)       7,287,759
                                                                                    ---------------- -----------------

Net increase in cash and cash equivalents                                                   564,288          251,449
Cash and cash equivalents at beginning of period                                            842,604          700,863
                                                                                    ---------------- -----------------

Cash and cash equivalents at end of period                                              $ 1,406,892     $    952,312
                                                                                    ================ =================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1997
(Unaudited)

Note 1.  Interim financial statements

The accompanying financial statements of Boddie-Noell Properties, Inc. (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 1996, which was derived from the financial statements included in the Company's 1996 Annual Report on Form 10-K. We believe that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with our 1996 Annual Report on Form 10-K.

The results of the first nine months of 1997 are not necessarily indicative of future financial results.

Note 2.  Note receivable and related financing

Effective February 27, 1997, we entered into a participating loan agreement with The Villages of Chapel Hill Limited Partnership ("The Villages"). Under the terms of this agreement, we will loan up to $2,625,000 to The Villages to fund a substantial rehabilitation of the 264-unit apartment property owned by The Villages. In addition, we have provided a guaranty of $1,500,000 to a bank on its loan to The Villages. We will receive minimum interest on this loan at the greater of 12.5% or 30-day LIBOR plus 6.125%, shared income interest, shared appreciation interest, and certain loan and annual guaranty fees. We plan to fund advances to The Villages through draws under an existing credit facility with a bank for borrowings at 30-day LIBOR plus 2.25%, secured by deeds of trust on three apartment properties. The Villages is a North Carolina limited partnership which is managed by BNP Management, Inc. The general partner in The Villages is Boddie Investment Company, whose sole shareholders and directors are Chairman and Vice Chairman of the Company.

Note 3.  Modification of loan agreement

Effective August 1, 1997, we modified our note payable to a bank in the principal sum of up to $25,500,000 ($23,900,000 outstanding) to extend the maturity of the note, by one year, to December 1999.

Note 4.  Common stock issued

On January 29, 1997, we issued 16,300 shares of common stock pursuant to the earn-out provision of the acquisition agreement for BT Venture Corporation. During 1997, we also issued common stock through our Dividend Reinvestment and Stock Purchase Plan as follows: 12,036 shares on February 14, 1997; 10,577 shares on May 15, 1997; and 10,201 shares on August 15, 1997.

Note 5.  Subsequent declaration of dividend

On October 17, 1997, we declared a cash dividend of $0.31 per share, which will be paid on November 14, 1997, to shareholders of record on October 31, 1997.

Note 6.  Statement No. 128, "Earnings per Share"

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, we will be required to change the method we currently use to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. We do not expect the impact of Statement 128 on the calculation of primary and fully diluted earnings per share to be material.

Note 7.  Subsequent events

We are currently in the process of converting to an umbrella partnership real estate investment trust ("UPREIT"). An UPREIT is a real estate investment trust that controls and holds most of its properties through an umbrella limited partnership.

On September 22, 1997, we signed an agreement to acquire a portfolio of seven apartment communities containing 1,356 apartment units located in North Carolina. Phase I of the acquisition consists of 880 apartment units in four apartment communities. We expect to complete Phase I of the acquisition in late November 1997. The remaining three properties are currently under development, with expected completion dates within the next 12 months. We will acquire these communities when they are completed and achieve predetermined occupancy and rental levels.

On November 7, 1997, we filed a Registration Statement on Form S-2 under which we will issue 2,800,000 shares of our common stock. We have granted the underwriters an over-allotment option; if they choose to exercise such option in full, we will issue an additional 420,000 shares. The offering will be made only by means of a prospectus. We anticipate that the Registration Statement will be declared effective and that we will complete this offering in December 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion contains forward-looking statements within the meaning of Federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our 1996 Annual Report on Form 10-K.

Overview

Boddie-Noell Properties, Inc. is a self-managed, self-advised real estate investment trust ("REIT"). As of September 30, 1997, we owned five apartment communities containing 1,328 apartments and 47 net-lease restaurant properties. Through our unconsolidated subsidiary, BNP Management, Inc. (the "Management Company"), we manage an additional seven apartment communities containing 1,495 apartments and two shopping centers. Our headquarters are in Charlotte, North Carolina, and all of our operations are in the states of North Carolina and Virginia.

Results of Operations

Revenues. Revenues increased by 2.0% for the quarter ended September 30, 1997, and 8.0% for the nine months ended September 30, 1997, compared to the same prior year periods. The increase in revenues for both the three-month and nine-month periods is attributable to improved apartment operations and the effect of the acquisition of Paces Village Apartments in April 1996.

Apartment rental income increased by 1.7% in third quarter of 1997 compared to the third quarter of 1996. This increase was due to improved apartment operations. During the first nine months of 1997, apartment rental income increased by 9.6% compared to 1996. The increase for the first nine months of 1997 was the result of improved operations and the acquisition of Paces Village in April 1996. For apartment communities held throughout the entire nine months of both 1997 and 1996, apartment rental income increased by 3.0% through nine months of 1997 compared to 1996.

Summary amounts related to apartment properties' occupancy and revenue per occupied unit are as follows:

                                                                    1997                                    1996
                                    ---------------------------------------------------------------------
                                      Harris                             Paces       Paces
                                       Hill     Latitudes   Oakbrook    Commons     Village    Overall     Overall
Number of units                          184        448         162        336         198       1,328      1,328

Quarter ended September 30
Average physical occupancy              95.1%      93.6%       94.0%      97.5%       93.8%       94.9%      94.8%
Average economic occupancy              96.2%      95.0%       95.8%      98.1%       94.0%       95.9%      95.5%
Average monthly revenue/unit            $717        $664        $762       $706        $685        $697       $692

Nine months ended
 September 30
Average physical occupancy              94.0%      94.6%       94.2%      97.1%       94.3%       95.0%      93.9%
Average economic occupancy              95.2%      94.8%       95.1%      97.3%       94.3%       95.5%      94.3%
Average monthly revenue/unit            $710        $655        $768       $702        $682        $692       $684

On a same-units basis, average economic occupancy improved by 1.3% through nine months, and average monthly revenue per unit improved by 1.3% through nine months of 1997 compared to 1996.

We own apartment communities in Charlotte, North Carolina; Greensboro, North Carolina; and Virginia Beach, Virginia. Our apartments are priced in the moderate to moderately high range for apartments available within these markets. Despite a substantial amount of new construction, especially in Charlotte and Greensboro, these markets have remained relatively strong. This strength is primarily attributable to demand for apartments created by continued population and job growth. The Company experienced a nominal reduction in average economic occupancy during 1996. We have successfully maintained a slight increase in average monthly revenue per unit and increased occupancy through the first three quarters of 1997.

We have utilized three techniques to achieve these results: monitoring and managing lease expiration dates; encouraging residents to sign longer lease terms, up to 24 months; and providing incentives for residents who renew their leases. Approximately one third of our leases in effect are for a duration of 13 months or more. While we expect some continued pressure in our markets through 1997, we do not expect this will have a material adverse effect on the Company's operations or cash flows.

Restaurant rental income was the minimum rent under the lease agreement with Boddie-Noell Enterprises, Inc. in the first three quarters of both 1997 and 1996. Under the terms of the lease agreement, restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875% of food sales. For the third quarter of 1997, sales at the Company's restaurants totaled $11,564,000, a decrease of 5.0% compared to third quarter of 1996. Through nine months of 1997, sales at the Company's restaurants totaled $33,364,000, a decrease of 1.5% compared to the first nine months of 1996. For percentage rent payments to resume, restaurant sales would have to increase by 1.3 percent over 1996 sales levels.

The Company has a 95% economic interest in the Management Company and received equity income of $19,000 during the third quarter of 1997 compared to $35,000 in the third quarter of 1996. Equity in income of the Management Company increased significantly year-to-date in 1997 compared to 1996, primarily due to the Management Company's receipt during the first quarter of refinancing fees from two managed properties and one-time sales commissions from two managed properties. We do not expect the operation of the Management Company to have a significant effect on the financial position, operating results, or cash flows of the Company in future periods.

The increase in interest and other income for the third quarter and through nine months of 1997 compared to 1996 is primarily attributable to interest and fees earned on loans made to facilitate the rehabilitation of The Villages. Effective February 27, 1997, the Company entered into a participating loan agreement with The Villages, described in detail in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997. Through September 30, 1997, we have advanced approximately $1,413,000 under the loan agreement, and have recorded interest income of approximately $68,000. Interest expense on related borrowings totals approximately $37,000 through September 30, 1997.

Expenses. Expenses in the third quarter and through nine months of 1997 were generally consistent with our expectations. The increase in depreciation compared to 1996 amounts reflects the acquisition of Paces Village Apartments ($10.7 million in apartment property assets) in April 1996, along with improvements at other apartment properties. The increase in amortization expense is primarily attributable to quarterly additions to the intangible asset related to the earn-out provision of the 1994 BT Venture Corporation ("BTVC") acquisition agreement.

Apartment operations expense increased by 7.4% in the third quarter and 15.8% through nine months of 1997 compared to 1996. These increases reflect the impact of the Paces Village acquisition in April 1996, increased costs associated with attracting and retaining residents in a more competitive apartment market, and preventive maintenance expenditures. Apartment operations expense totaled 33.4% of related income in third quarter 1997 compared to 31.6% in third quarter of 1996, and 32.1% of related income through nine months of 1997 compared to 30.4% through nine months of 1996.

Operating expenses relating to restaurant properties are insignificant because of the restaurant properties' triple net lease arrangement.

The increase in interest expense in the third quarter and through nine months of 1997 compared to 1996 is primarily attributable to the addition of $10,650,000 of debt related to the acquisition of Paces Village in the second quarter of 1996. Weighted average interest rates were 8.1% in the third quarter of 1997 and 8.0% through nine months of both 1997 and 1996.

Funds from operations. Funds from operations (frequently referred to as "FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Consistent with NAREIT guidelines, we have disregarded all one-time fees received by the Management Company in the first quarter of 1997 in calculating funds from operations.

We consider funds from operations to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, funds from operations provides investors with an additional basis to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations to be an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

Funds from operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles. Further, funds from operations as disclosed by other REITs may not be comparable to the Company's calculation of funds from operations.

A reconciliation of net income to funds from operations is as follows (all amounts in thousands):

                                                            Three months ended              Nine months ended
                                                               September 30                   September 30
                                                           1997            1996           1997            1996
                                                      --------------- --------------- -------------- ---------------
Net income                                                 $  439          $  463         $1,292          $1,278
Depreciation                                                  644             627          1,923           1,787
Amortization of management intangible                          97              81            278             231
Less non-recurring equity income items
   excluded from FFO                                            -               -           (103)              -
                                                      --------------- --------------- -------------- ---------------

Funds from operations                                      $1,180          $1,171         $3,391          $3,295
                                                      =============== =============== ============== ===============

Funds from operations increased by 0.7% in third quarter of 1997 compared to 1996. Funds from operations increased by 2.9% through nine months of 1997 compared to 1996, primarily attributable to improved operations at apartment properties and the inclusion of operations of Paces Village for the full period in 1997.

Liquidity and Capital Resources

Capital resources. At September 30, 1997, the Company's total book capitalization was $102,347,000, comprised of $23,950,000 shareholders' equity and $78,397,000 debt.

During the third quarter of 1997, we issued 10,201 shares of common stock under our Dividend Reinvestment and Stock Purchase Plan ("DRIP") for cash proceeds totaling approximately $146,000.

During the third quarter of 1997, we recorded liability for additional consideration of $141,667 to the former BTVC shareholders pursuant to an earn-out provision in the BTVC acquisition agreement. No shares were issued pursuant to this earn-out provision during the third quarter of 1997. Under the terms of the acquisition agreement, at September 30, 1997, the former BTVC shareholders were due additional consideration totaling approximately $572,000, payable at the Company's option in up to 43,438 shares of common stock or in cash. The earn-out period ended with the quarter ended September 30, 1997. By agreement, the Company is prohibited from issuing such shares of common stock if such issuance would cause the Company to become disqualified as a REIT.
We expect to issue these shares in January 1998.

Effective August 1, 1997, we modified the Company's note payable to a bank in the principal sum of up to $25,500,000 ($23,900,000 outstanding) to extend the maturity of the note, by one year, to December 1999.

During the third quarter of 1997, we advanced approximately $569,000 to The Villages under the participating loan agreement, which provides for interest at the greater of 12.5 percent or 30-day LIBOR plus 6.125 percent plus shared income interest. These advances were funded by draws under the Company's 1996 credit facility with a bank for borrowings at 30-day LIBOR plus 2.25 percent, secured by second deeds of trust on three apartment properties.

At September 30, 1997, the weighted average interest rate on outstanding debt was 8.0%, with long-term debt comprised of $60,032,000 at fixed interest rates and $18,365,000 at variable rates indexed on 30-day LIBOR rates. A 1% increase in variable rates would increase annual interest expense by approximately $167,000, while a 1% decrease in variable rates would decrease annual interest expense by approximately $185,000.

Cash flows and liquidity. We define funds available for distribution as funds from operations plus non-cash expense for amortization of loan costs, less payments for scheduled amortization of debt principal and recurring capital expenditures.

A reconciliation of funds from operations to funds available for distribution, along with summary cash flow information, is as follows (all amounts in thousands):

                                                            Three months ended              Nine months ended
                                                               September 30                   September 30
                                                           1997            1996           1997            1996
                                                      --------------- --------------- -------------- ---------------
Funds from operations                                     $ 1,180         $ 1,171        $ 3,391         $ 3,295
Amortization of loan costs                                     49              58            161             163
Scheduled debt principal payments                            (125)           (117)          (368)           (341)
Recurring capital expenditures                                (87)           (166)          (300)           (293)
Non-recurring equity income items
   excluded from FFO                                            -               -            103               -
                                                      --------------- --------------- -------------- ---------------

Funds available for distribution                          $ 1,017         $   946        $ 2,986         $ 2,825
                                                      =============== =============== ============== ===============

                                                            Three months ended              Nine months ended
                                                               September 30                   September 30
                                                           1997            1996           1997            1996
                                                      --------------- --------------- -------------- ---------------
Net cash provided by (used in):
   Operating activities                                   $ 1,349         $ 1,364        $ 3,711         $ 3,929
   Investing activities                                      (736)           (140)        (1,696)        (10,966)
   Financing activities                                      (418)           (956)        (1,451)          7,288

Dividends and distributions paid to shareholders          $   965         $   935        $ 2,885         $ 2,806

Nonrecurring capital expenditures:
   Acquisition improvements and replacements              $    16         $    19        $    57         $   122
   Other apartment property improvements                       65               6            124              11

The Company paid dividends of $0.31 per share in each of the first three quarters of both 1997 and 1996. These dividends were funded from cash provided by operating activities.

We capitalize expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All carpet and vinyl replacements are capitalized. Additions to apartment properties were funded from cash provided by operating activities and proceeds of common stock issued through the Company's DRIP.

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, we will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Short- and long-term liquidity requirements. We continue to produce sufficient cash flow to fund our regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on November 14, 1997, to shareholders of record on October 31, 1997.

We generally expect to meet short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short term and the long term. We anticipate funding acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings or long-term debt. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

We do not believe that inflation poses a material risk to the Company. The leases at our apartment properties are short-term in nature, with none exceeding two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

                           PART II - Other Information

Item 5.  Other Information

Recent developments

Conversion to UPREIT. We are currently in the process of converting to an umbrella partnership real estate investment trust ("UPREIT"). An UPREIT is a real estate investment trust that controls and holds most of its properties through an umbrella limited partnership.

Agreement to acquire seven apartment communities. On September 22, 1997, we signed an agreement to acquire a portfolio of seven apartment communities containing 1,356 apartment units located in North Carolina. Phase I of the acquisition consists of 880 apartment units in four apartment communities. We expect to complete Phase I of the acquisition in late November 1997. The remaining three properties are currently under development, with expected completion dates within the next 12 months. We will acquire these communities when they are completed and achieve predetermined occupancy and rental levels.

Pending Common Stock offering. On November 7, 1997, we filed a Registration Statement on Form S-2 under which we will issue 2,800,000 shares of our common stock. We have granted the underwriters an over-allotment option; if they choose to exercise such option in full, we will issue an additional 420,000 shares. The offering will be made only by means of a prospectus. We anticipate that the Registration Statement will be declared effective and that we will complete this offering in December 1997.

Executive employment contracts. In July 1997, we entered into substantially identical employment contracts with D. Scott Wilkerson (President and Chief Executive Officer) and Philip S. Payne (Executive Vice President and Chief Financial Officer). These four year agreements, subject to automatic annual renewal for additional one year periods extending the term to a maximum of ten years, provide for initial base salaries of $139,920, annual discretionary bonus as determined by the Board of Directors, and participation in an incentive compensation plan we intend to establish, along with specified death and disability benefits. The agreements provide for severance payments equal to base salary for the remaining term of the contract (excluding any unexercised renewal periods) in the event of termination without cause. Alternatively, in the event of change in control of the Company, the agreements provide for payments of three times base salary, discretionary bonus and annual bonus, along with a lump sum cash payment of the benefit the executive would otherwise have received had all stock options and other stock based compensation been fully vested, been exercised and become due and payable.

Also in July 1997, we entered into an employment agreement with Pamela B. Novak, Vice President, Controller and Chief Accounting Officer of the Company. The two year agreement is substantially identical to agreements signed by Messrs. Wilkerson and Payne, except that such agreement provides for a base salary of $90,000 and severance payments of the greater of the remaining term of the agreement or one year's total compensation.


Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits:

     Exhibit 2 Certificate of Correction to Articles of Merger dated July 22, 1997, between Boddie-Noell Properties, Inc. and Boddie-Noell Properties of Maryland, Inc., dated
                      August 5, 1997
     Exhibit 10       Form and description of Employment Agreements dated
                      July 15, 1997, between Boddie-Noell Properties, Inc. and certain officers.
     Exhibit 27       Financial data schedule (electronic filing)

b)   Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BODDIE-NOELL PROPERTIES, INC.
                                         (Registrant)




November 13, 1997                            /s/ Philip S. Payne
                                         -----------------------
                                         Philip S. Payne
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer)



November 13, 1997                            /s/ Pamela B. Novak
                                         -----------------------
                                         Pamela B. Novak
                                         Vice President, Controller and
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS


  Exhibit
    No.                                                                                                Page
     2       Certificate of Correction to Articles of Merger dated July 22, 1997, between
             Boddie-Noell Properties, Inc. and Boddie-Noell Properties of Maryland, Inc.,
             dated August 5, 1997                                                                        17
     10      Form and description of Employment Agreements dated July 15, 1997, between
             Boddie-Noell Properties, Inc. and certain officers.                                         21
     27      Financial data schedule (electronic filing)                                                  -
