Form 10-K405
period 1997-12-31
BODDIE NOELL PROPERTIES INC
filed 1998-03-26
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .

                          Commission File Number 1-9496

                          BODDIE-NOELL PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

    Maryland                                            56-1574675
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3850 One First Union Center, Charlotte, NC                    28202-6032
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  704/944-0100

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class        Name of each exchange on which registered:
Common Stock, par value $.01 per share             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]
      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 1998 was approximately $83,580,000.
      The number of shares of Registrant's Common Stock outstanding on March 12, 1998, was 5,882,374.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the 1998 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

Index to exhibits at page 53                        Total number of pages:  67

                          BODDIE NOELL PROPERTIES, INC.
                                TABLE OF CONTENTS


  Item No.             FINANCIAL INFORMATION                                                 Page No.
                       PART I
          1            Business                                                                    3
          2            Properties                                                                  6
          3            Legal Proceedings                                                           9
          4            Submission of Matters to a Vote of Security Holders                         9
          X            Executive Officers of the Registrant                                        9

                       PART II
          5            Market for Registrant's Common Equity and Related Stockholder              11
                       Matters
          6            Selected Financial Data                                                    12
          7            Management's Discussion and Analysis of Financial Condition                14
                       and Results of Operations
          8            Financial Statements and Supplementary Data                                25
          9            Changes in and Disagreements With Accountants on Accounting                25
                       and Financial Disclosure

                       PART III
         10            Directors and Executive Officers of the Registrant                         26
         11            Executive Compensation                                                     26
         12            Security Ownership of Certain Beneficial Owners and Management             26

         13            Certain Relationships and Related Transactions                             26

                       PART IV
         14            Exhibits, Financial Statement Schedules, and Reports on Form               27
                       8-K


                                     PART I


ITEM 1.  BUSINESS

Company Profile

      Boddie-Noell Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate nine apartment communities containing 2,208 units, and have the right to acquire three additional apartment communities containing 476 units. We also own 47 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We also manage seven other apartment communities through an unconsolidated subsidiary.

      We currently have 5,882,374 shares of common stock outstanding and approximately 7,900 shareholders (including beneficial owners). Our shares are listed on the American Stock Exchange, trading under the symbol "BNP."

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

History and Development of Boddie-Noell Properties, Inc.

      The Company was originally incorporated in the state of Delaware in 1987. Beginning in 1987, we elected to be taxed as a REIT under the Internal Revenue Code. As such, the Company generally is not, and will not be, subject to federal or state income taxes on net income. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 95% of our REIT taxable income as dividends.

      In 1987 we purchased 47 existing restaurant properties for an aggregate purchase price of $43.2 million. From 1987 through 1992, our investment strategy was limited to the ownership of these 47 restaurant properties. During this period we operated as an externally administered and externally managed REIT. We leased the restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), a Hardee's franchisee, under a master lease on a triple-net basis. A master lease is a single lease that covers multiple properties, while a triple-net lease is one where the lessee pays all operating expenses, maintenance, property insurance and real estate taxes.

      In order to provide for growth in funds from operations and enhance shareholder value, we began in 1993 to diversify our investments into apartment communities. We acquired the 336-unit Paces Commons in June 1993, followed by the 162-unit Oakbrook in June 1994. Both of these apartment communities are located in Charlotte, North Carolina.

      We continued our diversification with our acquisition in October 1994 of BT Venture Corporation, an integrated real estate management, development and acquisition company, which we acquired from two of our affiliates. With this acquisition, we became a self-administered and self-managed REIT. BT Venture Corporation owned the 448-unit Latitudes in Virginia Beach, Virginia, and managed 12 apartment communities (including Latitudes and the two that we owned) and three retail shopping centers.

      After the acquisition of BT Venture Corporation, we also acquired the 184-unit Harris Hill in Charlotte in December 1994, and the 198-unit Paces Village, located in Greensboro, North Carolina, in May 1996.

      In May 1995, we reorganized our third-party management operations to better enable us to comply with certain IRS regulations that limit the amount of revenues that a REIT can earn from third-party property management contracts. In the reorganization we transferred all of our third-party management contracts to our newly formed management company, BNP Management, Inc., an unconsolidated taxable subsidiary of the Company. In exchange we received a 95% economic interest in BNP Management, represented by 100% of the non-voting equity and 1% of the voting equity of BNP Management.

Recent Developments

      In 1997, we reincorporated in the state of Maryland and converted to an UPREIT structure. UPREIT stands for "umbrella partnership real estate investment trust." Under this structure, the Company is the sole general partner of Boddie-Noell Properties Limited Partnership (the "Operating Partnership"). We contributed our properties and all other assets and liabilities to a limited liability company wholly owned by the Operating Partnership in exchange for ownership units of the Operating Partnership. We currently own a majority of the Operating Partnership units. Other unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the Company on a one-for-one basis. Distributions of cash from the Operating Partnership are allocated between the REIT and the other limited partners based on their respective unit ownership. We organized the Operating Partnership as a Delaware limited partnership in September 1997.

      In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. On December 1, 1997, we acquired four of these communities containing 880 apartment units. These properties are located in Greensboro and Winston-Salem, North Carolina. We refer to this acquisition as the "Chrysson acquisition," and to the sellers as the "Chrysson Parties." Under the terms of the Chrysson acquisition agreement, we will issue up to 1.7 million units in the Operating Partnership. We issued 950,032 units in December 1997 in relation to the first four communities, and have deferred issuing an additional 100,000 units until December 1998, and 100,000 units until December 1999. We will issue the remainder of the 1.7 million units upon the acquisition of each of the remaining three apartment communities that are currently under construction. Under the terms of the acquisition agreement, we will have a right of first refusal to purchase any project developed in the future by any of Chrysson Parties or their affiliates.

      In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock. In January 1998, we issued an additional 200,000 shares for the underwriters' over-allotment in this offering. We used proceeds of this offering to retire long-term debt.

Current Operations

      We currently own and operate nine apartment communities. These communities are located in Charlotte, Greensboro and Winston-Salem, North Carolina and Virginia Beach, Virginia, and contain a total of 2,208 apartment units. Upon completion of our acquisition of all of the Chrysson properties, we will also own an additional three apartment communities with 476 apartment units in Greensboro, Winston-Salem and Burlington, North Carolina. We also own the 47 restaurant properties that we lease to Enterprises under a triple-net master lease.

      We  have  105  employees,   including   management,   accounting,   legal,
acquisitions,   development,   property  management,  leasing,  maintenance  and
administrative personnel. We operate as a self-advised and self-managed REIT.

      An on-site community manager, assisted by staff trained in marketing, management, record keeping, maintenance and other procedures, operates each apartment community. On-site community managers report directly to regional property managers who are based at one of the locations for which they are responsible. This flat organization provides for efficient staffing levels, reduces overhead expenses, and enables us to respond to the needs of residents and on-site employees. Our employees supervise all renovation and repair activities, which are generally completed by outside contractors.

Business Strategy

      Our principal investment objectives are to provide our shareholders with current income and to increase the value of the Company's common stock. We focus on increasing long-term growth in funds from operations and funds available for distribution per share, and on increasing the value of our portfolio through effective management, growth, financing, and investment strategies. We expect to implement our strategies primarily through the acquisition, operation, leasing and management of apartment communities.

      We seek to acquire apartment properties in areas within the southeastern United States exhibiting substantial economic growth and an expanding job base in which we can establish a significant market presence in the apartment community marketplace. Through our UPREIT structure, we have the ability to acquire apartment communities by issuing Operating Partnership units in tax-deferred exchanges with owners of such properties. We expect that we will finance future acquisitions of apartment communities principally with such units as well as loans and funds from additional offerings of common stock, preferred stock or debt.

      Our residents are typically mid- to high-end "residents by necessity"--individuals or families with moderate to high-income levels that live in apartments by necessity. They typically include retirees, young professionals, manager-level white-collar workers, medical personnel, teachers, members of the military and young families.

      We strongly emphasize on-site property management. We seek opportunities and have developed internal programs to increase rents, reduce resident turnover, raise average occupancy rates and control costs. In an effort to reduce long-term operating costs, we annually review each apartment community and promptly attend to maintenance and recurring capital needs.

      As a consequence of our focus on apartments, we may elect to sell our restaurant properties and reinvest the proceeds in additional apartment communities. However, no sale of the restaurants is pending, and we intend to divest the restaurants only when we believe such a transaction will enhance shareholder value.

ITEM 2.  PROPERTIES

Apartment Communities

      Through the Operating Partnership, we own and manage nine apartment communities consisting of 2,208 apartment units. The average age of the apartment communities is approximately 6.7 years. The average economic occupancy rate for all 2,208 units for the month of December 1997 was 94.7%. The buildings in our apartment communities are generally wood-framed, two- and three-story buildings, with exterior entrances, individually metered gas and electric service, and individual heating and cooling systems. Our combined apartment units are comprised of 37.2% one bedroom units, 55.3% two bedroom units, and 7.5% three bedroom units. The units average 996 square feet in area and are well equipped with modern appliances and other conveniences. All communities include swimming pools, tennis courts and clubrooms, and most have exercise facilities. The communities are held subject to loans, discussed in the notes to the financial statements.

      The table on page 7 summarizes information about each of our apartment communities.

Restaurant Properties

      The 47 restaurant properties are leased on a triple net basis to Enterprises under a master lease. The master lease, as amended in December 1995, has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Under the amended lease, Enterprises pays annual rent equal to the greater of $4.5 million or 9.875% of food sales from the restaurants. The average price of the restaurant properties was approximately $920,000 per property.

      The restaurant properties are operated by Enterprises as Hardee's restaurants pursuant to franchise agreements with Hardee's Food Systems, Inc. These agreements require that the properties conform to a standard design specified by Hardee's. The current design consists of a one-story brick, stucco or wood building that embodies a contemporary style with substantial plate glass window areas. The buildings average 3,400 square feet and are located on sites ranging from 1 to 1.3 acres. The buildings are suitable for conversion to a number of uses, but the exteriors would have to be substantially modified prior to their use in non-restaurant applications. Hardee's owns a design patent on certain elements of the building and requires franchisees to make certain exterior modifications if the location is discontinued as a Hardee's restaurant.

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

      The locations of the Company's 47 restaurant properties are listed on page 8 of this Annual Report.

                     INFORMATION ABOUT APARTMENT COMMUNITIES



                                                                              Total       Apartment      Weighted
                                   No. of                                   Rentable      Unit Type       Average
                                    Apt.      Year       Date      Total      Area      1     2     3    Apt. Size

   Community         Location      Units   Completed   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
---------------- ----------------- ------- ----------- ---------- --------- ---------- ----- ----- ----- ----------

Communities owned through 1997:
Harris Hill      Charlotte, NC        184         1988     12/94      18.4    167,920    67   117     -        912
Latitudes        Virginia Beach,      448         1989     10/94      24.9    358,700   269   159    20        800
                 VA
Oakbrook         Charlotte, NC        162         1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons    Charlotte, NC        336         1988      6/93      24.8    322,046   154   142    40        958
Paces Village    Greensboro, NC       198         1988      4/96      15.5    167,886    88   110     -        848


Communities acquired December 1997 (2):
Abbington
   Place (3)     Greensboro, NC       360         1997     12/97      37.4    400,728    96   216    48      1,113
Pepperstone      Greensboro, NC       108         1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place   Winston-Salem,       172         1991     12/97      15.4    182,196    44   128     -      1,059
                 NC
Waterford Place  Greensboro, NC       240         1997     12/97      20.6    277,296    72   120    48      1,155


Chrysson Communities under construction (4):
Allerton Place   Greensboro, NC       228            -         -      19.2    241,530    54   126    48      1,064
Summerlyn
   Place         Burlington, NC       140            -         -      12.1    154,116    48    84     8      1,101
Brookford Place  Winston-Salem,       108            -         -       6.3    103,392    36    72     -        957
                 NC



                                                               Average
                                     Average Economic      Monthly Revenue
                                    Occupancy Percent     per Occupied Unit
                                           (1)
   Community         Location      1997    1996   1995   1997    1996   1995
---------------- ----------------- ------ ------- ------ ------ ------- ------

Communities owned through 1997:
Harris Hill      Charlotte, NC      95.5    93.4   95.7   $708    $717   $683
Latitudes        Virginia Beach,    94.6    93.8   95.3    659     637    613
                 VA
Oakbrook         Charlotte, NC      95.6    93.8   97.6    768     780    750
Paces Commons    Charlotte, NC      97.0    95.4   93.8    706     685    655
Paces Village    Greensboro, NC     93.5    93.5      -    684     693      -


Communities acquired December 1997 (2):
Abbington
   Place (3)     Greensboro, NC     91.8       -      -    785       -      -
Pepperstone      Greensboro, NC     92.4       -      -    675       -      -
Savannah Place   Winston-Salem,     96.9       -      -    782       -      -
                 NC
Waterford Place  Greensboro, NC     93.7       -      -    878       -      -


Chrysson Communities under construction (4):
Allerton Place   Greensboro, NC        -       -      -      -       -      -
Summerlyn
   Place         Burlington, NC        -       -      -      -       -      -
Brookford Place  Winston-Salem,        -       -      -      -       -      -
                 NC


(1) Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2) Added as Phase I of the Chrysson acquisition. Average economic occupancy and average monthly rental per occupied unit for December 1997. (3) Phase I of this community, containing 240 units, was completed in 1994. Phase II, containing 120 units, was completed in 1997.
(4) To be acquired upon completion and lease up.

                         RESTAURANT PROPERTIES LOCATIONS


Virginia (28 properties)           Orange                         Chapel Hill
                                     200 Madison Road               213 West Franklin Street
Ashland
  106 North Washington Hwy.        Petersburg                     Denver
                                     1865 Crater Road, South        Route 1
Blackstone
  North Main Street                Richmond                       Eden
                                     921 Myers Street               202 West Kings Highway
Bluefield                            6850 Forest Hill Avenue
  701 South College Street           7917 Midlothian Pike         Fayetteville
                                                                    3505 Ramsey Street
Chester                            Roanoke                          360 North Eastern Boulevard
  12401 Jefferson Davis Hwy.         4407 Abenham Avenue, SW        5224 Bragg Boulevard
                                     3401 Hollins Road
Clarksville                                                       Gastonia
  916 Virginia Avenue              Rocky Mount                      816 East Franklin Street
                                     322 Tanyard Road, NE           1525 North Chester Street
Clintwood
  U.S. Highway 83                  Smithfield                     Hillsborough
                                     Smithfield Shopping Center     380 S. Churton Street
Dublin
  208 College Avenue               Staunton                       Kinston
                                     1201 Greenville Avenue         200 West Vernon Street
Franklin                                                            1404 Richlands Street
  105 North Mechanic Street        Verona
                                     160 East Route 612           Mt. Airy
Galax                                                               507 Willow Street
  425 Main Street                  Virginia Beach
                                     4261 Holland Road            Newton
Hopewell                             1951 Lynnhaven Parkway         South Ashe & North "D" St.
  East City Point Road
                                   Wise                           Siler City
Lebanon                              US Highway 23, Business        Chatham Shopping Center
  Route 1
                                                                  Spring Lake
Lynchburg                          North Carolina                   400 South Main Street
  8411 Timberlake Road             (19 properties)
  2231 Langhorne road                                             Thomasville
                                   Bessemer City                    1116 East Main Street
Norfolk                              Route 1                        Randolph Street
  3908 Princess Anne Road
                                   Burlington
                                     2712 Alamance Road


ITEM 3.  LEGAL PROCEEDINGS

      We are a party to a variety of legal proceedings arising in the ordinary course of business. We do not expect any of these matters, individually and in aggregate, to have a material adverse impact on the Company.

      In the event a claim were successful, we believe that we are adequately covered by insurance and indemnification agreements. We have insurance coverage on each of our apartment communities. Our restaurant properties are subject to an indemnification agreement whereby Enterprises, the lessee, is responsible for all claims arising from a restaurant property. In addition, Enterprises is required to provide insurance, which identifies the Company as a named insured, on each restaurant property. Each apartment property that is managed but not owned by us is covered by an insurance policy under which we are a named insured. As to claims to which we have become a successor party-in-interest to BT Venture Corporation, we received, as part of the acquisition of BT Venture Corporation, an indemnification agreement from the shareholders of BT Venture Corporation which, subject to certain limitations, indemnifies us from loss arising out of a claim against BT Venture Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

We have set forth below a listing and brief biography of each of the executive officers of the Company.

            Name               Age                        Position                         Officer Since
----------------------------- ------- -------------------------------------------------- -------------------
D. Scott Wilkerson            40      Director, President and                            October 1994
                                      Chief Executive Officer
Philip S. Payne               46      Director, Executive Vice President,                October 1994
                                      Treasurer and Chief Financial Officer
Pamela B. Novak               44      Vice President, Controller and                     October 1994
                                      Chief Accounting Officer
Douglas E. Anderson           50      Vice President, Secretary                          April 1987

      D. Scott Wilkerson--Director, President and Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation in 1987 and served in various officer level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development, before becoming President in January 1994. He was named Chief Executive Officer in April 1995, and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. Mr. Wilkerson received a B.S. degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed certified public accountant and licensed real estate broker. He is a member of the Board of Directors of the Apartment Association of North Carolina and the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

      Philip S. Payne--Director, Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BT Venture Corporation in 1990 as Vice President of Capital Market Activities and became Executive Vice President and Chief Financial Officer in January 1993. He was named Treasurer in April 1995 and a Director in December 1997. From 1987 to 1990 he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987 he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a B.S. degree from the College of William and Mary in 1973 and a J.D. degree in 1978 from the same institution. Mr. Payne is a member of the Editorial Board of The REIT Report, a publication of the National Association of Real Estate Investment Trusts.

      Pamela B. Novak--Vice President, Controller and Chief Accounting Officer. Ms. Novak joined BT Venture Corporation in 1993 as Controller and became Vice President and Chief Accounting Officer in October 1994. From 1984 to 1993, Ms. Novak was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a B.S. degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant.

      Douglas E. Anderson--Vice President and Secretary. Mr. Anderson has served as Vice President and Secretary since our inception in 1987. He has been with Enterprises since 1977 and is currently a director, executive vice president and secretary of Enterprises. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of Enterprises. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina. He received a B.S. degree in finance and accounting from the University of North Carolina at Chapel Hill in 1970.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

      Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 1,700 shareholders of record on March 12, 1998. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of March 12, 1998, the closing price of the Company's common stock was $14 3/4 per share.

                                                                     Dividends
                                       Stock Price                     Paid
                            High           Low          Close        Per Share
                        -------------- ------------- ------------- -------------

1997
   Fourth quarter           $17 1/8        $13 3/4       $13 7/8         $0.31
   Third quarter             16 1/2         12 1/2        16 1/2          0.31
   Second quarter            13             11 7/8        12 7/8          0.31
   First quarter             13 1/8         12 3/8        12 5/8          0.31

1996
   Fourth quarter            13 1/4         12 1/8        12 1/2          0.31
   Third quarter             13 1/4         12 3/8        12 7/8          0.31
   Second quarter            13 3/8         11 1/2        12 5/8          0.31
   First quarter             13 3/4         12 1/4        13 1/4          0.31

      We have paid regular quarterly dividends to holders of our common stock since our inception, and we intend to continue to do so. We anticipate that we will pay all dividends from current funds from operations. We expect to continue to pay a dividend of $0.31 per quarter. On an annualized basis, this would be $1.24 per share. We expect distributions to substantially exceed the 95% annual distribution requirement for a REIT.

      We have a dividend reinvestment plan that is available to all shareholders of record. Under this plan, as amended in July 1996, the plan administrator, First Union National Bank of North Carolina, reinvests dividends on behalf of plan participants in our common stock. First Union will either issue new shares or purchase shares on the open market, at our direction. In addition, shareholders who participate in the plan may elect to make direct cash investments or supplement their reinvestment program with additional cash investments of any amount from $25 to $10,000 per quarter. Participants do not pay any commissions on stock purchased under the plan.

Sales of Unregistered Securities

      We issued 16,300 shares of common stock in 1997 pursuant to the BT Venture Corporation acquisition agreement, which provided for quarterly payments of stock or cash if certain financial targets were attained. The shares were issued to the former shareholders of BT Venture

Corporation, B. Mayo Boddie and Nicholas B. Boddie. B. Mayo Boddie is a director of the Company. The shares were issued pursuant to an exemption from the registration requirements of Section 4(2) of the Securities Act of 1933.

      In January 1998, we issued an additional 43,438 shares of common stock to the former shareholders of BT Venture Corporation in final payment for additional consideration related to that acquisition.


ITEM 6.  SELECTED FINANCIAL DATA

      We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

      This financial information includes all apartment communities and restaurant properties that we owned. While the number of restaurant properties has remained constant, you should note in reviewing this information that we acquired apartment properties throughout the periods presented. Therefore, the information is not comparable between periods.

                                                             Year ended December 31
                                         1997          1996          1995           1994          1993
                                     ------------- ------------- -------------- ------------- --------------
                                               (in thousands, except per share and property data)
Operating data:
Revenue:
  Apartment rental income            $   11,197    $    9,791    $    8,476     $    3,889    $    1,245
  Restaurant rental income                4,500         4,500         4,649          5,047         5,165
  Equity and other income                   555           217           600            322            16
                                     ------------- ------------- -------------- ------------- --------------
Total revenue                            16,251        14,508        13,726          9,258         6,426
Expenses:
  Depreciation                            2,686         2,440         2,204          1,415           973
  Amortization                              580           535           405            233            92
  Apartment operations                    3,546         2,977         2,481          1,101           360
  Corporate administration                1,000           894         1,286            887           502
  Interest                                6,487         5,946         5,362          2,802         1,442
  Write-off of deferred costs                 -             -           359            518           600
                                     ------------- ------------- -------------- ------------- --------------
Total expenses                           14,299        12,792        12,097          6,956         3,970
                                     ------------- ------------- -------------- ------------- --------------
Income before minority
  interest of Unitholders                 1,953         1,716         1,628          2,302         2,455
Minority interest in
  Operating Partnership                      39             -             -              -             -
                                     ------------- ------------- -------------- ------------- --------------
 Income before
  extraordinary item                 $    1,913    $    1,716    $    1,628     $    2,302    $    2,455
                                     ============= ============= ============== ============= ==============
Net income                           $    1,730    $    1,716    $    1,628     $    2,302    $    2,455
                                     ============= ============= ============== ============= ==============
Basic earnings per share (1)         $     0.54    $     0.57    $     0.54     $     0.80    $     0.86
                                     ============= ============= ============== ============= ==============
Diluted earnings per share (1)       $     0.52    $     0.56    $     0.54     $     0.80    $     0.86
                                     ============= ============= ============== ============= ==============


                                                             Year ended December 31
                                         1997          1996          1995           1994          1993
                                     ------------- ------------- -------------- ------------- --------------
                                               (in thousands, except per share and property data)
Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities              $  128,050     $  66,610     $  55,316      $  54,724     $  14,352
  Restaurant properties                  43,205        43,205        43,205         43,205        43,205
Real estate assets, net                 157,108        98,354        89,500         91,101        52,140
Total assets                            166,112       103,436        94,352         95,954        54,643
Total debt                               93,436        77,352        67,162         66,884        26,894
Minority interest                        12,346             -             -              -             -
Shareholders' equity                     55,785        24,902        26,200         27,968        27,252

Apartment Property data:
Apartment communities
  owned at year end                           9             5             4              3             1
Apartment units owned
  at year end                             2,208         1,328         1,130            946           336
Average apartment
  economic occupancy                       95.3%         94.1%         95.3%          94.6%         94.4%
Average monthly revenue
  per occupied unit                  $      698     $     684     $     657      $     624     $     576

Other data:
EBITDA                               $   11,706     $  10,637     $   9,600      $   6,751     $   4,963
Funds from operations (2)                 4,804         4,472         4,450          4,291         4,029
Funds available
  for distribution (2)                    4,349         3,835         3,961          4,253         4,055
Net cash provided by
  (used in):
  Operating activities               $    5,007     $   4,800     $   4,476      $   4,496     $   4,066
  Investing activities                  (48,095)      (11,020)         (832)       (18,729)      (16,157)
  Financing activities                   44,705         6,361        (3,895)        15,063        11,152
Weighted average number of
  shares outstanding                      3,180         3,027         3,006          2,855         2,850

(1) Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement 128, see the notes to the financial statements.

(2) Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."

      We define funds available for distribution as funds from operations plus non-cash expense for amortization of loan costs, less scheduled principal payments on our debt and less recurring capital expenditures.

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, funds from operations and funds available for distribution provide investors with additional measures to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

      -- to be alternatives to net income as reliable measures of the Company's operating performance, or
      --   to be alternatives to cash flows as measures of liquidity.

      Funds from operations and funds available for distribution do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations and funds available for distribution do not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles. Further, funds from operations and funds available for distribution as disclosed by other REITs may not be comparable to our calculation of funds from operations or funds available for distribution.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Overview

      This discussion analyzes our operations for the full years of 1997, 1996, and 1995. During the time period covered by this discussion, we have undergone a number of significant changes. These changes have resulted in a marked increase in our total assets, revenues, expenses and debt. In reading this discussion, it might help if you keep certain key events and general trends in mind:

      -From our inception in 1987 to 1992, our assets primarily consisted of 47 restaurant properties. In 1993, we began to change our focus from restaurant properties to apartment communities. We purchased our first apartment community in 1993 and purchased a total of eight more apartment communities during 1994 through 1997. As of December 31, 1997, we owned nine apartment communities and the original 47 restaurant properties.

      -Prior to 1994, we operated as an externally administered and externally managed REIT. A paid advisor provided day-to-day management and operations. We had no paid employees and minimal corporate overhead expenses. Essentially, our only management expense was the fee paid to the advisor. In October 1994, we purchased BT Venture Corporation and its apartment management business. We terminated our relationship with the advisor and became a self-administered and self-managed REIT.

      -As part of the purchase of BT Venture Corporation in 1994, we acquired its apartment management business. We began to receive management fee income from, and incur the expenses associated with, the property management business. In May 1995, we formed BNP Management, Inc. (the
      "Management Company") and transferred all of the third-party apartment management business we had acquired from BT Venture Corporation to the Management Company. All of our third-party property management activities are now conducted through the Management Company. The Management Company currently manages seven apartment communities and two shopping centers owned by other parties.

      As a result of the creation of the Management Company, we no longer receive property management fees, nor do we incur expenses associated with providing these services. Because we do not control the voting stock of the Management Company, we account for our investment in the Management Company using the equity method of accounting. This means that instead of adding the Management Company's revenues, expenses, assets and liabilities to our revenues, expenses, assets and liabilities, we show our portion of the net income of the Management Company as a line item on our income statement, and the amount we have invested in the Management Company as a line item on our balance sheet. Because of our substantial economic ownership interest, our portion of the net income of the Management
      Company represents substantially all of the Management Company's net income.

      -Restaurant sales and restaurant rental income have been declining since 1992. The decline in restaurant sales appears to be the result of increasing competition and widespread price discounting in the fast food industry. Also contributing to the decline has been the lack of a strong hamburger product on the Hardee's menu. Enterprises, the restaurant operator, and Hardee's Food Systems, Inc., the restaurant franchisor, are taking steps to improve restaurant sales. These steps include a new advertising campaign, the introduction of several new food items, and a return to the charbroil cooking method. To date, we have not seen improvement in restaurant sales. In August 1997, CKE Restaurants, Inc. purchased Hardee's Food Systems. CKE is the owner and operator of "Carl's Jr.," a fast food hamburger chain with approximately 680 restaurants.

      -Our acquisition of four apartment communities, a common stock offering, and retirement of substantial debt in December 1997 had, and will have, a significant impact on our financial position and operating results. In addition, we have already committed to acquire three additional apartment communities that are currently under construction.

      We receive revenue from two principal sources--apartment rents and restaurant rents. In addition, we have other income that consists primarily of revenue from the Management Company and interest income. As a result of our apartment acquisitions, our total revenue has increased significantly. In addition, the percentage of our total revenue that comes from apartments has increased.


Results of Operations

1997 Compared to 1996

Revenues

      Total revenue for 1997 was $16.3 million, an increase of 12.0% over 1996. This increase is primarily due to the acquisition of four apartment communities in December 1997 and the acquisition of one apartment community in April 1996. Apartment rental income accounted for 68.9% of our total revenue in 1997 as compared to 67.5% in 1996.

      Apartment rental income for 1997 was $11.2 million, an increase of 14.4% over 1996. While this increase is primarily the result of apartment community acquisitions, apartment operations also showed improvement. For the four apartment communities owned for the full year in both 1997 and 1996, apartment rental income increased by 3.1%. On a same-units basis, average economic occupancy improved by 1.3%, while average monthly revenue per occupied unit increased by 1.5%. For 1997, overall average economic occupancy at our apartment communities was 95.3% and average monthly revenue per occupied unit was $698.

      As of December 31, 1997, we owned apartment communities in Charlotte, Greensboro and Winston-Salem, North Carolina and Virginia Beach, Virginia. Our apartments are priced in the moderate to moderately high range for apartments available within these markets. Despite a substantial amount of new construction, especially in Charlotte and Greensboro, we believe these markets have remained relatively strong. This strength is primarily attributable to demand for apartments created by continued population and job growth. While we experienced a nominal reduction in our average economic occupancy in 1996, we have successfully maintained a slight increase in average monthly revenue per unit, and we increased average physical occupancy to 94.8% in 1997 compared to 93.7% in 1996.

      We utilized three techniques to achieve these results:

      -monitoring and managing lease expiration dates;
      -encouraging residents to sign longer term leases, up to 24 months; and -providing incentives for residents who renew their leases.

     At December 31, 1997, approximately one-third of our leases in effect were for a duration of 13 months or more. While we expect some competitive pressure in our markets in 1998, we do not expect this will have a material adverse effect on our operations or cash flows.

      Restaurant rental income was the minimum rent for 1997 and 1996. Under the terms of the lease agreement, restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875% of food sales. For 1997, sales at our restaurant properties totaled $44.2 million, a decrease of 1.7% compared to 1996. For rent payments based on percentage rent to resume, sales would have to increase by 3.0% over 1997 sales levels.

      Our interest in the net income of the Management Company increased by 40.6% to $210,000 in 1997 as compared to 1996. This increase was primarily due to the Management Company's receipt during the first quarter of 1997 of refinancing fees from two managed properties and certain one-time sales commissions from two managed properties. Also contributing to the increase were fees the Management Company received for its planning and supervision of a substantial rehabilitation project at The Villages of Chapel Hill, one of its managed properties. We do not expect the operations of the Management Company to have a significant effect on our financial position, operating results or cash flows in future periods.

      Interest and other income increased by 408.8% to $345,000 in 1997 as compared to 1996. This increase was primarily due to approximately $120,000 interest and $44,000 fees earned on loans made to facilitate the rehabilitation of The Villages of Chapel Hill, for which we advanced approximately $1.9 million in 1997. During 1997, we incurred interest expense of approximately $71,000 on the borrowings we used to fund these advances. In addition, we earned fees of $98,000 in 1997 for arranging refinancing for Woods Edge Apartments, a property managed by our Management Company.

Expenses

      Total expenses for 1997 were $14.3 million, an increase of 11.8% over 1996. This increase is due to the acquisition of four apartment communities in December 1997 and the acquisition of one apartment community in April 1996, along with an overall increase in apartment operations expense.

      Apartment operations expense was $3.5 million in 1997, an increase of 19.1% over 1996. This increase reflects the impact of apartment acquisitions in 1997 and 1996, as well as increased costs associated with attracting and retaining residents in a more competitive apartment market. In order to increase the visibility of our apartment communities, we have substantially increased the amount we spend on advertising. We have also increased our spending on preventive maintenance. We believe that, in order to preserve our competitive position, it is essential to maintain our apartment communities in the best possible condition. Apartment operations expense totaled 31.7% of related income in 1997 as compared to 30.4% in 1996.

      Operating expenses for restaurant properties are insignificant because of the restaurant properties' triple-net lease arrangement that requires Enterprises to pay virtually all of the expenses associated with the restaurant properties.

      Depreciation expense was $2.7 million in 1997, an increase of 10.1% over 1996. The increase in depreciation expense is primarily attributable to apartment community acquisitions of $60.7 million in December 1997 and $10.6 million in April 1996.

      Amortization expense was $580,000 in 1997, an increase of 8.5% over 1996. The increase in amortization expense is primarily attributable to quarterly additions to the intangible asset related to the earn-out provision of the 1994 BT Venture Corporation acquisition agreement. The earn-out period related to this acquisition agreement ended September 1997, and there will be no further additions to this intangible asset.

      Administrative expense was $1.0 million in 1997, an increase of 11.8% over 1996. This increase reflects additions to property management corporate staff along with a one-time charge of approximately $50,000 related to our reincorporation in Maryland in 1997.

      Interest expense totaled $6.5 million in 1997, an increase of 9.1% over 1996. The increase in interest expense is primarily due to the addition of $38.1 million of debt related to the acquisition of four apartment communities in December 1997 and the addition of $10.7 million of debt related to the acquisition of one apartment community in April 1996. Weighted average interest rates were 8.0% in 1997 and 1996.

Net income

      Net income before an extraordinary item for early extinguishment of debt in 1997 was $1.9 million, an increase of 11.5% over 1996. The increase was primarily the result of improved apartment revenues and the substantial increase in equity and other income.

      In December 1997, we applied proceeds of a common stock offering to prepay approximately $32.2 million in debt. In conjunction with these prepayments, we wrote off unamortized loan costs of $227,000. We have reported our net write-off (after minority interest) of $183,000 as an extraordinary item in the 1997 financial statements.

1996 compared to 1995

Revenues

      Total revenue for 1996 was $14.5 million, an increase of 5.7% over 1995. This increase is primarily due to the acquisition of Paces Village in April 1996 and continued improvement in apartment operations. Apartment rental income accounted for 67.5% of our total revenue in 1996 as compared to 61.8% in 1995.

      Apartment rental income for 1996 was $9.8 million, an increase of 15.5% over 1995. This increase reflects the acquisition of Paces Village in April 1996 along with improvements in apartment operations. For the four apartment communities owned for the full year in both 1996 and 1995, apartment rental income increased by 3.3%. On a same-units basis, average economic occupancy declined by 0.7%, but was more than offset by an increase in average monthly revenue per occupied unit of 4.1%. For 1996, overall average economic occupancy at our apartment communities was 94.1% and average monthly revenue per occupied unit was $685. For 1995, overall average economic occupancy at our apartment communities was 95.3% and average monthly revenue per occupied unit was $657.

      The increase in apartment rental income in 1996 was partially offset by a decrease in restaurant rental income. In 1996, restaurant rental income was $4.5 million, a decrease of 3.2% as compared to 1995. For 1996, sales at our restaurant properties totaled $45.0 million, a decrease of 4.4% compared to 1995. The difference in comparisons of restaurant rental income and related sales was the result of the minimum rent provision of the restaurant lease. In December 1995, we entered into a modification of the lease with Enterprises that increased the minimum rent from $3.46 million per year to $4.5 million per year. Under the restaurant lease, annual restaurant rent is the greater of the minimum rent or 9.875% of food sales. The decline in restaurant sales appeared to be a continuation of the trend that began in 1993, along with the impact of severe weather in January 1996.

      Also offsetting the increase in apartment rental income in 1996 was the elimination of property management fee income in 1996, reflecting the creation of the Management Company in May 1995. As a result of creation of the Management Company in 1995, we did not receive any property management fees in 1996 compared to $515,000 in 1995. We did, however, receive equity income from the Management Company of approximately $149,000 in 1996 as compared to $48,000 in 1995.

Expenses

      Total expenses in 1996 were $12.8 million, an increase of 5.7% over 1995. This increase was primarily due to the acquisition of Paces Village in April 1996.

      Apartment operations expense was $3.0 million in 1996, an increase of 20.0% over 1995. The increase reflects the impact of the Paces Village acquisition in 1996, as well as increased operating expenses. Apartment operations expense totaled 30.4% of related income in 1996 as compared to 29.3% in 1995. The increases in apartment operating expenses in 1996 were primarily attributable to increased costs associated with attracting and retaining residents as well as an increased emphasis on preventive maintenance.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires Enterprises to pay virtually all of the expenses associated with the restaurant properties.

      Depreciation expense was $2.4 million in 1996, an increase of 10.7% over 1995. This increase was due primarily to the acquisition of Paces Village ($10.6 million) in April 1996.

      Amortization expense was $535,000 in 1996, an increase of 32.0% over 1995. The increase in amortization expense is attributable to the acquisition of Paces Village and to quarterly additions to the intangible asset related to the earn-out provision of the 1994 BT Venture Corporation acquisition agreement.

      Administrative expense was $894,000 in 1996, a decrease of 32.4% from 1995. This decrease reflects the transfer of our property management activities to the Management Company in May 1995.

      Interest expense totaled $5.9 million in 1996, an increase of 10.9% over 1995. This increase was primarily due to an additional $10.7 million of indebtedness incurred in connection with the acquisition of Paces Village in 1996.

Net income

      Net income for 1996 was $1.7 million, an increase of 5.4% over 1995. This increase was due to the write-off of $359,000 in deferred costs in 1995. If the write-off had not occurred in 1995, our net income for 1996 as compared to 1995 would have declined, primarily as the result of increased depreciation and amortization related to apartment property acquisitions.

Funds from Operations

      Funds from operations and funds available for distribution are defined in footnote 2 on page 13. We calculated funds from operations as follows (all amounts in thousands):

                                                                   1997            1996           1995
                                                               -------------- --------------- --------------
Income before minority interest
   and extraordinary item                                        $  1,953       $  1,716        $  1,628
Depreciation                                                        2,686          2,440           2,204
Amortization of management intangible                                 380            315             258
Write-off of deferred costs                                             -              -             359
Non-recurring equity income items                                    (103)             -               -
                                                               -------------- --------------- --------------
Funds from operations before minority interest
   in Operating Partnership                                         4,916          4,472           4,450
Minority interest in funds from operations
   of Operating Partnership                                          (111)             -               -
                                                               -------------- --------------- --------------
Funds from operations                                            $  4,804       $  4,472        $  4,450
                                                               ============== =============== ==============

      A  reconciliation   of  funds  from  operations  to  funds  available  for
distribution follows (all amounts in thousands):

                                                                   1997            1996           1995
                                                               -------------- --------------- --------------
Funds from operations before minority interest
   in Operating Partnership                                      $  4,916       $  4,472        $  4,450
Amortization of loan costs                                            200            219             147
Scheduled debt principal payments                                    (495)          (460)           (397)
Recurring capital expenditures                                       (375)          (396)           (239)
Non-recurring equity income items                                     103              -               -
                                                               -------------- --------------- --------------
Funds available for distribution                                 $  4,349       $  3,835        $  3,961
                                                               ============== =============== ==============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                                   1997            1996           1995
                                                               -------------- --------------- --------------
Net cash provided by (used in):
   Operating activities                                         $   5,006      $   4,800       $   4,476
   Investing activities                                           (48,095)       (11,020)           (832)
   Financing activities                                            44,705          6,361          (3,895)

Dividends and distributions paid to:
   Shareholders                                                 $   3,854      $   3,751       $   3,729
   Minority unitholders in Operating Partnership                        -             na              na

Non-recurring capital expenditures:
   Acquisition improvements and replacements                    $      71      $     143       $     285
   Other apartment property improvements                              221             22               2


                                                                   1997            1996           1995
                                                               -------------- --------------- --------------
Weighted average common shares outstanding                          3,180          3,027           3,006
Weighted average Operating Partnership
   minority units outstanding                                          81             na              na

      The additions of apartment communities and improvement in apartment operations have more than offset the decline in restaurant rental income, producing increases in funds from operations. Funds from operations in 1997 (before minority interest) totaled $4.9 million, an increase of 9.9% over 1996. Funds from operations in 1996 totaled $4.5 million, an increase of 0.5% over 1995 funds from operations of $4.4 million.

Capital Resources and Liquidity

Capital Resources

      Prior to acquiring our first apartment community, our capital requirements were minimal, as all capital costs related to the restaurant properties were borne by Enterprises under the terms of the master lease. In order to acquire our apartment communities and management operations, we incurred additional debt and issued additional common stock. The additional debt consists of first and second mortgages, secured by the acquired apartment communities, and draws against our credit lines.

      In 1997, we reorganized to an UPREIT structure, a structure that many REITs currently use. UPREIT stands for "umbrella partnership real estate investment trust." An UPREIT is a real estate investment trust that controls and holds most of its properties through an umbrella limited partnership. The umbrella limited partnership in our UPREIT is the Operating Partnership, Boddie-Noell Properties Limited Partnership.

      Prior to the reorganization, most property owners who sold us properties recognized gain on their sale. However, through our UPREIT structure, we can acquire properties in exchange for Operating Partnership units and trigger no immediate tax obligations for certain sellers. We believe that our conversion to an UPREIT will therefore enable us to acquire properties not otherwise available or at lower prices because of the tax advantages to certain property sellers of receiving limited partnership interests instead of cash as consideration.

      In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock. In January 1998, we issued an additional 200,000 shares for the underwriters' over-allotment in this offering. We used proceeds of this offering to retire long-term debt (discussed below).

      We issued 950,032 Operating Partnership units in December 1997 in conjunction with the acquisition of four apartment communities, and have deferred issuing an additional 100,000 units until December 1998, and 100,000 units until December 1999 related to this acquisition. Under the terms of the acquisition agreement for these four communities and three communities that are currently under construction, we will issue up to 1.7 million units. Holders of these units will generally be able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year following issuance.

      In July 1996, we amended our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") to give us the option of issuing new shares directly to Plan participants. The Plan allows shareholders to reinvest their dividends in additional shares of our common stock and to make additional investments of $25 to $10,000 per quarter directly with us. During 1997 we issued 39,828 shares through the DRIP Plan. During 1996 we issued 19,207 shares through the Plan.

      During 1997, 1996 and 1995, we issued 80,750 shares of common stock as additional consideration for the 1994 acquisition of BT Venture Corporation. The earn-out period for this acquisition ended in September 1997. In January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation in final payment for additional consideration.

      In December 1997, we financed the purchase of four apartment communities with fixed rate first deed of trust loans totaling $38.1 million and an unsecured loan of $8.8 million. We applied proceeds of the common stock offering to retire the $8.8 million unsecured loan, to retire a $1.4 million variable rate second deed of trust, and to pay down $22.0 million of a fixed rate line of credit with a bank. In January 1998, we applied $1.9 million proceeds of the common stock offering underwriters' over-allotment proceeds to pay off the outstanding balance of the line of credit. We are currently negotiating to increase our line of credit and to convert the loan to a revolving line of credit.

      In February 1997, we entered into a participating loan agreement with The Villages of Chapel Hill Limited Partnership. Under the terms of the agreement, we have committed to loan The Villages up to $2.6 million to fund a substantial rehabilitation of its apartment community. We also guaranteed a $1.5 million bank loan. In exchange, we received or will receive the following:

     -control  over  selection  of  the  property   management  provider  (which
      currently is the Management Company);
     -interest on our loan at the greater of 12.5% or the 30 day LIBOR rate plus 6.125%;
     -25% of the increase in gross revenue in excess of $146,333 per month from the property over the next seven years; and -25% of the value of the property in excess of $10.0 million at the earlier of the end of seven years or upon its sale.

      We will fund advances to the Villages through draws on an existing credit facility, which currently bears interest at the 30 day LIBOR rate plus 2.25% and is secured by deeds of trust on three of our apartment communities. Through December 31, 1997, we had advanced The Villages $1.9 million. Under this arrangement, we will earn interest at a rate higher than we could otherwise obtain from the investment of funds in the ownership of apartment communities and at a rate in excess of our borrowing rate under our credit facility.

      During 1996, we financed the purchase of an apartment community with variable rate first and second deed of trust loans totaling $10.0 million (the $1.4 million second deed of trust loan was retired in 1997) and a $650,000 draw from our line of credit.

      During 1995, we applied $29.4 million proceeds from fixed rate loans to retire a mortgage note and pay off variable rate notes and a variable rate revolving line of credit totaling $29.3 million.

      A summary of long-term debt as of December 31, 1997 and 1996, is included in the notes to the financial statements in this Annual Report. At December 31, 1997, total long-term debt was $93.4 million, including $76.0 million notes payable at fixed interest rates ranging from 6.97% to 8.55%, and $17.4 million at variable rates indexed on 30 day LIBOR rates. The weighted average interest rate on debt outstanding was 7.6% at December 31, 1997, compared to 8.0% at December 31, 1996. A 1% increase in variable interest rates would increase our annual interest expense by approximately $153,000, while a 1% decrease in variable rates would decrease our annual interest expense by $174,000.

      At December 31, 1997, we had a debt-to-total market capitalization ratio of 50.6% compared to 66.8% at December 31, 1996. The debt-to-total market capitalization ratio is defined as total debt divided by the sum of our total debt and the market value of our outstanding shares of common stock and Operating Partnership units.

      We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of units, common stock and/or preferred stock, and additional debt. We may use our line or credit or fixed-rate, long-term debt to acquire apartment communities.

Cash Flows and Liquidity

      We capitalize expenditures if we make them to acquire a new asset, to materially enhance the value of an existing asset, or to substantially extend the useful life of an existing asset. We generally funded additions to apartment properties from cash provided by operating activities and proceeds of common stock issued through our DRIP Plan.

      We paid dividends of $0.31 per share per quarter in each quarter of 1997, 1996 and 1995. Our dividend payout ratio (the ratio of dividends paid to funds from operations) was 80.2% in 1997, 83.9% in 1996, and 83.8% in 1995. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 95% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

Short- and Long-Term Liquidity Requirements

      A summary of scheduled principal payments on long-term debt is included in the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

      -two loans payable to affiliates in May 1999 ($7.1 million);
      -our credit line in December 1999 ($1.9 million at December 31, 1997; subsequently reduced to $0 outstanding in January 1998); and -the note payable secured by a deed of trust on Latitudes in January 2000 (balloon of approximately $12.5 million).

      We continue to produce sufficient cash flow to fund our regular dividend and have positioned the Company for future growth. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the

REIT operating requirements in both the short- and the long-term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings or long-term debt. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

      We received approximately 27.7% of our revenue in 1997 from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties.

      Over time, we expect that restaurant rental income will represent a decreasing percent of our total revenue. However, until we are able to substantially increase our apartment portfolio or dispose of the restaurant properties, restaurant rent will remain a significant portion of our revenue. As a result, Enterprises' ability to meet its obligations under the master lease will have a meaningful impact on our financial well being. The ability of Enterprises to satisfy the requirements of the master lease depends on its liquidity and capital resources. Historically, Enterprises has met its liquidity needs through cash flow generated from operations and through reliance on its credit facility.

      Enterprises' principal line of business is the operation of approximately 365 Hardee's restaurants, 47 of which are owned by the Company. The continued decline in its restaurant sales has had a material negative impact on Enterprises' operating cash flow. We have had extensive discussions with management of Enterprises and have reviewed Enterprises' financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease and credit facility as well as its general corporate operating needs.

      The table below shows certain information with respect to the liquidity and capital resources of Enterprises. The information is derived from Enterprises' unaudited financial statements for the fiscal year ended December 31, 1997. Enterprises is an S Corporation for federal and state income tax purposes; therefore, its cash flow generated from operations does not include a deduction for corporate income tax expense.

  Current assets                                               $  27,284,000
  Total assets                                                   265,172,000
  Current liabilities                                             30,771,000
  Total debt, including current portion of $5,400,000            116,895,000
  Shareholders' equity                                            89,392,000
  Net cash provided by operating activities                       15,753,000

Inflation

      We do not believe that inflation poses a material risk to the Company. The leases at our apartment properties are short-term in nature. None are longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

Environmental Matters

      Phase I environmental studies performed on the apartment communities did not identify any problems that we believe would have a material adverse effect on our results of operations, liquidity or capital resources. Environmental transaction screens for each of the restaurant properties in 1995 did not indicate existence of any environmental problems that warranted further investigation. Enterprises has indemnified us for environmental problems associated with the restaurant properties under the master lease.

Recently Issued Accounting Standards

      In 1997 the Financial Accounting Standards Board issued Statements No. 130, Reporting Comprehensive Income, and No. 131, "Disclosures About Segments of an Enterprise and Related Information." These Statements are effective for periods beginning after December 15, 1997. Statement 130 establishes requirements for reporting and displaying comprehensive income and its components. Statement 131 establishes standards for the way that public companies report information about operating segments and related information in interim and annual financial statements. We expect that adoption of these statements will not have a material impact on our financial statements.


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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 15, 1998, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.


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

                                       Index to Financial Statements

                                                                                     Page
Financial Statements and Notes:
   Reports of Independent Auditors                                                     31
   Consolidated Balance Sheets as of December 31, 1997 and 1996                        33
   Consolidated Statements of Operations for the Years Ended                           34
      December 31, 1997, 1996 and 1995
   Consolidated Statements of Shareholders' Equity for the Years Ended                 35
      December 31, 1997, 1996 and 1995
   Consolidated Statements of Cash Flows for the Years Ended                           36
      December 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements                                          37
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                             49

      The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

      The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     2.1* Master Agreement of Merger and Acquisition by and among Boddie-Noell Properties, Inc., Boddie-Noell Properties Limited
               Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthews G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2* Exchange Option Agreement by and among Boddie-Noell Properties Limited Partnership, Boddie-Noell Properties, Inc., and the owners of the Chrysson affiliates listed therein, dated as of September 22, 1997 (filed as Exhibit 2.2 to Registration
               Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)

     2.3*      Amendment  to Master  Agreement of Merger and  Acquisition  dated
               September 22, 1997, by and among Boddie-Noell Properties, Inc., Boddie-Noell Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James
               D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to Boddie-Noell Properties, Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1* Articles of Incorporation (filed as Exhibit 3.1 to Boddie-Noell Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
     3.2* By-Laws (filed as Exhibit 3.2 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
    10.1* Acquisition Agreement by and among Boddie-Noell Restaurant Properties, Inc., BT Venture Corporation and Related Entities dated June 7, 1994 (filed as an exhibit in Schedule 14A of Proxy Statement dated June 15, 1994, and incorporated herein by reference)
    10.2* Amended and Restated Master Lease Agreement dated December 21, 1995, between Boddie-Noell Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit 10.1 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference)
    10.3* Loan Agreement dated December 27, 1995, between Boddie-Noell Properties, Inc. and SouthTrust Bank of Alabama, NA (filed as
               Exhibit 10.2 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference)
    10.4* Loan Agreement as of February 27, 1997, by and between The Villages of Chapel Hill Limited Partnership and Boddie-Noell Properties, Inc. (filed as Exhibit 10 to Boddie-Noell Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference)
    10.5* Modification to Loan Agreement, dated August 1, 1997, between Boddie-Noell Properties, Inc. and SouthTrust Bank of Alabama, NA (filed as Exhibit 10.8 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
    10.6* Form of Agreement of Limited Partnership of Boddie-Noell Properties Limited Partnership (filed as Exhibit 10.9 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
    10.7* Form of Registration Rights Agreement (filed as Exhibit 10.11 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
    10.8* Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and Incentive Plan effective August 4, 1994 (filed as an exhibit in
               Schedule 14A of Proxy Statement dated June 15, 1994, and incorporated herein by reference)
    10.9* Form and description of Incentive Stock Option Agreements dated October 17, 1994, between the Company and certain officers (filed as Exhibit 10.8 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31, 1994, and incorporated herein by reference)
    10.10* Form and description of Nonqualified Stock Option Agreements dated October 17, 1994, between the Company and certain officers (filed as Exhibit 10.9 to Boddie-

               Noell  Properties,  Inc. Annual Report on Form 10-K dated
               December  31, 1994,  and  incorporated herein by reference)
    10.11      Form and description of Incentive Stock Option  Agreements  dated
               April 1, 1997, between the Company and certain officers
    10.12      Form and  description  of  Nonqualified  Stock Option  Agreements dated April 1, 1997, between the Company and certain officers
    10.13      Amendment to Incentive Stock Option Agreement between the Company and W. Craig Worthy dated June 5, 1997
    10.14      Amendment to Nonqualified Stock Option Agreement between the
               Company and W. Craig Worthy dated June 5, 1997
    10.15*     Form and  description  of  Employment  Agreements  dated July 15,
               1997,  between the Company and certain officers (filed as Exhibit
               10 to Boddie-Noell Properties, Inc. Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1997, and incorporated herein by reference)
    21         Subsidiaries of the Registrant
    23.1       Consent of Ernst & Young LLP
    23.2       Consent of Arthur Andersen LLP
    27         Financial Data Schedule (electronic filing)

* Incorporated herein by reference

Exhibits 10.8 through 10.15 are management contracts or compensatory plans.

(b) Reports on Form 8-K.

      We filed a Current Report on Form 8-K dated December 1, 1997, relating to the acquisition of four apartment communities.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BODDIE-NOELL PROPERTIES, INC.



Date:  March 24, 1998                       /s/ Philip S. Payne
                                            Philip S. Payne
                                            Executive Vice President and
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:
/s/ D. Scott Wilkerson              President and Chief Executive               March 24, 1998
D. Scott Wilkerson                  Officer, Director

/s/ Philip S. Payne                 Executive Vice President, Treasurer         March 24, 1998
Philip S. Payne                     and Chief Financial Officer, Director

/s/ Pamela B. Novak                 Vice President, Controller                  March 24, 1998
Pamela B. Novak                     and Chief Accounting Officer

/s/ B. Mayo Boddie                  Chairman of the Board of Directors          March 24, 1998
B. Mayo Boddie

/s/ Paul G. Chrysson                Director                                    March 24, 1998
Paul G. Chrysson

/s/ W. Michael Gilley               Director                                    March 24, 1998
W. Michael Gilley

/s/ Donald R. Pesta, Jr.            Director                                    March 24, 1998
Donald R. Pesta, Jr.

/s/ William H. Stanley              Director                                    March 24, 1998
William H. Stanley

                         Report of Independent Auditors



Board of Directors and Stockholders
Boddie-Noell Properties, Inc.


We have audited the accompanying consolidated balance sheets of Boddie-Noell Properties, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 1997 and 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boddie-Noell Properties, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 1997 and 1996 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP
                                                   ERNST & YOUNG LLP

Raleigh, North Carolina
January 9, 1998

Report of Independent Public Accountants



To the Shareholders of
Boddie-Noell Properties, Inc.:

We have audited the accompanying statements of operations, shareholders' equity and cash flows of Boddie-Noell Properties, Inc. (a Delaware corporation) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boddie-Noell Properties, Inc. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                      /s/ Arthur Andersen LLP


Charlotte, North Carolina,
   January 31, 1996.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                                            December 31
                                                                                      1997               1996
                                                                               ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                            $128,049,529        $ 66,610,048
   Restaurant properties                                                             43,205,075          43,205,075
                                                                               ------------------- ------------------
                                                                                    171,254,604         109,815,123
   Less accumulated depreciation                                                    (14,146,933)        (11,461,365)
                                                                               ------------------- ------------------
                                                                                    157,107,671          98,353,758
Cash and cash equivalents                                                             2,458,565             842,604
Rent and other receivables                                                               65,537              12,695
Prepaid expenses and other assets                                                       757,567             392,302
Investment in and advances to Management Company                                        214,761             261,598
Notes receivable                                                                      1,909,007                   -
Other assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                         2,739,888           2,744,912
   Deferred financing costs                                                             858,687             828,113
                                                                               ------------------- ------------------
Total assets                                                                       $166,111,683        $103,435,982
                                                                               =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                   $ 86,380,177        $ 70,295,957
Notes payable to affiliates                                                           7,056,300           7,056,300
Accounts payable and accrued expenses                                                   290,303              15,549
Accrued interest on mortgage and other notes payable                                    509,517             335,871
Accrued interest on notes payable to affiliates                                         130,522             125,518
Additional consideration due for acquisitions                                         3,172,136             355,570
Escrowed security deposits and deferred revenue                                         442,096             348,779
                                                                               ------------------- ------------------
                                                                                     97,981,051          78,533,544
Minority interest in operating partnership                                           12,345,663                   -
Shareholders' equity:
Common stock, $.01 par value,  100,000,000 shares  authorized,  5,630,775 shares issued and outstanding at December 31, 1997,
   3,074,647 shares issued and outstanding at December 31, 1996                          56,308              30,746
Additional paid-in capital                                                           67,503,012          34,522,816
Dividend distributions in excess of net income                                      (11,774,351)         (9,651,124)
                                                                               ------------------- ------------------
Total shareholders' equity                                                           55,784,969          24,902,438
                                                                               ------------------- ------------------
Total liabilities and shareholders' equity                                         $166,111,683        $103,435,982
                                                                               =================== ==================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations

                                                                               Years ended December 31
                                                                       1997             1996              1995
                                                                 ----------------- ---------------- -----------------
Revenues
Apartment rental income                                              $11,196,762       $ 9,790,713      $ 8,476,268
Restaurant rental income                                               4,500,000         4,500,000        4,649,250
Management fees                                                                -                 -          514,872
Equity in income of Management Company                                   209,867           149,298           48,063
Interest and other income                                                345,002            67,813           37,185
                                                                 ----------------- ---------------- -----------------
                                                                      16,251,631        14,507,824       13,725,638

Expenses
Depreciation                                                           2,685,718         2,440,417        2,204,199
Amortization                                                             580,344           534,663          405,182
Apartment operations                                                   3,545,555         2,976,876        2,480,920
Administrative                                                         1,000,302           894,360        1,323,232
Interest on notes payable to affiliates                                  510,731           499,676          540,572
Interest - other                                                       5,976,127         5,446,017        4,821,865
Write-off of deferred acquisition costs                                        -                 -          321,400
                                                                 ----------------- ---------------- -----------------
                                                                      14,298,777        12,792,009       12,097,370
                                                                 ----------------- ---------------- -----------------
Income before minority interest and extraordinary item                 1,952,854         1,715,815        1,628,268
Minority interest in operating partnership                                39,407                 -                -
                                                                 ----------------- ---------------- -----------------
Income before extraordinary item                                       1,913,447         1,715,815        1,628,268
Extraordinary item - loss on early extinguishment of debt                182,999                 -                -
                                                                 ----------------- ---------------- -----------------
Net income                                                           $ 1,730,448       $ 1,715,815      $ 1,628,268
                                                                 ================= ================ =================

Per share data:
Basic earnings per share --
   Income before extraordinary item                                  $      0.60       $      0.57      $      0.54
   Extraordinary item                                                      (0.06)                -                -
                                                                 ----------------- ---------------- -----------------
   Net income                                                        $      0.54       $      0.57      $      0.54
                                                                 ================= ================ =================
Diluted earnings per share --
   Income before extraordinary item                                  $      0.59       $      0.56      $      0.54
   Extraordinary item                                                      (0.07)                -                -
                                                                 ----------------- ---------------- -----------------
   Net income                                                        $      0.52       $      0.56      $      0.54
                                                                 ================= ================ =================
Dividends declared                                                   $      1.24       $      1.24      $      1.24
                                                                 ================= ================ =================
Weighted average shares outstanding                                    3,180,266         3,026,901        3,005,809
                                                                 ================= ================ =================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity

                                                                                        Dividend
                                                                      Additional     distributions
                                             Common Stock               paid-in       in excess of
                                        Shares         Amount           capital        net income         Total
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1994             2,990,990       $29,910      $33,452,611     $ (5,514,612)    $27,967,909
Common stock issued                         25,750           257          332,724                -         332,981
Dividends paid                                   -             -                -       (3,729,220)     (3,729,220)
Net income                                       -             -                -        1,628,268       1,628,268
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1995             3,016,740        30,167       33,785,335       (7,615,564)     26,199,938
Common stock issued                         57,907           579          737,481                -         738,060
Dividends paid                                   -             -                -       (3,751,375)     (3,751,375)
Net income                                       -             -                -        1,715,815       1,715,815
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1996             3,074,647        30,746       34,522,816       (9,651,124)     24,902,438
Common stock issued                      2,556,128        25,562       32,980,196                -      33,005,758
Dividends paid                                   -             -                -       (3,853,675)     (3,853,675)
Net income                                       -             -                -        1,730,448       1,730,448
                                     ------------- ---------------- ---------------- --------------- ----------------
Balance at December 31, 1997             5,630,775       $56,308      $67,503,012     $(11,774,351)    $55,784,969
                                     ============= ================ ================ =============== ================

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

                                                                                Years ended December 31
                                                                        1997             1996              1995
                                                                   ---------------- ---------------- -----------------
Operating activities
Net income                                                          $  1,730,448    $   1,715,815      $   1,628,268
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary item - loss on early extinguishment of debt             182,999                -                  -
   Minority interest in operating partnership                             39,407                -                  -
   Equity in income of Management Company                               (209,867)        (149,298)           (48,063)
   Depreciation and amortization                                       3,266,062        2,975,080          2,609,381
   Write-off of deferred costs                                                 -                -            359,123
   Changes in operating assets and liabilities:
      Rent and other receivables                                         (52,842)         232,122            248,489
      Prepaid expenses and other assets                                 (193,270)         (58,783)           (66,088)
      Accounts payable and accrued expenses                              318,405          (54,574)          (204,726)
      Security deposits and deferred revenue                             (75,281)         139,941            (50,656)
                                                                   ---------------- ---------------- -----------------
Net cash provided by operating activities                              5,006,061        4,800,303          4,475,728

Investing activities
Acquisitions of apartment properties                                 (45,772,106)     (10,666,580)                 -
Additions to apartment properties                                       (667,108)        (561,114)          (525,516)
Payment of deferred acquisition costs                                          -                -           (156,401)
Investment in Management Company                                               -             (165)                 -
Dividends received from Management Company                               153,307          158,293                  -
Repayment from (advances to) Management Company                          100,000           50,000           (150,000)
Investment in notes receivable                                        (1,909,007)               -                  -
                                                                   ---------------- ---------------- -----------------
Net cash used in investing activities                                (48,094,914)     (11,019,566)          (831,917)

Financing activities
Net proceeds from issue of common stock                               32,932,322          243,628                  -
Payment of dividends                                                  (3,853,675)      (3,751,375)        (3,729,220)
Proceeds from notes payable                                           48,765,007       10,650,000         33,925,000
Principal payments on notes payable                                  (32,680,787)        (459,528)       (33,646,771)
Payment of deferred financing costs                                     (458,053)        (321,721)          (444,320)
                                                                   ---------------- ---------------- -----------------
Net cash provided by (used in) financing activities                   44,704,814        6,361,004         (3,895,311)
                                                                   ---------------- ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                   1,615,961          141,741           (251,500)
Cash and cash equivalents at beginning of year                           842,604          700,863            952,363
                                                                   ---------------- ---------------- -----------------

Cash and cash equivalents at end of year                            $  2,458,565    $      842,604     $     700,863
                                                                   ================ ================ =================

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
December 31, 1997


Note 1.  Summary of Significant Accounting Policies

Basis of presentation
      The consolidated financial statements include the accounts of Boddie-Noell Properties, Inc. (the "Company") and Boddie-Noell Properties Limited Partnership (the "Operating Partnership"). The Company is the general partner and owns a majority interest in the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      We are a self-administered and self-managed real estate investment trust ("REIT") that owns and operates apartment communities in North Carolina and Virginia. We own nine apartment communities containing 2,208 apartments and have the right to acquire three additional apartment communities, containing 476 apartment units, which are currently under construction. We also own 47 restaurant properties, which we lease to Boddie-Noell Enterprises, Inc. ("Enterprises") under a master lease on a triple-net basis.

      The Company has a 1% voting interest and 95% economic interest in BNP Management, Inc. (the "Management Company"). We use the equity method to record this investment. The Management Company manages seven apartment communities, containing 1,495 apartment units, and two shopping centers that are owned by other parties.

UPREIT Structure
      In 1997 we converted to an UPREIT structure where the Company is the Operating Partnership's sole general partner. UPREIT stands for "umbrella partnership real estate investment trust." We contributed our real estate properties and all other assets and liabilities to a limited liability company wholly owned by the Operating Partnership in exchange for ownership units of the Operating Partnership. We currently own approximately 85% of the units. Other unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the Company on a one-for-one basis. UPREITs are structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the other limited partners based on their respective unit ownership.

Real Estate Investments
      Real estate investments are stated at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for carpet and vinyl replacements. We expense ordinary repairs and maintenance costs at apartment communities. We capitalize significant improvements, renovations and replacements at apartment communities. Costs of repairs and maintenance and capital improvements at restaurant properties are borne by Enterprises.

Cash and Cash Equivalents
      We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
      We amortize the intangible asset related to the acquisition of management operations using the straight-line method over ten years. Accumulated amortization on this asset was $1,010,000 at December 31, 1997, and $630,000 at December 31, 1996.

      We defer costs incurred in connection with proposed acquisition of properties and stock offerings until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense.

      We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs. Accumulated amortization on these assets was $221,000 at December 31, 1997, and $280,000 at December 31, 1996.

Advertising Costs
      We expense advertising costs as they are incurred. Advertising expense totaled $101,000 in 1997, $61,000 in 1996, and $43,000 in 1995.

Income Taxes
      We operate as, and elect to be taxed as, a REIT under the Internal Revenue Code. Accordingly, we will not be subject to federal or state income taxes on amounts distributed to shareholders, provided we distribute at least 95% of our REIT taxable income and meet certain other requirements for qualifying as a REIT. We have made no provision for federal or state income taxes.

Earnings Per Share
      We calculate earnings per share based on the weighted average number of shares outstanding during each year.

New Accounting Pronouncements
      In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share, unlike primary earnings per share, excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated using the weighted average number of shares of common stock and the dilutive effect of options, warrants and convertible securities outstanding, using the treasury stock method. We have presented all earnings per share amounts for 1997, 1996 and 1995, and we have restated the 1996 and 1995 earnings per share amounts to conform to the Statement 128 requirements.

      In 1997 the Financial Accounting Standards Board also issued Statement No. 129, Disclosure of Information about Capital Structure. Statement 129 establishes standards for disclosing information about an entity's capital structure. Adoption of this Statement did not impact our capital structure disclosures.

      In 1997 the Financial Accounting Standards Board issued Statements No. 130, Reporting Comprehensive Income, and No. 131, "Disclosures About Segments of an Enterprise and Related Information." These Statements are effective for periods beginning after December 15, 1997. Statement 130 establishes requirements for reporting and displaying comprehensive income and its components. Statement 131 establishes standards for the way that public companies report information about operating segments and related information in interim and annual financial statements. We expect that adoption of these statements will not have a material impact on our financial statements.

Fair Values of Financial Instruments
      The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value. We estimate the fair value of fixed rate mortgage notes and variable rate notes using discounted cash flow analysis, based on our current incremental borrowing rates. The carrying amounts reported on the balance sheet for notes receivable and notes payable approximate fair value.

Use of Estimates
      We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Depreciation amounts included in these financial statements reflect our estimate of the life and related depreciation rates for rental properties. In addition, the carrying amount of the intangible asset related to acquisition of management operations reflects our evaluation of the continuing value and useful life of this asset. Actual results could differ from these estimates.

Reclassifications
      Certain amounts in the 1995 financial statements have been reclassified to conform to the 1997 and 1996 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2.  Real Estate Investments

      Real estate investments consist of the following:

                                                                               1997              1996
                                                                         ----------------- -----------------
Apartment properties
   Land                                                                   $  13,222,291      $  7,892,291
   Buildings and land improvements                                          105,493,497        56,152,512
   Fixtures, equipment and other personal property                            9,333,741         2,565,245
   less accumulated depreciation                                             (5,811,512)       (3,904,353)
                                                                         ----------------- -----------------
                                                                            122,238,017        62,705,695
Restaurant properties
   Land                                                                      12,068,737        12,068,737
   Buildings and land improvements                                           31,136,338        31,136,338
   less accumulated depreciation                                             (8,335,421)       (7,557,012)
                                                                         ----------------- -----------------
                                                                             34,869,654        35,648,063
                                                                         ----------------- -----------------
                                                                          $ 157,107,671      $ 98,353,758
                                                                         ================= =================

      On April 29, 1996, we acquired Paces Village Apartments for a total purchase cost of $10,667,000. We financed the purchase primarily through bank and mortgage borrowings. The results of operations of Paces Village are included in the financial statements from April 29, 1996.

      On December 1, 1997, we acquired Abbington Place Apartments, Pepperstone Apartments, Savannah Place Apartments, and Waterford Place Apartments for a total purchase cost of $60,723,000. These properties are part of a contract to acquire a portfolio of seven multifamily properties. We acquired the four apartment communities through issuance of Operating Partnership units and cash payments to retire existing debt. We financed the purchase through mortgage borrowings. The results of operations of these four apartment communities are included in the financial statements from December 1, 1997.

      The following unaudited pro forma summary information does not include the operations, depreciation, or financing expense for Waterford Place Apartments and the second phase of Abbington Place Apartments until these properties reached "stabilized" status in October 1997. An apartment community is considered stabilized when construction of all buildings has been completed and the community has attained 90% occupancy for 90 days. Under the terms of the acquisition agreement for these properties and the financing for their purchase, these conditions must be met before purchase of the property. Otherwise, the unaudited pro forma summary information presents the results of operations as if the acquisitions described above had occurred on January 1 of each year presented. These pro forma amounts may not represent how we would have performed if these purchases had really occurred on those dates. In addition, they do not purport to project our results of operations for any future period.

                                               1997              1996
                                         ----------------- -----------------

Total revenue                                 $20,788,000       $19,445,000
Income before extraordinary item                2,249,000         1,898,000
Net income                                      2,066,000         1,898,000
Earnings per share                                   0.68              0.63

Note 3.  Notes Payable

      Notes payable consist of the following:

                                                                                         1997              1996
                                                                                   ----------------- -----------------
Note payable to a bank in the  principal sum of up to  $25,500,000  due December
1999,  interest  on the  outstanding  principal  balance  payable  monthly at an effective rate of 8.11%,  secured by deeds of trust on 47 restaurant  properties and assignment of rents for those restaurants. The principal balance of the loan may be prepaid, in whole or part, subject to certain restrictions and penalties.
In December 1997 we prepaid $22,000,000 of the outstanding  balance. At December
31, 1997, up to $1,600,000 additional funds were available.                           $ 1,900,000       $23,900,000

Fixed  rate  notes  payable   comprised  of  four  loans,   payable  in  monthly
installments totaling approximately $287,000 including principal and interest at rates  ranging  from  7.86%  to  8.55%,  with  maturities  in 2000  (balloon  of
approximately   $12,500,000)  through  2025.  Secured  by  deeds  of  trust  and
assignments of rents of four apartment communities.                                    36,024,379        36,441,534

Fixed rate notes payable  comprised of four loans,  interest at 6.97% payable in monthly installments  totaling  approximately  $243,000,  with maturity in 2007.
Secured by deeds of trust and assignments of rents of four apartment communities.      38,070,500                 -


Variable rate note payable to a bank in the principal amount of up to $2,625,000 due May 1999, interest on the outstanding principal balance at 30-day LIBOR plus
2.25% (8.15% at December 31, 1997)  payable  monthly.  Secured by deeds of trust
and assignments of rents of three apartment communities.                                1,909,007                 -

Variable  rate note  payable  due in 2002,  payable in monthly  installments  of
$6,511 principal plus interest at 30-day LIBOR plus 1.75% (7.65% at December 31,
1997). Secured by deeds of trust and assignment of rents of three apartment
communities.                                                                            8,476,291         8,554,423

Variable rate note payable, interest at 30-day LIBOR plus 2.25% payable monthly,
principal due in 1999, repaid in full December 1997.                                            -         1,400,000

Variable rate notes  payable to affiliates  comprised of two loans due May 1999, interest at the lower of 30-day LIBOR plus 1.50% (7.25% at December 31, 1997)
or 8%, payable quarterly.                                                                7,056,300         7,056,300
                                                                                    ----------------- -----------------
                                                                                       $93,436,477       $77,352,257
                                                                                    ================= =================

      As of December 31, 1997, scheduled principal payments were approximately as follows: 1998 - $531,000; 1999 - $11,436,000; 2000 - $12,857,000; 2001 -
$389,000; 2002 - $415,000; thereafter - $67,808,000.

      In August 1997, we modified the loan agreement for the $25,500,000 fixed rate note payable to extend its maturity to December 1999. In conjunction with this modification, we paid and recorded $42,000 in deferred loan costs. In December 1997, we financed the purchase of Abbington Place, Pepperstone, Savannah Place, and Waterford Place Apartments through first deed of trust loans totaling $38,070,500 and an unsecured loan in the amount of $8,785,500. In conjunction with these transactions, we paid and recorded $416,000 in deferred loan costs in 1997.

      Also in December  1997, we applied  proceeds of a common stock offering to retire the $8,785,500 unsecured loan, to retire a $1,400,000 variable rate second deed of trust, and to pay down $22,000,000 of the $25,500,000 fixed rate note payable to a bank. In conjunction with these prepayments, we wrote off unamortized loan costs of $227,000 in 1997. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

      In January 1998, we applied $1,900,000 proceeds of the common stock offering underwriters' over-allotment option to pay off the outstanding balance of the $25,500,000 fixed rate note payable to a bank.

      During 1996, we financed the purchase of Paces Village Apartments through variable rate first and second deed of trust loans totaling $10,000,000 and a draw of $650,000 from our existing credit facility. In addition, deeds of trust related to Paces Commons Apartments and Oakbrook Apartments were modified to extend the terms of each note by five years. In conjunction with these transactions, we paid and recorded $139,000 in deferred loan costs in 1996.

      During December 1995, we applied $29,425,000 proceeds from fixed rate loans to retire a fixed rate mortgage note and pay off variable rate notes payable and a variable rate revolving line of credit totaling approximately $29,250,000. In conjunction with these transactions, we paid and recorded deferred loan costs of $183,000 in 1996 and $266,000 in 1995. Also, in conjunction with these refinancing transactions, we wrote off unamortized loan costs of approximately $38,000 in 1995.

      Interest payments were as follows:

                                       1997            1996            1995
                                 --------------- --------------- ---------------

Payments to affiliates             $   505,728     $   506,389     $   530,733
Payments to other lenders            5,799,841       5,379,519       4,810,067
                                 --------------- --------------- ---------------
                                    $6,305,569      $5,885,908      $5,340,800
                                 =============== =============== ===============

      The loan agreement related to the note payable to a bank includes covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

Note 4.  Shareholders' Equity

Authorized Capital Stock
      Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors. No preferred shares have been authorized or issued.

      Approximately 2,300,000 authorized shares of common stock are reserved for future issuance under the Company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Operating Partnership units issued for acquisitions of apartment communities.

Common Stock Offering
      In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock at a price of $14.125 per share. Net proceeds of the offering were approximately $32,261,000. In January 1998, the underwriters exercised their over-allotment option for 200,000 shares, and we received additional proceeds of $2,627,000.

Earnings per Common Share
      We calculated basic and diluted earnings per share using the following amounts:

                                                             1997              1996              1995
                                                       ----------------- ----------------- -----------------
Numerators:
Numerator for basic earnings per share -
   Income before extraordinary item                       $1,913,447        $1,715,815        $1,628,268
   Extraordinary item                                       (182,999)                -                 -
                                                       ----------------- ----------------- -----------------
   Net income                                             $1,730,448        $1,715,815        $1,628,268
                                                       ================= ================= =================
Numerator for diluted earnings per share -
   Income before extraordinary item (1)                   $1,952,854        $1,715,815        $1,628,268
   Extraordinary item (1)                                   (227,000)                -                 -
                                                       ----------------- ----------------- -----------------
   Net income (1)                                         $1,725,854        $1,715,815        $1,628,268
                                                       ================= ================= =================


Denominators:
Denominator for basic earnings per share -
   weighted average shares outstanding                     3,180,266         3,026,901         3,005,809
Effect of dilutive securities:
   Contingent stock - acquisition                             29,234            33,519             3,459
   Convertible Operating Partnership units                    80,688                 -                 -
   Stock options (2)                                          24,968             2,362                 -
                                                       ----------------- ----------------- -----------------
   Dilutive potential common stock                           134,890            35,881             3,459
                                                       ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                                     3,315,156         3,062,782         3,009,268
                                                       ================= ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) Options to purchase 160,000 shares of common stock at $13.75 were outstanding during 1995 but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the
average   market  price  of  the  common   shares,   and  the  effect  would  be
anti-dilutive.

Dividend Payments
      We paid dividend distributions totaling $1.24 per share during 1997, 1996 and 1995. The allocation between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                             1997      1996      1995
                                          --------- --------- ----------

Non-taxable return of capital                45.8%     43.7%     51.8%
Taxable ordinary dividend income             54.2%     56.3%     48.2%

      The Board of Directors declared a regular quarterly dividend of $.31 per share on January 13, 1998, payable on February 16, 1998, to shareholders of record on January 30, 1998.

Dividend Reinvestment and Stock Purchase Plan
      In July 1996, we amended the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") to allow the Company, at its option, to issue shares directly to Plan participants. We issued 39,828 shares through the DRIP Plan in 1997. We issued 19,207 shares through the DRIP plan in 1996.

Stock Option and Incentive Plan
      In 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which established financial accounting and reporting standards for stock-based compensation plans. As permitted by the statement, we continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had we determined compensation cost for our fixed stock option plans consistent with the fair value method outlined in Statement No. 123, the impact on our net income and earnings per share would not have been material.

      In 1994, we established an employee Stock Option and Incentive Plan under which 280,000 shares of the Company's common stock are reserved for issuance. Options have been granted to employees at prices equal to the fair market value of the stock on the dates the options were granted or repriced. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire 10 years after the date of grant.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                          Weighted Average
                                             Remaining
                                            Contractual        Number of         Number of
                                            Life (Years)        Options           Options
                                                              Outstanding       Exercisable
                                          ----------------- ----------------- -----------------
Exercise price $12.25 per share                    9.3            110,000                 -
Exercise price $12.50 per share                    6.8            140,000           112,500
                                                            ----------------- -----------------
                                                   7.9            250,000           112,500
                                                            ================= =================

      We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions to estimate the fair value of options granted. No options were granted in 1995.

                                                   1997             1996*
                                             ----------------- -----------------

Exercise price                                      $12.25             $12.50
Dividend yield                                       10.12%              9.92%
Expected volatility                                   0.144              0.088
Risk-free interest rate                               6.76%              6.55%
Expected life of options                         10 years         8.75 years

*Options originally granted in 1994 at $13.75 per share, repriced in 1996

      Changes in outstanding stock options were as follows:

                                                  1997                       1996
                                                       Weighted                   Weighted
                                                        Average                    Average
                                                       Exercise                   Exercise
                                           Shares        Price        Shares        Price
                                        ------------- ------------ ------------- ------------
Beginning balance                          150,000        $12.50       160,000       $12.50
Granted                                    110,000         12.25             -         -
Exercised                                        -          -                -         -
Repurchased                                (10,000)        12.50             -         -
Forfeited                                        -          -          (10,000)        -
                                        ------------- ------------ ------------- ------------
Ending balance                             250,000        $12.39       150,000       $12.50
                                        ============= ============ ============= ============
Exercisable at the end of
the year                                   112,500        $12.50        75,000       $12.50
                                        ============= ============ ============= ============

Note 5.  Rental Operations

Apartment Properties
      We lease our residential apartments under operating leases with monthly payments due in advance. Terms of the apartment leases are generally one year or less, with none longer than two years. We record rental and other revenues as they are earned.

Restaurant Properties - Master Lease Agreement
      The lease agreement with Enterprises has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of $4,500,000 or 9.875% of food sales from the restaurants. We renegotiated and amended the lease agreement with Enterprises in December 1995. Prior to the amendment, the minimum annual rent amount was $3,459,433.

      As amended, the lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. In 1997, we received approximately $27,000 of excess rental payments, which we recorded as deferred revenue at December 31, 1997. In 1996 we received approximately $122,000 of excess rental payments, which we recorded as deferred revenue at December 31, 1996.

      Under certain conditions as defined in the agreement, Enterprises and the Company each have the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we have entered into a separate agreement with Enterprises which, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed to be uneconomic.

      The components of restaurant rental income were as follows:

                                  1997              1996              1995
                            ----------------- ----------------- ---------------

Minimum rent                   $4,500,000        $4,500,000        $3,459,433
Percentage rent                         -                 -         1,189,817
                            ----------------- ----------------- ---------------
                               $4,500,000        $4,500,000        $4,649,250
                            ================= ================= ===============

      We will receive future minimum rental payments under the master lease agreement of $4,500,000 per year through 2007. This annual amount does not include percentage rent which may be earned in addition to minimum rent.

Note 6.  Management Company

      In May 1995, we formed the Management Company to provide management services to non-Company owned properties. We contributed approximately $119,000, primarily in office equipment, to the formation of the Management Company, and transferred the rights to certain third-party property leasing and management contracts to the Management Company. In exchange we received a 95% economic interest and a 1% voting interest in the Management Company. Officers of the Management Company, who are also officers of the Company or its affiliates, own the remaining equity interests.

      During 1995, we advanced a total of $150,000 to the Management Company, which was repaid in 1996 and 1997. These advances accrued interest at 12%. Interest on these advances totaled $3,600 in 1997 and $9,700 in 1996.

      Summary financial information of the Management Company is as follows:

                                                                              8 Months
                                                                                Ended
                                             Year ended December 31          December 31
                                             1997              1996              1995
                                       ----------------- ----------------- -----------------
Revenues                                 $ 1,087,877          $862,368          $327,488
Operating expenses                          (713,405)         (588,815)         (254,659)
Interest                                      (3,559)          (16,897)           (9,736)
                                       ----------------- ----------------- -----------------
Net income before income taxes               370,913           256,656            63,093
Provision for income taxes                  (150,000)          (99,500)          (12,500)
                                       ----------------- ----------------- -----------------
Net income                               $   220,913          $157,156          $ 50,593
                                       ================= ================= =================

Note 7.  Related Party Transactions

      Certain directors and officers of the Company hold similar positions with Enterprises and Boddie Investment Company and held similar positions with BT Venture Corporation. We purchased the 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43,243,000 in 1987.

      Enterprises extended to us an unsecured revolving line of credit up to $2,000,000 that was terminated in December 1995. There was no obligation outstanding at any time in 1995.

      We derived approximately 27.7% of our revenue in 1997 from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

      Certain current and former directors of the Company were the sole shareholders and directors of BT Venture Corporation. In October 1994, we acquired BT Venture Corporation for cash, 134,610 shares of our common stock and relief from certain debt and other obligations, for a total value of approximately $23,200,000. In addition, we recorded additional consideration totaling $425,000 in 1997, $567,000 in 1996, and $567,000 in 1995 related to the
BT Venture Corporation acquisition. Through December 31, 1997, we issued a total of 80,750 shares of common stock in payment of the additional consideration. At December 31, 1997, we owed these individuals additional consideration totaling $572,000, which we subsequently paid by issuing 43,438 shares of our common stock to them in January 1998.

      In connection with the acquisition of BT Venture Corporation, we assumed a note payable to Enterprises in the amount of $6,100,000 and a note payable to Boddie Investment Company in the amount of $956,000. These notes are described in Note 3.

      In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities, four of which were acquired on December 1, 1997. We refer to this transaction as the "Chrysson acquisition" and to the former owners as the "Chrysson Parties." Certain current directors of the Company were shareholders and officers in the Chrysson Parties. Under the terms of the Chrysson acquisition agreement, we will issue up to 1,700,000 units in the Operating Partnership. We issued 950,032 units on December 1, 1997. We will issue 100,000 units on December 1, 1998, and 100,000 units on December 1, 1999. We will issue the remaining units upon the acquisition of each of the remaining three apartment communities that are currently under construction.

      In February 1997, we signed a participating loan agreement with The Villages of Chapel Hill Limited Partnership, a limited partnership whose general partner is Boddie Investment Company. Under the terms of the agreement, we have committed to loan The Villages up to $2,625,000 to fund a substantial rehabilitation of its apartment community. We also guaranteed a $1,500,000 bank loan. In exchange we received or will receive interest on our loan at the greater of 12.5% or the 30 day LIBOR rate plus 6.125%, 25% of the increase in gross revenue in excess of $146,333 per month from the property over the next seven years, 25% of the value of the property in excess of $10 million at the earlier of the end of seven years or upon its sale, and control over selection of the property management provider (which is currently the Management Company). During 1997 we advanced $1,909,000 under the loan agreement and recorded interest income of $120,000.

      The Management Company provides fee management of seven limited partnerships and the apartment communities and shopping centers owned by those partnerships. The general partner of these partnerships is Boddie Investment Company.

Note 8.  Profit Sharing Plan

      The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined.

Note 9.  Commitments and Contingencies

      We have agreements with three of our executive officers that provide for cash compensation and other benefits in the event of termination without cause or that a change in control of the Company occurs.

      The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. We believe that such matters will not have a material effect on the financial position of the Company.

Note 10.  Quarterly Financial Data (Unaudited)

      We present below selected financial data (unaudited) for the years ended December 31, 1997 and 1996:

                                                     Income before
                                                   Extraordinary Item
                             Revenues           Total           Per Share         Net Income
                         ----------------- ----------------- ----------------- -----------------
1997
First quarter              $  3,852,615      $   470,783             $0.16       $   470,783
Second quarter                3,866,339          382,805              0.12           382,805
Third quarter                 3,890,301          438,882              0.14           438,882
Fourth quarter                4,642,376          620,977              0.18           437,978
                         ----------------- ----------------- ----------------- -----------------
                           $ 16,251,631      $ 1,913,447             $0.60       $ 1,730,448
                         ================= ================= ================= =================

1996
First quarter              $  3,307,505      $   379,174             $0.13       $   379,174
Second quarter                3,623,992          435,338              0.14           435,338
Third quarter                 3,813,211          463,018              0.15           463,018
Fourth quarter                3,763,116          438,285              0.14           438,285
                         ----------------- ----------------- ----------------- -----------------
                           $ 14,507,824      $ 1,715,815             $0.57       $ 1,715,815
                         ================= ================= ================= =================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1997

                                                                         Costs             Gross Amount at Which
         Description             Encumb.          Initial Costs       Capitalized     Carried at Close of Period (2)
         -----------             -------          -------------                       ------------------------------
                                                         Buildings &  Subsequent                Buildings &
                                               Land      Improvem'ts  to Acquisition  Land      Improvem'ts     Total
Apartment Properties:
North Carolina:
Paces Commons, Charlotte        $10,611,693 $ 1,430,158  $ 12,871,424   $ 567,637  $ 1,430,158  $ 13,439,061 $ 14,869,219
Oakbrook, Charlotte               6,430,491     848,835     8,523,384     385,688      848,835     8,909,072    9,757,907
Harris Hill, Charlotte            6,051,648   1,003,298     7,867,857     390,166    1,003,298     8,258,023    9,261,321
Paces Village, Greensboro         8,476,291   1,250,000     9,416,580     141,638    1,250,000     9,558,218   10,808,218
Abbington Place, Greensboro      15,785,250   2,302,000    23,598,676         996    2,302,000    23,599,672   25,901,672
Pepperstone, Greensboro           3,883,750     552,000     5,015,153           -      552,000     5,015,153    5,567,153
Savannah Place, Winston-Salem     7,312,500     790,000    10,032,721       2,284      790,000    10,035,005   10,825,005
Waterford Place, Greensboro      11,089,000   1,686,000    16,745,972           -    1,686,000    16,745,972   18,431,972
                                            ------------------------------------------------------------------------------
                                              9,862,291    94,071,767   1,488,409    9,862,291    95,560,176  105,422,467
Virginia:
Latitudes, Virginia Beach        12,930,547   3,360,000    18,606,667     660,395    3,360,000    19,267,062   22,627,062
                               -------------------------------------------------------------------------------------------
Total Apartment Properties       82,571,170  13,222,291   112,678,434   2,148,804   13,222,291   114,827,238  128,049,529

Restaurant Properties:
North Carolina:
Bessemer City                      (1)          152,079       391,060           -      152,079       391,060      543,139
Burlington                         (1)          162,411       417,629           -      162,411       417,629      580,040
Chapel Hill                        (1)          273,556       703,430           -      273,556       703,430      976,986
Denver                             (1)          275,484       708,387           -      275,484       708,387      983,871
Eden                               (1)          253,282       651,296           -      253,282       651,296      904,578
Fayetteville (Ramsey)              (1)          260,135       668,919           -      260,135       668,919      929,054
Fayetteville (N.Eastern)           (1)          308,271       792,696           -      308,271       792,696    1,100,967
Fayetteville (Bragg)               (1)          235,951       606,730           -      235,951       606,730      842,681
Gastonia (E. Franklin)             (1)          230,421       592,511           -      230,421       592,511      822,932
Gastonia (N. Chester)              (1)          199,133       512,055           -      199,133       512,055      711,188
Hillsborough                       (1)          290,868       747,948           -      290,868       747,948    1,038,816
Kinston (W. Vernon)                (1)          237,135       609,777           -      237,135       609,777      846,912
Kinston (Richlands)                (1)          231,678       595,743           -      231,678       595,743      827,421
Mt. Airy                           (1)          272,205       699,955           -      272,205       699,955      972,160
Newton                             (1)          223,453       574,594           -      223,453       574,594      798,047


         Description
                               Accumulated  Date of  Date    Life
                               Depreciation Constr. Acquired(Years)

Apartment Properties:
North Carolina:
Paces Commons, Charlotte        $ 1,675,330    1988  Jun-93     40
Oakbrook, Charlotte                 871,895    1985  Jun-94     40
Harris Hill, Charlotte              757,470    1988  Dec-94     40
Paces Village, Greensboro           479,207    1988  Apr-96     40
Abbington Place, Greensboro          53,165    1997  Dec-97     40
Pepperstone, Greensboro               9,583    1992  Dec-97     40
Savannah Place, Winston-Salem        18,396    1991  Dec-97     40
Waterford Place, Greensboro          36,990    1997  Dec-97     40
                               -------------
                                  3,902,036
Virginia:
Latitudes, Virginia Beach         1,909,476    1989  Oct-94     38
                               -------------
Total Apartment Properties        5,811,512

Restaurant Properties:
North Carolina:
Bessemer City                       104,691  Nov-77  Apr-87     40
Burlington                          111,802  Oct-85  Apr-87     40
Chapel Hill                         188,313  Aug-64  Apr-87     40
Denver                              189,641  Jul-83  Apr-87     40
Eden                                174,356  Jun-73  Apr-87     40
Fayetteville (Ramsey)               179,075  Oct-73  Apr-87     40
Fayetteville (N.Eastern)            212,210  Sep-83  Apr-87     40
Fayetteville (Bragg)                162,426  Jan-85  Apr-87     40
Gastonia (E. Franklin)              158,619  Apr-63  Apr-87     40
Gastonia (N. Chester)               137,080  Jan-78  Apr-87     40
Hillsborough                        200,231  Mar-78  Apr-87     40
Kinston (W. Vernon)                 163,241  Jul-62  Apr-87     40
Kinston (Richlands)                 159,485  Dec-81  Apr-87     40
Mt. Airy                            187,383  May-73  Apr-87     40
Newton                              153,824  Mar-76  Apr-87     40

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1997

                                                                         Costs             Gross Amount at Which
         Description             Encumb.          Initial Costs       Capitalized      Carried at Close of Period (2)
         -----------             -------          -------------                        ------------------------------
                                                         Buildings &  Subsequent                Buildings &
                                               Land      Improvem'ts  to Acquisition  Land      Improvem'ts     Total

Siler City                         (1)          268,312       689,945           -      268,312       689,945      958,257
Spring Lake                        (1)          218,925       562,949           -      218,925       562,949      781,874
Thomasville (E. Main)              (1)          253,716       652,411           -      253,716       652,411      906,127
Thomasville (Randolph)             (1)          327,727       842,726           -      327,727       842,726    1,170,453
                                            ------------------------------------------------------------------------------
                                              4,674,742    12,020,761           -    4,674,742    12,020,761   16,695,503
Virginia:
Ashland                            (1)          296,509       762,452           -      296,509       762,452    1,058,961
Blackstone                         (1)          275,565       708,596           -      275,565       708,596      984,161
Bluefield                          (1)          205,700       528,947           -      205,700       528,947      734,647
Chester                            (1)          300,165       771,852           -      300,165       771,852    1,072,017
Clarksville                        (1)          211,545       543,972           -      211,545       543,972      755,517
Clintwood                          (1)          222,673       572,588           -      222,673       572,588      795,261
Dublin                             (1)          364,065       936,168           -      364,065       936,168    1,300,233
Franklin                           (1)          287,867       740,230           -      287,867       740,230    1,028,097
Galax                              (1)          309,578       796,057           -      309,578       796,057    1,105,635
Hopewell                           (1)          263,939       678,701           -      263,939       678,701      942,640
Lebanon                            (1)          266,340       684,876           -      266,340       684,876      951,216
Lynchburg (Langhorne)              (1)          249,865       642,509           -      249,865       642,509      892,374
Lynchburg (Timberlake)             (1)          276,153       710,107           -      276,153       710,107      986,260
Norfolk                            (1)          325,822       837,829           -      325,822       837,829    1,163,651
Orange                             (1)          244,883       629,699           -      244,883       629,699      874,582
Petersburg                         (1)          357,984       920,531           -      357,984       920,531    1,278,515
Richmond (Forest Hill)             (1)          196,084       504,216           -      196,084       504,216      700,300
Richmond (Midlothian)              (1)          270,736       696,179           -      270,736       696,179      966,915
Richmond (Myers)                   (1)          321,946       827,861           -      321,946       827,861    1,149,807
Roanoke (Hollins)                  (1)          257,863       663,076           -      257,863       663,076      920,939
Roanoke (Abenham)                  (1)          235,864       606,507           -      235,864       606,507      842,371
Rocky Mount                        (1)          248,434       638,829           -      248,434       638,829      887,263
Smithfield                         (1)          223,070       573,608           -      223,070       573,608      796,678
Staunton                           (1)          260,569       670,035           -      260,569       670,035      930,604
Verona                             (1)          191,631       492,765           -      191,631       492,765      684,396
Virginia Beach (Lynnhaven)         (1)          271,570       698,322           -      231,731       698,322      930,053




         Description
                               Accumulated  Date of  Date    Life
                               Depreciation Constr. Acquired(Years)

Siler City                          184,704  May-79  Apr-87     40
Spring Lake                         150,706  Mar-76  Apr-87     40
Thomasville (E. Main)               174,655  Feb-66  Apr-87     40
Thomasville (Randolph)              225,602  Apr-74  Apr-87     40
                               -------------
                                  3,218,044
Virginia:
Ashland                             204,114  Apr-87  Apr-87     40
Blackstone                          189,697  Sep-79  Apr-87     40
Bluefield                           141,603  Feb-85  Apr-87     40
Chester                             206,630  May-73  Apr-87     40
Clarksville                         145,625  Oct-85  Apr-87     40
Clintwood                           153,286  Jan-81  Apr-87     40
Dublin                              250,619  Jul-83  Apr-87     40
Franklin                            198,165  Feb-75  Apr-87     40
Galax                               213,109  Jun-74  Apr-87     40
Hopewell                            181,694  Jun-78  Apr-87     40
Lebanon                             183,347  Jun-83  Apr-87     40
Lynchburg (Langhorne)               172,004  Sep-82  Apr-87     40
Lynchburg (Timberlake)              190,101  Aug-83  Apr-87     40
Norfolk                             224,293  Aug-84  Apr-87     40
Orange                              168,574  Aug-74  Apr-87     40
Petersburg                          246,433  Mar-74  Apr-87     40
Richmond (Forest Hill)              134,982  Nov-74  Apr-87     40
Richmond (Midlothian)               186,371  Jan-74  Apr-87     40
Richmond (Myers)                    221,625  Apr-83  Apr-87     40
Roanoke (Hollins)                   177,511  Feb-73  Apr-87     40
Roanoke (Abenham)                   162,367  Nov-82  Apr-87     40
Rocky Mount                         171,019  May-80  Apr-87     40
Smithfield                          153,559  Apr-77  Apr-87     40
Staunton                            179,374  Sep-83  Apr-87     40
Verona                              131,916  Jan-85  Apr-87     40
Virginia Beach (Lynnhaven)          186,946  Jun-80  Apr-87     40

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1997

                                                                         Costs             Gross Amount at Which
         Description             Encumb.          Initial Costs       Capitalized     Carried at Close of Period (2)
         -----------             -------          -------------                       ------------------------------
                                                         Buildings &  Subsequent                Buildings &
                                               Land      Improvem'ts  to Acquisition  Land      Improvem'ts     Total
Virginia Beach (Holland)           (1)          277,943       714,710           -      277,943       714,710      992,653
Wise                               (1)          219,471       564,355           -      219,471       564,355      783,826
                                            ------------------------------------------------------------------------------
                                              7,433,834    19,115,577           -    7,393,995    19,115,577   26,509,572
                               -------------------------------------------------------------------------------------------
Total Restaurant Properties       1,900,000  12,108,576    31,136,338           -   12,068,737    31,136,338   43,205,075
                               -------------------------------------------------------------------------------------------
 Total Real Estate              $84,471,170 $25,330,867 $ 143,814,772 $ 2,148,804  $25,291,028 $ 145,963,576 $171,254,604
                               ===========================================================================================

(1) Indicates the 47 restaurants encumbered by the bank term loan of up to $25,500,000; $1,900,000 outstanding at 12/31/97
(2) Aggregate cost at December 31, 1997, for federal income tax purposes was approximately $152,000,000.




         Description
                               Accumulated  Date of  Date    Life
                               Depreciation Constr. Acquired    (Years)

Virginia Beach (Holland)            191,333  Aug-83  Apr-87     40
Wise                                151,080  Jun-80  Apr-87     40
                               -------------
                                  5,117,377
                               -------------
Total Restaurant Properties       8,335,421
                               -------------
 Total Real Estate              $14,146,933
                               =============

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation




                                                   1997                 1996                1995
                                            -----------------------------------------------------------
Real estate investments:
     Balance at beginning of year                $ 109,815,123       $  98,520,761        $ 97,928,578
     Additions during year
        Acquisitions by merger                               -                   -                   -
        Other acquisitions                          60,722,522          10,666,580                   -
        Improvements, etc.                             718,459             627,782             592,183
     Deductions during year                             (1,500)                  -                   -
                                            ===========================================================
     Balance at close of year                    $ 171,254,604       $ 109,815,123        $ 98,520,761
                                            ===========================================================


Accumulated depreciation:
     Balance at beginning of year                $  11,461,365       $   9,020,948        $  6,827,337
     Provision for depreciation                      2,685,718           2,440,417           2,193,611
     Deductions during year                               (150)                  -                   -
                                            ===========================================================
     Balance at close of year                    $  14,146,933       $  11,461,365        $  9,020,948
                                            ===========================================================

                                INDEX TO EXHIBITS


Exhibit
   No.                                                                                              Page
   2.1*     Master Agreement of Merger and Acquisition by and among Boddie-Noell Properties,            -
            Inc., Boddie-Noell Properties Limited Partnership, Paul G. Chrysson, James G.
            Chrysson, W. Michael Gilley, Matthews G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as
            Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997,
            and incorporated herein by reference)
   2.2*     Exchange Option Agreement by and among Boddie-Noell Properties Limited Partnership,         -
            Boddie-Noell Properties, Inc., and the owners of the Chrysson affiliates listed therein, dated as of September 22, 1997 (filed as Exhibit 2.2 to Registration
            Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
   2.3*     Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by        -
            and among Boddie-Noell Properties, Inc., Boddie-Noell Properties Limited Partnership,
            Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D.
            Yopp, and the partnerships and limited liability companies listed therein, dated
            November 3, 1997 (filed as Exhibit 2.3 to Boddie-Noell Properties, Inc. Current
            Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
   3.1*     Articles of Incorporation (filed as Exhibit 3.1 to Boddie-Noell Properties, Inc.            -
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)
   3.2*     By-Laws (filed as Exhibit 3.2 to Registration Statement No. 333-39803 on Form S-2,          -
            December 16, 1997, and incorporated herein by reference)
  10.1*     Acquisition Agreement by and among Boddie-Noell Restaurant Properties, Inc., BT             -
            Venture Corporation and Related Entities dated June 7, 1994 (filed as an exhibit in
            Schedule 14A of Proxy Statement dated June 15, 1994, and incorporated herein by reference)
  10.2*     Amended and Restated Master Lease Agreement dated December 21, 1995, between                -
            Boddie-Noell Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit
            10.1 to Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated December 31,
            1995, and incorporated herein by reference)
  10.3*     Loan Agreement dated December 27, 1995, between Boddie-Noell Properties, Inc. and           -
            SouthTrust Bank of Alabama, NA (filed as Exhibit 10.2 to Boddie-Noell Properties,
            Inc. Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference)
  10.4*     Loan Agreement as of February 27, 1997, by and between The Villages of Chapel Hill          -
            Limited Partnership and Boddie-Noell Properties, Inc. (filed as Exhibit 10 to
            Boddie-Noell Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1997, and incorporated herein by reference)
  10.5*     Modification to Loan Agreement, dated August 1, 1997, between Boddie-Noell                  -
            Properties, Inc. and SouthTrust Bank of Alabama, NA (filed as Exhibit 10.8 to
            Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)



  10.6*     Form of Agreement of Limited Partnership of Boddie-Noell Properties Limited                 -
            Partnership (filed as Exhibit 10.9 to Registration Statement No. 333-39803 on Form
            S-2, December 16, 1997, and incorporated herein by reference)
  10.7*     Form of Registration Rights Agreement (filed as Exhibit 10.11 to Registration               -
            Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
  10.8*     Boddie-Noell Restaurant Properties, Inc. 1994 Stock Option and Incentive Plan               -
            effective August 4, 1994 (filed as an exhibit in Schedule 14A of Proxy Statement dated June 15, 1994, and incorporated herein by reference)
  10.9*     Form and description of Incentive Stock Option Agreements dated October 17, 1994,           -
            between the Company and certain officers (filed as Exhibit 10.8 to Boddie-Noell
            Properties, Inc. Annual Report on Form 10-K dated December 31, 1994, and incorporated herein by reference)
  10.10*    Form and description of Nonqualified Stock Option Agreements dated October 17, 1994,        -
            between the Company and certain officers (filed as Exhibit 10.9 to Boddie-Noell
            Properties, Inc. Annual Report on Form 10-K dated December 31, 1994, and incorporated herein by reference)
  10.11     Form and description of Incentive Stock Option Agreements dated April 1, 1997,             55
            between the Company and certain officers
  10.12     Form and description of Nonqualified Stock Option Agreements dated April 1, 1997,          59
            between the Company and certain officers
  10.13     Amendment to Incentive Stock Option Agreement between the Company and W. Craig Worthy      63
            dated June 5, 1997
  10.14     Amendment to Nonqualified Stock Option Agreement between the Company and W. Craig          64
            Worthy dated June 5, 1997
  10.15*    Form and description of Employment Agreements dated July 15, 1997, between the              -
            Company and certain officers (filed as Exhibit 10 to Boddie-Noell Properties, Inc.
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)
  21        Subsidiaries of the Registrant                                                             65
  23.1      Consent of Ernst & Young LLP                                                               66
  23.2      Consent of Arthur Andersen LLP                                                             67
  27        Financial Data Schedule (electronic filing)                                                 -


* Incorporated herein by reference