Form 10-Q
period 1998-03-31
BODDIE NOELL PROPERTIES INC
filed 1998-05-14
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                  704/944-0100
                         (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 1998 (the latest practicable date).

Common Stock, $.01 par value                                 5,882,374
(Class)                                                      (Number of shares)



                                                 Total number of pages:  18

                                TABLE OF CONTENTS


  Item No.                                                                              Page No.
                 PART I - Financial Information
    1            Financial Statements                                                        3
    2            Management's Discussion and Analysis of Financial Condition                10
                 and Results of Operations

                 PART II - Other Information
    6            Exhibits and Reports on Form 8-K                                           17

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                          March 31          December 31
                                                                            1998               1997
                                                                     ------------------- ------------------
                                                                        (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                  $128,191,296        $128,049,529
   Restaurant properties                                                   43,205,075          43,205,075
                                                                     ------------------- ------------------
                                                                          171,396,371         171,254,604
   Less accumulated depreciation                                          (15,149,851)        (14,146,933)
                                                                     ------------------- ------------------
                                                                          156,246,520         157,107,671
Cash and cash equivalents                                                   1,844,685           2,458,565
Rent and other receivables                                                    155,239              65,537
Prepaid expenses and other assets                                             936,320             757,567
Investment in and advances to Management Company                              265,869             214,761
Notes receivable                                                            2,270,958           1,909,007
Intangible related to acquisition of
   management operations, net                                               2,638,338           2,739,888
Deferred financing costs, net                                                 841,724             858,687
                                                                     =================== ==================
         Total assets                                                    $165,199,653        $166,111,683
                                                                     =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                         $ 83,256,053        $ 86,380,177
Notes payable to affiliates                                                 7,056,300           7,056,300
Accounts payable and accrued expenses                                       1,099,882             930,342
Consideration due for acquisitions                                          2,600,000           3,172,136
Escrowed security deposits and deferred revenue                               445,881             442,096
                                                                     ------------------- ------------------
      Total liabilities                                                    94,458,116          97,981,051

Minority interest in Operating Partnership                                 12,416,201          12,345,663
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,882,374 at March 31, 1998, and
   5,630,775 at December 31, 1997                                              58,824              56,308
Additional paid-in capital                                                 70,817,723          67,503,012
Dividends distributed in excess of net income                             (12,551,211)        (11,774,351)
                                                                     ------------------- ------------------
      Total shareholders' equity                                           58,325,336          55,784,969
                                                                     =================== ==================
         Total liabilities and shareholders' equity                      $165,199,653        $166,111,683
                                                                     =================== ==================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                    Three months ended
                                                         March 31
                                                  1998              1997
                                             ---------------- -----------------

Revenues
Apartment rental income                         $  4,599,193     $  2,587,737
Restaurant rental income                           1,125,000        1,125,000
Equity in income of
   Management Company                                 51,108          106,590
Interest and other income                            140,956           33,288
                                             ---------------- -----------------
                                                   5,916,257        3,852,615

Expenses
Depreciation                                       1,002,918          639,207
Amortization                                         129,414          144,690
Apartment operations                               1,448,780          833,709
Administrative                                       320,340          227,083
Interest                                           1,741,203        1,537,143
                                             ---------------- -----------------
                                                   4,642,655        3,381,832
                                             ---------------- -----------------
Income before minority
   interest and
   extraordinary item                              1,273,602          470,783
Minority interest in
   Operating Partnership                             178,122                -
                                             ---------------- -----------------
Income before
   extraordinary item                              1,095,480          470,783
Extraordinary item - loss on
   early extinguishment of debt                       51,335                -
                                             ================ =================
Net income                                      $  1,044,145     $    470,783
                                             ================ =================

Per share data:
Basic earnings per share -
   Income before
      extraordinary item                              $0.19            $0.15
   Extraordinary item                                 (0.01)               -
                                             ================ =================
   Net income                                         $0.18            $0.15
                                             ================ =================
Diluted earnings per share -
   Income before
      extraordinary item                              $0.19            $0.15
   Extraordinary item                                 (0.01)               -
                                             ================ =================
   Net income                                         $0.18            $0.15
                                             ================ =================
Dividends declared                                    $0.31            $0.31
                                             ================ =================
Weighted average shares
   outstanding                                     5,844,296        3,088,283
                                             ================ =================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                               Dividends
                                                              Additional      distributed
                                         Common Stock           paid-in      in excess of
                                      Shares       Amount       capital       net income         Total
                                   ------------- ----------- -------------- ---------------- ---------------
Balance at December 31, 1997          5,630,775    $56,308     $67,503,012   $(11,774,351)     $55,784,969
Common stock issued, DRIP                 8,161         82         120,493                         120,575
Common stock issued, offering           200,000      2,000       2,622,516                       2,624,516
Common stock issued, earnout             43,438        434         571,702                         572,136
Dividends paid ($0.31)                                                         (1,821,005)      (1,821,005)
Net income                                                                      1,044,145        1,044,145
                                   ============= =========== ============== ================ ===============
Balance at March 31, 1998             5,882,374    $58,824     $70,817,723   $(12,551,211)     $58,325,336
                                   ============= =========== ============== ================ ===============


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                Three months ended
                                                                                     March 31
                                                                              1998              1997
                                                                         ---------------- -----------------
Operating activities:
Net income                                                                   $ 1,044,145     $    470,783
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - early
      extinguishment of debt                                                      51,335                -
   Minority interest in Operating Partnership                                    178,122                -
   Equity in income of Management Company                                        (51,108)        (106,590)
   Depreciation and amortization                                               1,132,332          783,897
   Changes in operating assets and liabilities:
      Rent and other receivables                                                 (89,702)          (5,246)
      Prepaid expenses and other assets                                         (215,189)        (150,408)
      Accounts payable and accrued expenses                                      169,540          229,023
      Security deposits and deferred revenue                                      40,221          (25,995)
                                                                         ---------------- -----------------
Net cash provided by operating activities                                      2,259,696        1,195,464

Investing activities:
Additions to apartment properties                                               (141,767)        (116,043)
Dividends from Management Company                                                      -           38,100
Investment in notes receivable                                                  (361,951)        (350,122)
                                                                         ---------------- -----------------
Net cash used in investing activities                                           (503,718)        (428,065)

Financing activities:
Proceeds of common stock issued through
   dividend reinvestment plan                                                    120,575          154,965
Net proceeds of common stock - offering                                        2,624,516                -
Distributions to Operating Partnership
   minority unitholders                                                          (99,237)               -
Dividends paid to common shareholders                                         (1,821,005)        (958,194)
Proceeds from notes payable                                                    7,361,951          350,122
Principal payments on notes payable                                          (10,486,075)        (120,614)
Payment of deferred financing costs                                              (70,583)               -
                                                                         ---------------- -----------------
Net cash used in financing activities                                         (2,369,858)        (573,721)
                                                                         ---------------- -----------------

Net  (decrease) increase in
   cash and cash equivalents                                                    (613,880)         193,678
Cash and cash equivalents at
   beginning of period                                                         2,458,565          842,604
                                                                         ---------------- -----------------

Cash and cash equivalents at end of period                                   $ 1,844,685     $  1,036,282
                                                                         ================ =================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - March 31, 1998
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of Boddie-Noell Properties, Inc. (the "Company"), except for the balance sheet at December 31, 1997. We derived the amounts in the balance sheet at December 31, 1997, from the financial statements included in our 1997 Annual Report on Form 10-K. We believe that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 1997 Annual Report on Form 10-K.

The results for the first three months of 1998 are not necessarily indicative of future financial results.

Note 2.  Notes payable

In January 1998, we applied $1,900,000 proceeds from a common stock offering to pay off the outstanding balance of our fixed-rate line of credit with a bank. These proceeds resulted from underwriters exercising their over-allotment option.

In March 1998, we applied $7.0 million proceeds from a fixed-rate loan to retire an $8.5 million variable-rate mortgage note secured by deeds of trust on and assignment of rents of three apartment communities. A deed of trust on and assignment of rents of Paces Village Apartments secure the new loan. The note payable provides for interest at 6.73% payable in monthly installments of $39,000 and matures in 2008. In conjunction with these transactions, we paid and recorded deferred loan costs of $100,000.

In the first quarter of 1998, we wrote off unamortized costs of $60,000 as a result of early extinguishment of debt. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

Note 3.  Subsequent declaration of dividend

On April 15, 1998, we declared a cash dividend of $0.31 per share, which we will pay on May 15, 1998, to shareholders of record on May 1, 1998.

Note 4.  Shareholders' Equity

In January 1998, the underwriters exercised part of their over-allotment option related to our December 1997 common stock offering and purchased 200,000 shares. We received additional net proceeds of $2,627,000.

Also in January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation in final payment of the additional consideration due for that 1994 acquisition.

In February 1998, we issued 5,490 shares of our common stock in payment of dividends under our Dividend Reinvestment and Stock Purchase Plan. We also issued 2,671 shares of our common stock for additional cash investments under this plan.

We calculated basic and diluted earnings per share using the following amounts:

                                                     Three months ended
                                                          March 31
                                                    1998             1997
                                              ---------------- -----------------

Numerators:
For basic earnings per share -
   Income before
      extraordinary item                           $1,095,480         $470,783
  Extraordinary item                                  (51,335)               -
                                              ================ =================
   Net income                                      $1,044,145         $470,783
                                              ================ =================

For diluted earnings per share -
   Income before
      extraordinary item (1)                       $1,273,602         $470,783
  Extraordinary item (1)                              (59,682)               -
                                              ================ =================
   Net income (1)                                  $1,213,920         $470,783
                                              ================ =================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                                      5,844,296        3,088,283
Effect of dilutive securities:
   Contingent stock, acquisition                        7,240           16,721
   Convertible Operating
      Partnership units                               950,032                -
   Stock options                                       37,503            1,806
                                              ---------------- -----------------
                                                      994,775           18,527
                                              ================ =================
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                              6,839,071        3,106,810
                                              ================ =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.

We have restated the 1997 earnings per share amounts to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

Note 5.  Recently Adopted Accounting Standards

We adopted Statement No. 130, Reporting Comprehensive Income, as of January 1, 1998. Statement No. 130 established requirements for reporting and displaying comprehensive income and its components. Adoption of this Statement had no impact on our net income or shareholders' equity, or the presentation of our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion contains forward-looking statements within the meaning of federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors such as general economic conditions, local real estate conditions, or weather conditions that might cause a difference between actual results and those forward-looking statements. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

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

      The Company is structured as an UPREIT, or umbrella partnership real estate investment trust. We are the sole general partner and own a controlling interest in Boddie-Noell Properties Limited Partnership (the "Operating Partnership"), through which we conduct all of our operations.

Overview

     This discussion analyzes our operations for the first three months of 1998 compared to the first three months of 1997. In December 1997 and early January 1998, we experienced a number of significant changes that resulted in a marked increase in our total assets, revenues, and expenses, and significant changes in our debt and equity. In reading this discussion, it may help if you keep certain key events in mind:

     -Effective December 1, 1997, we acquired four apartment communities containing 880 apartment units. This acquisition increased the number of apartment units we own and operate by 66.3%, and increased our real estate investments by $60.7 million, or 62.8%.

     -We financed a portion of the cost of the apartment acquisition with fixed-rate deed of trust loans totaling $38.1 million. This financing increased our long-term debt by 48.4%; however, the new loans have interest rates of 6.97%, which reduced our weighted-average interest rate on outstanding debt.

     -Also effective December 1, 1997, we converted to an UPREIT structure. In conjunction with our apartment acquisition, we issued 950,000 Operating Partnership units which represent approximately 15% ownership of the Operating Partnership (we refer to these partners as "minority unitholders" or "minority interest").

     -In mid-December 1997, we completed a common stock offering of 2.5 million shares of our common stock. In January 1998, we issued an additional 200,000 shares when the underwriters exercised part of their over-allotment option. Net proceeds of this offering were $34.9 million, which increased our recorded shareholders' equity by approximately 150%. These common stock issues increased our number of shares outstanding by 86.2%.

     -In December 1997 and January 1998, we applied the net proceeds of the common stock offering to retire $25.3 million of debt that existed before our December 1997 apartment acquisition. Interest rates on the debt we retired were generally 8% and higher. By retiring these loans, we further reduced our weighted-average interest rate on debt outstanding.

     -The combination of investment and financing transactions described above significantly changed our capital structure. Prior to the December 1, 1997, transactions, the ratio of our debt to real estate assets at cost was 71.2%. After we paid down debt with proceeds from our common stock offering, the ratio of our debt to real estate assets at cost was 45.2%.

Results of Operations

Revenues

      Total revenues for the first quarter of 1998 were $5.9 million, a 53.6% increase over the first quarter of 1997. We have two principal sources of revenue--apartment rental income and restaurant rental income.

      The increase in revenues for the first quarter of 1998 was attributable to a 77.7% increase in revenue at our apartment communities. Apartment rental income totaled $4.6 million in the first quarter of 1998 compared to $2.6 million in the first quarter of 1997. This increase in apartment rental income was the result of the acquisition of four apartment communities in December 1997, and continued improvement at apartment communities. For all apartments held during the first quarter of 1998, including those acquired in December 1997, average revenue per occupied unit was $736, and average economic occupancy was 94.3%.

      Apartment rental income from apartment communities held throughout the first quarter of both 1998 and 1997 increased by 1.8%, as a result of a 1.0% increase in average monthly revenue received per occupied apartment and a 0.5% increase in average economic occupancy. For the first quarter of 1998, average revenue received per occupied apartment was $698 per month for apartments held for the full period in both years, compared to $691 per month in the first quarter of 1997. For apartments held for the full period in both years, average economic occupancy for the first quarter was 94.5% in 1998 and 94.0% in 1997.

      Summary amounts for apartment communities' occupancy and revenue per occupied unit are as follows:

                                                  Three months ended
                                                       March 31
                                                                    Average
                                                                    monthly
                               Number                               revenue
                                 of        Average     Average        per
                             apartment     physical    economic    occupied
                               units      occupancy   occupancy      unit
                             -----------  ----------- ----------- ------------

Abbington Place (1)                 360        92.5%       92.8%         $789
Harris Hill                         184        94.2%       96.7%          705
Latitudes                           448        94.3%       94.0%          662
Oakbrook                            162        96.7%       97.7%          768
Paces Commons                       336        94.4%       93.3%          719
Paces Village                       198        91.5%       92.4%          678
Pepperstone (1)                     108        95.8%       96.4%          679
Savannah Place (1)                  172        98.1%       98.3%          765
Waterford Place (1)                 240        92.3%       92.2%          875

All apartments--
   1998                                        94.1%       94.3%          736
   1997                                        94.0%       94.0%          691

(1) Acquired December 1, 1997.

      For the first quarter of both 1998 and 1997, restaurant rental income was the minimum rent of $1.1 million. For the quarter, sales at our restaurant properties decreased by 2.0% compared to first quarter of 1997. Despite this decrease in sales, restaurant rental income remained unchanged. Restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875% of food sales.

      The decrease in equity income from our unconsolidated subsidiary management company in the first quarter of 1998 compared to 1997 was primarily due to the management company's receipt during the first quarter of 1997 of refinancing fees and certain one-time sales commissions from managed properties. We do not expect the operations of the management company to have a significant effect on our financial position, operating results or cash flows in future periods.

      Interest and other income increased in the first quarter of 1998 compared to 1997, primarily due to $80,000 interest and fees we earned from our participating note receivable from The Villages of Chapel Hill Limited Partnership and increased interest we earned on idle cash.

Expenses

      Total expenses for the first quarter of 1998 were $4.6 million, an increase of 37.3% compared to the first quarter of 1997. Expenses for the first quarter of 1998 were in line with management's expectations.

      For the first quarter of 1998, apartment operations expense totaled $1.4 million, a 73.8% increase compared to the first quarter of 1997. This increase in apartment operations expense was the result of the acquisition of four apartment communities in December 1997. Apartment operations expense was 31.5% of related rental income in the first quarter of 1998 compared to

32.2% in the first quarter of 1997. The decrease in expenses as a percent of related rental income is primarily attributable to lower repairs and maintenance costs at the apartment communities acquired in late 1997. These communities were built between 1991 and 1997 and require less maintenance than our other properties, which were built in the mid- to late 1980s.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      Depreciation expense totaled $1.0 million for the first quarter of 1998, a 56.9% increase compared to the first quarter of 1997. The increase in depreciation expense is attributable to the addition of the four apartment communities acquired in December 1997.

      Amortization expense totaled $129,000 for the first quarter of 1998. The 10.6% decrease in amortization expense in the first quarter of 1998 compared to 1997 reflects reduced amortization of deferred financing costs after significant debt retirements in December 1997.

      Administrative costs totaled $320,000 in the first quarter of 1998, a 41.1% increase compared to the first quarter of 1997. The increased expenses in 1998 are generally attributable to additional corporate level staff and overhead costs resulting from the addition of apartment communities in December 1997.

      Interest expense totaled $1.7 million for the first quarter of 1998, a 13.3% increase compared to the first quarter of 1997. The increased expense in 1998 reflects the effect of debt issued related to the December 1997 apartment acquisitions, offset by the significant impact of retirements of higher rate debt. Interest expense totaled 29.4% of revenues for the first quarter of 1998 compared to 39.9% for the first quarter of 1997. Weighted average interest rates were 7.6% for the first quarter of 1998 compared to 8.0% for the first quarter of 1997.

Net income

      Income before an extraordinary item for loss on early retirement of debt totaled $1.1 million for the first quarter of 1998, a 132.7% increase compared to the first quarter of 1997. Net income (after the effect of the extraordinary charge) totaled $1.0 million, a 121.8% increase compared to the first quarter of 1997. This increase in net income reflects the impact of several key factors--the significant increase in apartment communities and improved apartment operations, and the significant reduction in interest expense as a percentage of revenues.

Funds from Operations

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

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, funds from operations and funds available for distribution provide investors with additional measures to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

       -to be alternatives to net income as reliable measures of the Company's operating performance, or
       -to be alternatives to cash flows as measures of liquidity.

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

      We calculated funds from operations as follows (all amounts in thousands):

                                                         Three months ended
                                                              March 31
                                                        1998           1997
                                                   --------------- -------------

Income before minority interest and
   extraordinary item                                   $1,274         $   471
Depreciation                                             1,003             639
Amortization of
   management intangible                                   102              89
Non-recurring equity income items                            -            (103)
                                                   --------------- -------------
Funds from operations before
   minority interest in
   Operating Partnership                                 2,378           1,096
Minority interest in
   funds from operations                                  (333)              -
                                                   =============== =============
Funds from operations                                   $2,045          $1,096
                                                   =============== =============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                     Three months ended
                                                          March 31
                                                    1998           1997
                                               --------------- --------------

Funds from operations before
   minority interest in
   Operating Partnership                            $2,378          $1,096
Amortization of loan costs                              28              56
Scheduled debt principal payments                     (129)           (121)
Recurring capital expenditures                        (113)            (87)
Non-recurring equity income items                        -             103
                                               =============== ==============
Funds available for distribution                    $2,163          $1,047
                                               =============== ==============


      Other information about our historical cash flows follows (all amounts in thousands):

                                                     Three months ended
                                                          March 31
                                                    1998           1997
                                               --------------- --------------

Net cash provided by (used in):
   Operating activities                             $2,260          $1,195
   Investing activities                               (504)           (428)
   Financing activities                             (2,370)           (574)

Dividends and distributions paid to:
   Shareholders                                     $1,821         $   958
   Minority unitholders in
      Operating Partnership                             99               -

Non-recurring capital expenditures                $     28        $     29

Weighted average common
   shares outstanding                                5,844           3,088
Weighted average Operating
   Partnership minority units
   outstanding                                         950               -


Capital Resources and Liquidity

Capital Resources

      In January 1998, the underwriters exercised part of their over-allotment option for 200,000 shares related to our December 1997 common stock offering, and we received additional net proceeds of $2.6 million.

      In February 1998, we issued 8,161 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan for cash proceeds totaling $121,000.

      In addition, in January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation. We issued this common stock in final payment of additional consideration for the 1994 acquisition of BT Venture.

      In January 1998, we applied $1.9 million proceeds of the common stock over-allotment offering to pay off the outstanding balance of our-fixed rate line of credit that is secured by our restaurant properties.

      On March 31, 1998, we applied $7.0 million proceeds from a fixed rate loan to retire an $8.5 million variable-rate note secured by three apartment communities. The new loan provides for interest at 6.73% payable in monthly installments of $39,000, with the principal balance due in full in 2008. A deed of trust on and assignment of rents of Paces Village Apartments secure the new loan.

      At March 31, 1998, total long-term debt was $90.3 million, including $81.0 million notes payable at fixed interest rates ranging from 6.7% to 8.6%, and $9.3 million at variable rates indexed on 30 day LIBOR rates. The weighted-average interest rate on debt outstanding was 7.5% at March 31, 1998, compared to 7.6% at December 31, 1997 and 8.1% at March 31, 1997. A 1% increase in variable interest rates would increase our annual interest expense by approximately $73,000, while a 1% decrease in variable interest rates would decrease our annual interest expense by $93,000.

      At March 31, 1998, we had a debt-to-total market capitalization ratio of 46.7%, compared to 50.6% at December 31, 1997, and 66.4% at March 31, 1997. The debt-to-total market capitalization ratio is defined as total debt divided by the sum of our total debt and the market value of our outstanding shares of common stock and Operating Partnership units.

Cash flows and liquidity

      We continue to produce sufficient cash flow to fund our regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on May 15, 1998, to shareholders of record on May 1, 1998.

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

Recently Issued Accounting Standards

      In 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements. We will be required to disclose segment information in accordance with Statement 131 beginning in our 1998 annual report. We expect that adoption of Statement 131 will not have a material impact on our financial statements.


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits

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

                                        BODDIE-NOELL PROPERTIES, INC.
                                        (Registrant)




May 14, 1998                              /s/ Philip S. Payne
                                        ------------------------
                                        Philip S. Payne
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Duly authorized officer)



May 14, 1998                              /s/ Pamela B. Novak
                                        ------------------------
                                        Pamela B. Novak
                                        Vice President, Controller and
                                        Chief Accounting Officer