Form 10-Q
period 1998-06-30
BODDIE NOELL PROPERTIES INC
filed 1998-08-14
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 1998 (the latest practicable date).

Common Stock, $.01 par value                                 5,955,933
(Class)                                                      (Number of shares)


Index to exhibits at page 22                         Total number of pages:  33

                                TABLE OF CONTENTS


  Item No.                                                                                   Page No.
                       PART I - Financial Information
          1            Financial Statements                                                        3
          2            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                  10

                       PART II - Other Information
          4            Submission of Matters to a Vote of Security Holders                        19
          5            Other Information                                                          19
          6            Exhibits and Reports on Form 8-K                                           20


                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                          June 30           December 31
                                                                            1998               1997
                                                                     ------------------- ------------------
                                                                        (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                  $142,654,641        $128,049,529
   Restaurant properties                                                   43,205,075          43,205,075
                                                                     ------------------- ------------------
                                                                          185,859,716         171,254,604
   Less accumulated depreciation                                          (16,167,229)        (14,146,933)
                                                                     ------------------- ------------------
                                                                          169,692,487         157,107,671
Cash and cash equivalents                                                   1,722,870           2,458,565
Rent and other receivables                                                    168,405              65,537
Prepaid expenses and other assets                                           1,738,687             757,567
Investment in and advances to Management Company                              423,631             214,761
Notes receivable                                                            2,270,958           1,909,007
Intangible related to acquisition of
   management operations, net                                               2,536,788           2,739,888
Deferred financing costs, net                                                 828,617             858,687
                                                                     ------------------- ------------------
         Total assets                                                    $179,382,443        $166,111,683
                                                                     =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                         $ 94,893,979        $ 86,380,177
Notes payable to affiliates                                                 6,100,000           7,056,300
Accounts payable and accrued expenses                                       1,700,252             930,342
Consideration due for acquisitions                                          2,600,000           3,172,136
Escrowed security deposits and deferred revenue                               345,828             442,096
                                                                     ------------------- ------------------
      Total liabilities                                                   105,640,059          97,981,051

Minority interest in Operating Partnership                                 15,090,499          12,345,663
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,955,933 at June 30, 1998, and
   5,630,775 at December 31, 1997                                              59,559              56,308
Additional paid-in capital                                                 71,871,829          67,503,012
Dividends distributed in excess of net income                             (13,279,503)        (11,774,351)
                                                                     ------------------- ------------------
      Total shareholders' equity                                           58,651,885          55,784,969
                                                                     ------------------- ------------------
         Total liabilities and shareholders' equity                      $179,382,443        $166,111,683
                                                                     =================== ==================



BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                             Three months ended                  Six months ended
                                                   June 30                            June 30
                                           1998              1997             1998              1997
                                      ---------------- ----------------- ---------------- -----------------
Revenues
Apartment rental income                  $  4,799,749     $  2,638,539      $  9,398,942     $  5,226,276
Restaurant rental income                    1,125,000        1,125,000         2,250,000        2,250,000
Equity in income of
   Management Company                          27,762           57,643            78,870          164,233
Interest and other income                     131,728           45,157           272,684           78,445
                                      ---------------- ----------------- ---------------- -----------------
                                            6,084,239        3,866,339        12,000,496        7,718,954
Expenses
Depreciation                                1,018,113          639,207         2,021,031        1,278,414
Amortization                                  129,414          148,848           258,828          293,538
Apartment operations                        1,591,247          811,782         3,040,027        1,645,491
Administrative                                308,760          316,410           629,100          543,493
Interest                                    1,754,542        1,567,287         3,495,745        3,104,430
                                      ---------------- ----------------- ---------------- -----------------
                                            4,802,076        3,483,534         9,444,731        6,865,366
                                      ---------------- ----------------- ---------------- -----------------
Income before minority
   interest and
   extraordinary item                       1,282,163          382,805         2,555,765          853,588
Minority interest in
   Operating Partnership                      186,919                -           365,041                -
                                      ---------------- ----------------- ---------------- -----------------
Income before
   extraordinary item                       1,095,244          382,805         2,190,724          853,588
Extraordinary item - loss on
   early extinguishment of debt                     -                -            51,335                -
                                      ---------------- ----------------- ---------------- -----------------
Net income                               $  1,095,244     $    382,805      $  2,139,389     $    853,588
                                      ================ ================= ================ =================

Per share data:
Basic earnings per share -
   Income before
      extraordinary item                 $      0.19      $      0.12       $      0.37      $      0.28
   Extraordinary item                              -                -             (0.01)               -
                                      ---------------- ----------------- ---------------- -----------------
   Net income                            $      0.19      $      0.12       $      0.36      $      0.28
                                      ================ ================= ================ =================
Diluted earnings per share -
   Income before
      extraordinary item                 $      0.18      $      0.12       $      0.37      $      0.27
   Extraordinary item                              -                -             (0.01)               -
                                      ---------------- ----------------- ---------------- -----------------
   Net income                            $      0.18      $      0.12       $      0.36      $      0.27
                                      ================ ================= ================ =================
Dividends declared                       $      0.31      $      0.31       $      0.62      $      0.62
                                      ================ ================= ================ =================
Weighted average shares
   outstanding                              5,916,759        3,108,436         5,880,728        3,098,415
                                      ================ ================= ================ =================




BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                               Dividends
                                                              Additional      distributed
                                         Common Stock           paid-in      in excess of
                                      Shares       Amount       capital       net income         Total
                                   ------------- ----------- -------------- ---------------- ---------------
Balance at December 31, 1997          5,630,775    $56,308     $67,503,012   $(11,774,351)     $55,784,969
Common stock issued, DRIP                 8,161         82         120,493                         120,575
Common stock issued, offering           200,000      2,000       2,622,516                       2,624,516
Common stock issued, earnout             43,438        434         571,702                         572,136
Dividends paid ($0.31)                                                         (1,821,005)      (1,821,005)
Net income                                                                      1,044,145        1,044,145
                                   ------------- ----------- -------------- ---------------- ---------------
Balance at March 31, 1998             5,882,374     58,824      70,817,723    (12,551,211)      58,325,336
Common stock issued, DRIP                 7,911         79         110,384                         110,463
Common stock issued, other               65,648        656         943,722                         944,378
Dividends paid ($0.31)                                                         (1,823,536)      (1,823,536)
Net income                                                                      1,095,244        1,095,244
                                   ------------- ----------- -------------- ---------------- ---------------
Balance at June 30, 1998              5,955,933    $59,559     $71,871,829   $(13,279,503)     $58,651,885
                                   ============= =========== ============== ================ ===============


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Six months ended
                                                                                      June 30
                                                                              1998              1997
                                                                         ---------------- -----------------
Operating activities:
Net income                                                                   $ 2,139,389      $   853,588
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - early
      extinguishment of debt                                                      51,335                -
   Minority interest in Operating Partnership                                    365,041                -
   Equity in income of Management Company                                        (78,870)        (164,233)
   Depreciation and amortization                                               2,279,859        1,571,952
   Changes in operating assets and liabilities:
      Rent and other receivables                                                 (99,167)          (4,760)
      Prepaid expenses and other assets                                         (694,750)        (148,755)
      Accounts payable and accrued expenses                                      640,171          299,895
      Security deposits and deferred revenue                                     (18,997)         (45,782)
                                                                         ---------------- -----------------
Net cash provided by operating activities                                      4,584,011        2,361,905

Investing activities:
Acquisition of apartment properties                                           (1,783,141)               -
Additions to apartment properties                                               (528,420)        (313,416)
(Advances to) repayment from
   Management Company                                                           (130,000)         100,000
Dividends from Management Company                                                      -           97,687
Investment in notes receivable                                                  (361,951)        (843,920)
                                                                         ---------------- -----------------
Net cash used in investing activities                                         (2,803,512)        (959,649)

Financing activities:
Proceeds from issue of common stock,
   net of costs                                                                2,843,933          286,270
Distributions to Operating Partnership
   minority unitholders                                                         (393,747)               -
Dividends paid to common shareholders                                         (3,644,541)      (1,920,118)
Proceeds from notes payable                                                    9,361,951          843,920
Principal payments on notes payable                                          (10,598,450)        (243,337)
Payment of deferred financing costs                                              (85,340)               -
                                                                         ---------------- -----------------
Net cash used in financing activities                                         (2,516,194)      (1,033,265)
                                                                         ---------------- -----------------

Net  (decrease) increase in
   cash and cash equivalents                                                    (735,695)         368,991
Cash and cash equivalents at
   beginning of period                                                         2,458,565          842,604
                                                                         ---------------- -----------------

Cash and cash equivalents at end of period                                   $ 1,722,870      $ 1,211,595
                                                                         ================ =================



BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - June 30, 1998
(Unaudited)

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

The results for the first six months of 1998 are not necessarily indicative of future financial results.

Note 2.  Acquisition of apartment community

Effective June 1, 1998, we acquired a majority interest in Woods Edge Apartments Limited Partnership of Durham ("Woods Edge Partnership") in exchange for cash payments totaling $2.3 million and the issuance of 191,031 units in Boddie-Noell Properties Limited Partnership (the "Operating Partnership"). We conduct substantially all of our activities through the Operating Partnership. Woods Edge Partnership subsequently liquidated. We received a liquidating distribution that included the Woods Edge apartment community, subject to a $9.75 million first deed of trust loan, and operating assets and liabilities, including $587,000 cash.

Note 3.  Notes payable

In January 1998, we applied $1.9 million proceeds from a common stock offering to pay off the outstanding balance of our fixed-rate $25.5 million line of credit with a bank. These proceeds resulted from underwriters exercising their over-allotment option. In June 1998, we modified this line of credit agreement to make it a revolving line of credit and to provide for variable interest at 30-day LIBOR plus 1.75%. On June 4, 1998, we borrowed $2.0 million under this line of credit, which remains outstanding at June 30, 1998.

In March 1998, we applied $7.0 million proceeds from a fixed-rate loan and operating cash to retire an $8.5 million variable-rate mortgage note secured by deeds of trust on and assignment of rents of three apartment communities. A deed of trust on and assignment of rents of Paces Village Apartments secure the new loan. The note payable provides for interest at 6.73% payable in monthly installments of $39,000 and matures in 2008. In conjunction with these transactions, we paid and recorded deferred loan costs of $100,000.

In the first quarter of 1998, we wrote off unamortized costs of $60,000 as a result of early extinguishment of debt. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

Effective June 1, 1998, in conjunction with the acquisition of Woods Edge Apartments, we assumed a loan in the amount of $9.75 million that is secured by a deed of trust on and assignment of rents of Woods Edge Apartments. The note payable provides for interest at 6.95% payable in monthly installments of $56,000 and matures in 2007.

Note 4.  Shareholders' Equity

In January 1998, the underwriters exercised part of their over-allotment option related to our December 1997 common stock offering and purchased 200,000 shares. We received additional net proceeds of $2.6 million.

Also in January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation in final payment of the additional consideration due for that 1994 acquisition.

In May 1998, we issued 65,648 shares of our common stock to retire a $956,000 note payable to an affiliate.

In the six months ended June 30, 1998, we issued 11,255 shares of our common stock in payment of dividends under our Dividend Reinvestment and Stock Purchase Plan. We also issued 4,817 shares of our common stock for additional cash investments under this plan.

On June 30, 1998, we granted stock options to certain executive officers for a total of 120,000 shares at $13 1/8 per share, the fair market value on that date. These options vest over a four-year period and expire in June 2008.

We calculated basic and diluted earnings per share using the following amounts:

                                             Three months ended                  Six months ended
                                                   June 30                            June 30
                                           1998              1997             1998              1997
                                      ---------------- ----------------- ---------------- -----------------
Numerators:
For basic earnings per share -
   Income before
      extraordinary item                   $1,095,244         $382,805        $2,190,724         $853,588
  Extraordinary item                                -                -           (51,335)               -
                                      ---------------- ----------------- ---------------- -----------------
   Net income                              $1,095,244         $382,805        $2,139,389         $853,588
                                      ================ ================= ================ =================

For diluted earnings per share -
   Income before
      extraordinary item (1)               $1,282,163         $382,805        $2,555,765         $853,588
  Extraordinary item (1)                            -                -           (59,682)               -
                                      ---------------- ----------------- ---------------- -----------------
   Net income (1)                          $1,282,163         $382,805        $2,496,083         $853,588
                                      ================ ================= ================ =================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                              5,916,759        3,108,436         5,880,728        3,098,415




                                             Three months ended                  Six months ended
                                                   June 30                            June 30
                                           1998              1997             1998              1997
                                      ---------------- ----------------- ---------------- -----------------
Effect of dilutive securities:
   Contingent stock, acquisition                    -           22,827             3,600           19,791
   Convertible Operating
      Partnership units                     1,013,009                -           981,695                -
   Stock options                               29,955            1,544            33,794            1,686
                                      ---------------- ----------------- ---------------- -----------------
                                            1,042,964           24,371         1,019,089           21,477
                                      ---------------- ----------------- ---------------- -----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                      6,959,723        3,132,807         6,899,817        3,119,892
                                      ================ ================= ================ =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.

We have restated the 1997 earnings per share amounts to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

Note 5.  Subsequent events

On July 21, 1998, we declared a cash dividend of $0.31 per share, which we will pay on August 17, 1998, to shareholders of record on July 31, 1998.

Effective July 27, 1998, we acquired a majority interest in Oak Hollow Apartments Limited Partnership ("Oak Hollow Partnership") in exchange for cash payments totaling $2.3 million and the issuance of 106,124 units in the Operating Partnership. We also made additional cash investments in Oak Hollow Partnership of approximately $850,000 to help fund liquidating distributions and payment of certain existing liabilities. Oak Hollow Partnership will subsequently liquidate. We will receive a liquidating distribution that includes the Oak Hollow apartment community, subject to first and second deed of trust loans totaling $7.5 million, and operating liabilities, net of operating assets.

Note 6.  Recently Adopted Accounting Standards

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

Company Profile

      Boddie-Noell Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 11 apartment communities containing 2,692 units (including Oak Hollow Apartments acquired July 27, 1998), and have the right to acquire three additional apartment communities containing 476 units. We also own 47 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We also manage five other apartment communities through an unconsolidated subsidiary. Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

      The Company is structured as an UPREIT, or umbrella partnership real estate investment trust. We are the sole general partner and own a controlling interest in Boddie-Noell Properties Limited Partnership (the "Operating Partnership"), through which we conduct all of our operations.

Overview

      This discussion analyzes our operations for the first six months of 1998 compared to the first six months of 1997. In reading this discussion, it may help if you keep certain key events in mind:

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

     -Also effective December 1, 1997, we converted to an UPREIT structure. In conjunction with our apartment acquisition, we issued 950,000 Operating Partnership units that represented an approximate 15% ownership of the Operating Partnership (we refer to these limited partners of the Operating Partnership as "minority unitholders" or "minority interest").

     -In mid-December 1997, we completed a common stock offering of 2.5 million shares of our common stock. In January 1998, we issued an additional 200,000 shares when the underwriters exercised part of their over-allotment option. Net proceeds of this offering were $34.9 million, which increased our recorded shareholders' equity by approximately 150%. These common stock issuances increased our number of shares outstanding by 86.2%.

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

      Effective June 1, 1998, we acquired one additional apartment community containing 264 units. This acquisition increased the number of apartment units we own and operate by 12.0%, and increased our real estate investment by $14.1 million, or 8.2%. This acquisition also increased our long-term debt by $9.75 million, or 10.9%.

      Effective July 27, 1998, we acquired an additional apartment community containing 220 units. But this acquisition is not reflected in the June 30, 1998, financial statements or the following discussion.

Results of Operations

Revenues

      Total revenues for the second quarter of 1998 were $6.1 million, a 57.4% increase over the second quarter of 1997. Total revenues for the six months ended June 30, 1998, were $12.0 million, a 55.5% increase over the first six months of 1997. We have two principal sources of revenue--apartment rental income and restaurant rental income. The increase in revenues is attributable to significant increases in apartment rental income.

      Apartment rental income increased by 81.9% to $4.8 million for the second quarter of 1998 compared to $2.6 million for the second quarter of 1997. For the six months ended June 30, 1998, apartment rental income increased by 79.8% to $9.4 million compared to $5.2 million for the six months ended June 30, 1997. This increase in apartment rental income was the result of acquisitions of four apartment communities in December 1997 and one apartment community in June 1998.

      Revenues for apartment communities held throughout the first six months of both 1998 and 1997 were $2.6 million in the second quarter of 1998, a decrease of 0.5% compared to the second quarter of 1997. Revenues for these communities were $5.3 million through the first six months of 1998, an increase of 0.7% compared to the first six months of 1997. These comparisons reflect slight reductions in average occupancy with small increases in average monthly revenue per unit at these communities. The decline in average occupancy was primarily attributable to higher than expected turnover at Paces Commons. This situation has now stabilized, and occupancy at Paces Commons appears to have begun to recover. The turnover at Paces Commons appears to have been largely the result of a flurry of home purchases. We have not experienced this level of home purchasing by residents at our other communities.

      Summary amounts for apartment communities' occupancy and revenue per occupied unit are as follows:

                                          Three months ended June 30            Six months ended June 30
                                      ------------------------------------ ------------------------------------
                                                                Average                              Average
                                                                monthly                              monthly
                            Number                              revenue                              revenue
                              of       Average      Average       per       Average      Average       per
                          apartment    physical    economic     occupied    physical    economic     occupied
                            units     occupancy    occupancy      unit     occupancy    occupancy      unit
                          ----------- ----------- ------------ ----------- ----------- ------------ -----------
Abbington Place (1)              360       93.0%        94.1%        $791       92.7%        93.4%        $790
Harris Hill                      184       98.2%        98.0%         723       96.2%        97.4%         714
Latitudes                        448       95.5%        97.2%         659       94.9%        95.6%         661
Oakbrook                         162       95.3%        95.5%         772       96.0%        96.6%         770
Paces Commons                    336       90.3%        90.9%         700       92.3%        92.1%         710
Paces Village                    198       93.3%        94.5%         668       92.4%        93.5%         673
Pepperstone (1)                  108       95.4%        96.5%         691       95.6%        96.5%         685
Savannah Place (1)               172       98.3%        97.5%         779       98.2%        97.9%         772
Waterford Place (1)              240       93.1%        90.6%         883       92.7%        91.4%         879
Woods Edge (2)                   264       94.2%        96.4%         729          na           na          na

All apartments--               2,472       94.2%        94.7%         736       94.2%        94.5%         736

Same units (3)
   - 1998                      1,328       94.2%        95.1%         694       94.2%        94.8%         696
   - 1997                      1,328       96.2%        96.1%         690       95.1%        95.0%         690

(1) Acquired December 1, 1997.
(2) Acquired June 1, 1998.  Amounts for June 1998.
(3) Apartment communities owned throughout the first six months of both 1998 and 1997.

      For the second quarter and first six months of both 1998 and 1997, restaurant rental income was the minimum rent of $1.1 million and $2.25 million, respectively. For the quarter, sales at our restaurant properties decreased by 1.4% compared to the second quarter of 1997. For the first six months of 1998, sales at our restaurant properties decreased by 1.7% compared to the first six months of 1997. Despite this decrease in sales, restaurant rental income remained unchanged. Restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875% of food sales.

      The decrease in equity income from our unconsolidated subsidiary management company in 1998 compared to 1997 reflects the effect of the sale of two managed properties in the first quarter of 1997. We do not expect the operations of the Management Company to have a significant effect on our financial position, operating results or cash flows in future periods.

      Interest and other income increased in 1998 compared to 1997, primarily due to interest and fees we earned from our participating note receivable from The Villages of Chapel Hill Limited Partnership and increased interest we earned on idle cash.

Expenses

      Total expenses for the second quarter of 1998 were $4.8 million, an increase of 37.9% compared to the second quarter of 1997. Total expenses through the first six months of 1998 were $9.4 million, an increase of 37.6% compared to the first six months of 1997. Expenses were generally in line with management's expectations.

      For the second quarter of 1998, apartment operations expense totaled $1.6 million, a 96.0% increase compared to $0.8 million for the second quarter of 1997. For the first six months of 1998, apartment operations expense totaled $3.0 million, an 84.7% increase compared to $1.6 million for the first six months of 1997. This increase in apartment operations expense was primarily the result of acquisitions of four apartment communities in December 1997 and one apartment community in June 1998.

      For communities owned throughout the first six months of both 1998 and 1997, apartment operations expense totaled $1.0 million, a 17.7% increase compared to the second quarter of 1997. Apartment operations expense for these communities totaled $1.8 million through the first six months of 1998, a 10.3% increase compared to the first six months of 1997. These communities have experienced significant increases in property insurance premiums effective November 1997 as a result of the fire loss at Latitudes in December 1996. In addition, these communities experienced increased maintenance payroll costs in 1998, primarily due to increased labor rates.

      Apartment operations expense was 33.2% of related rental income in the second quarter of 1998. For the first six months of 1998, apartment operations expense was 32.3% of related rental income. For communities owned throughout the first six months of both 1998 and 1997, apartment operations expense was 36.4% of related rental income in the second quarter of 1998, compared to 30.8% in the second quarter of 1997. For these communities, apartment operations expense was 34.5% of related rental income through the first six months of 1998, compared to 31.5% through the first six months of 1997. These increases in operations expense as a percentage of rental income reflect the effect of significant increases in expenses with relatively flat revenues.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      Depreciation expense totaled $1.0 million for the second quarter of 1998, a 59.3% increase compared to the second quarter of 1997. For the first six months of 1998, depreciation expense totaled $2.0 million, a 58.1% increase compared to the first six months of 1997. The increase in depreciation expense is attributable to the addition of apartment communities.

      Amortization expense totaled $129,000 for the second quarter of 1998 compared to $149,000 for the second quarter of 1997. For the first six months of 1998, amortization expense totaled $259,000 compared to $294,000 for the first six months of 1997. The decrease in amortization expense for 1998 compared to 1997 reflects reduced amortization of deferred financing costs after significant debt retirements in December 1997.

      Administrative costs totaled $309,000 in the second quarter of 1998, a 2.4% decrease compared to the second quarter of 1997. For the first six months of 1998, administrative costs totaled $629,000, a 15.8% increase compared to the first six months of 1997. The decrease in administrative costs for the second quarter of 1998 compared to 1997 reflects the timing of certain costs of annual meeting and directors' activities. The increased expenses for the first six months of 1998 compared to 1997 are generally attributable to additional corporate level staff and overhead costs resulting from the addition of apartment communities in December 1997. We expect that administrative costs will continue to increase as and when we acquire additional apartment communities.

      Interest expense totaled $1.8 million for the second quarter of 1998, a 12.0% increase compared to the second quarter of 1997. For the first six months of 1998, interest expense totaled $3.5 million, a 12.6% increase compared to the first six months of 1997. The increased expense in 1998 reflects the effect of debt issued related to apartment acquisitions, offset by the significant impact of retirements of higher rate debt. Weighted average interest rates were 7.5% for the second quarter of 1998 and through the first six months of 1998 compared to 8.1% in the second quarter of 1997 and 8.0% through the first six months of 1997.

Net income

      Net income for the second quarter of 1998 totaled $1.1 million, a 186.1% increase compared to the second quarter of 1997. For the first six months of 1998, income before an extraordinary item (for loss on early retirement of debt in first quarter) totaled $2.2 million, a 156.7% increase compared to the first six months of 1997. These increases in net income reflect the impact of several key factors--the significant increase in apartment communities and improved apartment operations at acquired communities, and the significant reduction in interest expense as a percentage of revenues.

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

      We calculated funds from operations as follows (all amounts in thousands):

                                                  Three months ended               Six months ended
                                                       June 30                         June 30
                                                 1998            1997            1998           1997
                                            --------------- --------------- --------------- --------------
Income before minority interest and
   extraordinary item                            $1,282          $  383          $2,556          $  854
Depreciation                                      1,018             639           2,021           1,278
Amortization of
   management intangible                            102              93             203             181
Non-recurring equity income items                     -               -               -            (103)
                                            --------------- --------------- --------------- --------------
Funds from operations before
   minority interest in
   Operating Partnership                          2,402           1,115           4,780           2,210
Minority interest in
   funds from operations                          (350)               -            (683)              -
                                            --------------- --------------- --------------- --------------
Funds from operations                            $2,051          $1,115          $4,097          $2,210
                                            =============== =============== =============== ==============


      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                  Three months ended               Six months ended
                                                       June 30                         June 30
                                                 1998            1997            1998           1997
                                            --------------- --------------- --------------- --------------
Funds from operations before
   minority interest in
   Operating Partnership                         $2,402          $1,115          $4,780          $2,210
Amortization of loan costs                           28              56              56             112
Scheduled debt principal payments                 (112)           (123)            (241)           (243)
Recurring capital expenditures                    (198)           (126)            (312)           (214)
Non-recurring equity income items                     -                               -             103
                                            --------------- --------------- --------------- --------------
Funds available for distribution                 $2,119         $   922          $4,282          $1,969
                                            =============== =============== =============== ==============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                  Three months ended               Six months ended
                                                       June 30                         June 30
                                                 1998            1997            1998           1997
                                            --------------- --------------- --------------- --------------
Net cash provided by (used in):
   Operating activities                         $ 2,324          $1,166         $ 4,584         $ 2,362
   Investing activities                          (2,300)           (532)         (2,804)           (960)
   Financing activities                            (146)           (460)         (2,516)         (1,033)

Dividends and distributions paid to:
   Shareholders                                 $ 1,824         $   962         $ 3,645         $ 1,920
   Minority unitholders in
      Operating Partnership                         295               -             394               -

Non-recurring capital expenditures              $   192         $    71         $   220         $   100

Weighted average common
   shares outstanding                             5,917           3,108           5,881           3,098
Weighted average Operating
   Partnership minority units
   outstanding                                    1,013               -             982               -


Capital Resources and Liquidity

Capital Resources

      In January 1998, the underwriters exercised part of their over-allotment option for 200,000 shares related to our December 1997 common stock offering. We received additional net proceeds of $2.6 million.

      In addition, in January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation. We issued this common stock in final payment of additional consideration for the 1994 acquisition of BT Venture.

      In February 1998, we issued 8,161 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan for cash proceeds totaling $121,000. In May 1998, we issued 7,911 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan for cash proceeds totaling $110,000.

      In May 1998, we issued 65,648 shares of our common stock to retire a $956,000 note payable to an affiliate.

      In January 1998, we applied $1.9 proceeds from a common stock offering to pay off the outstanding balance of our fixed-rate $25.5 million line of credit with a bank. These proceeds resulted from underwriters exercising their over-allotment option. In June 1998, we modified this line of credit agreement to make it a revolving line of credit and to provide for variable interest at 30-day LIBOR plus 1.75%. On June 4, 1998, we borrowed $2.0 million under this line of credit, which remains outstanding at June 30, 1998.

      In March 1998, we applied $7.0 million proceeds from a fixed-rate loan and operating cash to retire an $8.5 million variable-rate note secured by three apartment communities. The new loan provides for interest at 6.73% payable in monthly installments of $39,000, with the principal balance due in full in 2008. A deed of trust on and assignment of rents of Paces Village Apartments secure the new loan.

      Effective June 1, 1998, in conjunction with the acquisition of Woods Edge Apartments, we assumed a loan in the amount of $9.75 million that is secured by a deed of trust on and assignment of rents of Woods Edge Apartments. The note payable provides for interest at 6.95% payable in monthly installments of $56,000, with the principal balance due in full in 2007.

      At June 30, 1998, total long-term debt was $101.0 million, including $90.6 million of notes payable at fixed interest rates ranging from 6.7% to 8.6%, and $10.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.5% at June 30, 1998, compared to 7.6% at December 31, 1997, and 8.0% at June 30, 1997. A 1% increase in variable interest rates would increase our annual interest expense by approximately $68,000, while a 1% decrease in variable interest rates would decrease our annual interest expense by $84,000.

      At June 30, 1998, our debt-to-total market capitalization ratio was 51.5%, compared to 50.6% at December 31, 1997, and 66.0% at June 30, 1997. The debt-to-total market capitalization ratio is defined as total debt divided by the sum of our total debt and the market value of our outstanding shares of common stock and Operating Partnership units.

Cash flows and liquidity

      We continue to produce sufficient cash flow to fund our regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on August 17, 1998, to shareholders of record on July 31, 1998.

      We capitalize our expenditures relating to acquiring new assets, materially enhancing the value of existing assets, or substantially extending the useful life of existing assets. All carpet and vinyl replacements are capitalized. Additions to apartment communities were funded from cash provided by operating activities and proceeds of common stock issued through the Company's Dividend Reinvestment and Stock Purchase Plan.

      Effective June 1, 1998, we acquired a majority interest in Woods Edge Apartments Limited Partnership of Durham ("Woods Edge Partnership") in exchange for cash payments totaling $2.3 million and the issuance of 191,031 units in the Operating Partnership. Woods Edge Partnership subsequently liquidated. We received a liquidating distribution that included the Woods Edge apartment community, subject to a $9.75 million first deed of trust loan, and operating assets and liabilities, including $587,000 cash.

      Effective July 27, 1998, we acquired a majority interest in Oak Hollow Apartments Limited Partnership ("Oak Hollow Partnership") in exchange for cash payments totaling $2.3 million and the issuance of 106,124 units in the Operating Partnership. We also made additional cash investments in Oak Hollow Partnership of approximately $850,000 to help fund liquidating distributions and payment of certain existing liabilities. Oak Hollow Partnership will subsequently liquidate. We will receive a liquidating distribution that includes the Oak Hollow apartment community, subject to first and second deed of trust loans totaling $7.5 million, and operating liabilities, net of operating assets.

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

      We have not completed our assessment of Year 2000 issues that may affect the Company. In conjunction with planned computer hardware and network software upgrades for our accounting system, we have installed and tested new hardware and operating systems that are Year 2000 compliant. We are currently monitoring the efforts of our primary accounting software provider to insure full compliance.

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

                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Shareholders on May 15, 1998. At that meeting the following proposals were approved:

                                                                            Withheld/           Broker
                                           For             Against          Abstained         Non-votes
                                     ----------------- ----------------- ----------------- -----------------
Election of seven directors:
   B. Mayo Boddie                           5,262,661                 -            11,866           223,839
   D. Scott Wilkerson                       5,263,286                 -            11,241           223,839
   Philip S. Payne                          5,263,286                 -            11,241           223,839
   William H. Stanley                       5,261,874                 -            12,653           223,839
   Donald R. Pesta, Jr.                     5,259,983                 -            14,544           223,839
   Paul G. Chrysson                         5,262,986                 -            11,541           223,839
   W. Michael Gilley                        5,262,873                 -            11,654           223,839

Increase the number of shares
   issuable under the Stock
   Option and Incentive Plan
   from 280,000 to 570,000                  5,048,881           178,112            47,533           223,940


Item 5.  Other Information


Re-election of officers

      The Company has announced the re-election of the following officers:

D. Scott Wilkerson            President and Chief Executive Officer
Philip S. Payne               Executive Vice President, Treasurer,
                              Chief Financial Officer, and Assistant Secretary
Douglas E. Anderson           Vice President, Secretary
Pamela B. Novak               Vice President, Controller, and
                              Chief Accounting Officer

Shareholder proposals for 1999 Annual Meeting of Shareholders

      In our April 1998 proxy statement, we gave notice that any shareholder proposals for inclusion in proxy solicitation material for our next annual meeting must be received at the Boddie-Noell Properties, Inc. executive offices no later than December 15, 1998. Any such proposals must comply with requirements of Rule 14a-8 promulgated under the Securities Exchange Act of 1934.

      Subsequent to the distribution of that proxy statement, the SEC issued an additional rule regarding shareholder proposals, for which we are giving the following notice: Under our bylaws, we must receive any shareholder proposal to be presented in connection with our 1999 annual meeting by February 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits

     Exhibit 10.8 Boddie-Noell Properties, Inc. Amended and Restated 1994 Stock Option and Incentive Plan, as amended May 15, 1998
     Exhibit 27       Financial data schedule (electronic filing)

b) Reports on Form 8-K:

      Effective July 27, 1998, we filed a Current Report on Form 8-K to disclose the acquisitions of Woods Edge Apartments and Oak Hollow Apartments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BODDIE-NOELL PROPERTIES, INC.
                          (Registrant)




August 13, 1998           /s/ Philip S. Payne
                          Philip S. Payne
                          Executive Vice President and
                          Chief Financial Officer
                            (Duly authorized officer)



August 13, 1998           /s/ Pamela B. Novak
                          Pamela B. Novak
                          Vice President, Controller and
                            Chief Accounting Officer

                                INDEX TO EXHIBITS

         Exhibit
           No.                                                                                     Page
     10.8             Boddie-Noell Properties, Inc. Amended and Restated 1994 Stock Option and
                      Incentive Plan, as amended May 15, 1998                                          23
     27               Financial data schedule (electronic filing)                                       -
