Form 10-Q
period 1998-09-30
BODDIE NOELL PROPERTIES INC
filed 1998-11-12
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 1998 (the latest practicable date).

Common Stock, $.01 par value                                     5,965,505
(Class)                                                      (Number of shares)


                                                  Total number of pages:  23

                                TABLE OF CONTENTS


   Item No.                                                            Page No.

               PART I - Financial Information
      1        Financial Statements                                         3
      2        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12

               PART II - Other Information
      6        Exhibits and Reports on Form 8-K                            22

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             1998               1997
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $188,116,648       $128,049,529
   Restaurant properties                                                     43,205,075         43,205,075
                                                                       ------------------ ------------------
                                                                            231,321,723        171,254,604
   Less accumulated depreciation                                            (17,894,924)       (14,146,933)
                                                                       ------------------ ------------------
                                                                            213,426,799        157,107,671
Cash and cash equivalents                                                     1,095,179          2,458,565
Rent and other receivables                                                      207,724             65,537
Prepaid expenses and other assets                                             2,105,014            757,567
Investment in and advances to Management Company                                579,751            214,761
Notes receivable                                                              2,270,958          1,909,007
Intangible related to acquisition of
   management operations, net                                                 2,435,238          2,739,888
Deferred financing costs, net                                                 1,121,262            858,687
                                                                       ------------------ ------------------
         Total assets                                                      $223,241,925       $166,111,683
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $134,024,566       $ 86,380,177
Notes payable to affiliates                                                   6,100,000          7,056,300
Accounts payable and accrued expenses                                         2,376,690            930,342
Consideration due for acquisitions                                            3,149,990          3,172,136
Escrowed security deposits and deferred revenue                                 415,875            442,096
                                                                       ------------------ ------------------
      Total liabilities                                                     146,067,121         97,981,051

Minority interest in Operating Partnership                                   19,560,849         12,345,663
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,965,505 at September 30, 1998, and
   5,630,775 at December 31, 1997                                                59,655             56,308
Additional paid-in capital                                                   72,000,467         67,503,012
Dividends distributed in excess of net income                               (14,446,167)       (11,774,351)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             57,613,955         55,784,969
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $223,241,925       $166,111,683
                                                                       ================== ==================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             1998             1997              1998             1997
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                    $ 5,888,138       $ 2,671,706     $ 15,287,080       $ 7,897,982
Restaurant rental income                     1,125,000         1,125,000        3,375,000         3,375,000
Equity in income of
   Management Company                          (43,880)           18,514           34,990           182,747
Interest and other income                      164,240            75,081          436,924           153,526
                                       ----------------- ---------------- ----------------- ----------------
                                             7,133,498         3,890,301       19,133,994        11,609,255
Expenses
Depreciation                                 1,727,695           644,351        3,748,726         1,922,765
Amortization                                   132,890           145,751          391,718           439,289
Apartment operations                         1,875,927           891,073        4,915,954         2,536,564
Administrative                                 389,828           190,418        1,018,928           733,911
Interest                                     2,168,860         1,579,826        5,664,605         4,684,256
                                       ----------------- ---------------- ----------------- ----------------
                                             6,295,200         3,451,419       15,739,931        10,316,785
                                       ----------------- ---------------- ----------------- ----------------
Income before minority
   interest and
   extraordinary item                          838,298           438,882        3,394,063         1,292,470
Minority interest in
   Operating Partnership                       158,623                 -          523,664                 -
                                       ----------------- ---------------- ----------------- ----------------
Income before
   extraordinary item                          679,675           438,882        2,870,399         1,292,470
Extraordinary item - loss on
   early extinguishment of debt                      -                 -           51,335                 -
                                       ----------------- ---------------- ----------------- ----------------
Net income                                 $   679,675       $   438,882     $  2,819,064       $ 1,292,470
                                       ================= ================ ================= ================

Per share data:
Basic earnings per share -
   Income before
      extraordinary item                   $     0.11        $     0.14      $      0.49        $     0.42
   Extraordinary item                               -                 -            (0.01)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income                              $     0.11        $     0.14      $      0.48        $     0.42
                                       ================= ================ ================= ================
Diluted earnings per share -
   Income before
      extraordinary item                   $     0.11        $     0.14      $      0.48        $     0.41
   Extraordinary item                               -                 -            (0.01)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income                              $     0.11        $     0.14      $      0.47        $     0.41
                                       ================= ================ ================= ================
Dividends declared                         $     0.31        $     0.31      $      0.93        $     0.93
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                               5,960,615         3,118,751        5,907,650         3,106,503
                                       ================= ================ ================= ================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1997           5,630,775    $56,308     $67,503,012    $(11,774,351)    $55,784,969
Common stock issued, DRIP                  8,161         82         120,493                         120,575
Common stock issued, offering            200,000      2,000       2,622,516                       2,624,516
Common stock issued, earnout              43,438        434         571,702                         572,136
Dividends paid ($0.31)                                                           (1,821,005)     (1,821,005)
Net income                                                                        1,044,145       1,044,145
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 1998              5,882,374     58,824      70,817,723     (12,551,211)     58,325,336
Common stock issued, DRIP                  7,911         79         110,384                         110,463
Common stock issued, other                65,648        656         943,722                         944,378
Dividends paid ($0.31)                                                           (1,823,536)     (1,823,536)
Net income                                                                        1,095,244       1,095,244
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 1998               5,955,933     59,559      71,871,829     (13,279,503)     58,651,885
Common stock issued, DRIP                  9,572         96         128,638                         128,734
Dividends paid ($0.31)                                                           (1,846,339)     (1,846,339)
Net income                                                                          679,675         679,675
                                     ------------ ----------- --------------- --------------- ---------------
Balance at September 30, 1998          5,965,505    $59,655     $72,000,467    $(14,446,167)    $57,613,955
                                     ============ =========== =============== =============== ===============




BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                1998             1997
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                    $ 2,819,064       $ 1,292,470
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - early
      extinguishment of debt                                                       51,335                 -
   Minority interest in Operating Partnership                                     523,664                 -
   Equity in income of Management Company                                         (34,990)         (182,747)
   Depreciation and amortization                                                4,140,444         2,362,054
   Changes in operating assets and liabilities:
      Rent and other receivables                                                 (140,174)          (22,039)
      Prepaid expenses and other assets                                          (938,624)         (197,941)
      Accounts payable and accrued expenses                                       656,341           545,744
      Security deposits and deferred revenue                                       (1,062)          (86,396)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       7,075,998         3,711,145

Investing activities:
Acquisition of apartment properties                                           (41,051,647)                -
Additions to apartment properties                                                (955,044)         (480,788)
(Advances to) repayment from
   Management Company                                                            (330,000)          100,000
Dividends from Management Company                                                       -            97,687
Investment in notes receivable                                                   (361,951)       (1,412,508)
                                                                          ----------------- ----------------
Net cash used in investing activities                                         (42,698,642)       (1,695,609)

Financing activities:
Proceeds from issue of common stock,
   net of costs                                                                 2,972,667           432,269
Distributions to Operating Partnership
   minority unitholders                                                          (707,292)                -
Dividends paid to common shareholders                                          (5,490,880)       (2,885,316)
Proceeds from notes payable                                                    48,606,951         1,412,508
Principal payments on notes payable                                           (10,712,863)         (368,213)
Payment of deferred financing costs                                              (409,325)          (42,496)
                                                                          ----------------- ----------------
Net cash provided by (used in) financing activities                            34,259,258        (1,451,248)
                                                                          ----------------- ----------------

Net  (decrease) increase in
   cash and cash equivalents                                                   (1,363,386)          564,288
Cash and cash equivalents at
   beginning of period                                                          2,458,565           842,604
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $ 1,095,179       $ 1,406,892
                                                                          ================= ================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Financial Statements - September 30, 1998
(Unaudited)

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

The results for the first nine months of 1998 are not necessarily indicative of future financial results.

Note 2.  Acquisition of apartment communities

Effective June 1, 1998, we acquired a majority interest in Woods Edge Apartments Limited Partnership of Durham ("Woods Edge Partnership") for an estimated net acquisition cost of approximately $14.1 million. We made cash payments totaling $2.3 million and issued 186,282 partnership units in Boddie-Noell Properties Limited Partnership, which we refer to as the Operating Partnership. The partnership units' imputed value was $2.7 million. Woods Edge Partnership subsequently liquidated. We received a liquidating distribution that included the Woods Edge apartment community, subject to a $9.75 million first deed of trust loan, and approximately $822,000 of current assets in excess of current liabilities, including $585,000 of cash. We incurred other direct costs of approximately $123,000 to acquire Woods Edge.

Effective July 27, 1998, we acquired a majority interest in Oak Hollow Apartments Limited Partnership ("Oak Hollow Partnership") for an estimated net acquisition cost of approximately $12.3 million. We made cash payments totaling $2.3 million and issued 106,124 Operating Partnership units with an imputed value of $1.5 million. We also made additional cash investments in Oak Hollow Partnership of approximately $533,000 to help fund liquidating distributions and payment of certain existing liabilities. Oak Hollow Partnership subsequently liquidated. We received a liquidating distribution that included the Oak Hollow apartment community, subject to first and second deed of trust loans totaling $7.8 million, and approximately $70,000 of current liabilities in excess of current assets. We incurred other direct costs of approximately $91,000 to acquire Oak Hollow. We subsequently refinanced the long-term debt related to Oak Hollow.

Effective August 22, 1998, we acquired Madison Hall Apartments for an estimated total acquisition cost of approximately $6.4 million. We issued 36,667 Operating Partnership units with an imputed value of $550,000, and made cash payments of $5.2 million to retire existing mortgages and other liabilities related to the community. We will issue an additional 36,666 Operating Partnership units with an imputed value of $550,000 in August 1999. We incurred other direct costs of approximately $106,000 to acquire Madison Hall.

Effective September 2, 1998, we acquired Summerlyn Place Apartments for an estimated total acquisition cost of approximately $10.4 million. We issued 100,588 Operating Partnership units with an imputed value of $1.3 million, and made cash payments of $8.9 million to retire existing mortgages and other liabilities related to the community. We incurred other direct costs of approximately $164,000 to acquire Summerlyn Place.

Effective September 9, 1998, we acquired Allerton Place Apartments for an estimated total acquisition cost of approximately $16.0 million. We made cash payments totaling $1.4 million and issued 99,334 Operating Partnership units with an imputed value of $1.3 million. In addition, we made cash payments of $13.1 million to retire existing mortgages and other liabilities related to the community. We incurred other direct costs of approximately $225,000 to acquire Allerton Place.

Note 3.  Notes payable

In January 1998, we applied $1.9 million proceeds from a common stock offering to pay off the outstanding balance of our fixed-rate $25.5 million line of credit with a bank. These proceeds resulted from underwriters exercising their over-allotment option. In June 1998, we modified this line of credit agreement to make it a revolving line of credit and to provide for variable interest at 30-day LIBOR plus 1.75%. During June through September 1998 we drew $11.7 million against this line of credit to fund our acquisition activities.

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

Effective June 1, 1998, in conjunction with the acquisition of Woods Edge Apartments, we assumed a loan in the amount of $9.75 million that is secured by a deed of trust on and assignment of rents of Woods Edge Apartments. The note payable provides for interest at 6.95% payable in monthly interest-only installments of $56,000 and matures in 2007.

In August and September, 1998, in conjunction with the acquisition of Oak Hollow, Madison Hall, Summerlyn Place, and Allerton Place, we issued notes payable totaling $29.5 million secured by deeds of trust and assignments of rents of the apartment communities. The notes provide for interest at rates ranging from 6.345% to 6.65% payable in monthly interest-only installments of approximately $160,000 and mature in 2008.

Notes payable consist of the following:

                                                                          September 30         December 31
                                                                                1998               1997
                                                                          ------------------ -----------------
Note payable to a bank in the principal sum of up to
$25.5 million, due December 1999, secured by deeds of
trust on 47 restaurant properties and assignment of
rents for those restaurants. In June 1998, we modified
this line of credit agreement to make it a revolving line
of credit with a variable interest rate of 30-day LIBOR
plus 1.75% (7.22% at September 30, 1998), interest-only
payments on the outstanding balance due monthly. Prior
to the June 1998 modification, interest was due monthly
at an effective fixed rate of 8.11%. At September 30,
1998, $13.8 million funds were available under the
revolving line of credit.                                                    $11,700,000        $1,900,000

Fixed rate notes payable comprised of four loans,
payable in monthly installments totaling approximately
$287,000 including principal and interest at rates ranging
from 7.86% to 8.55%, with maturities in 2000 (balloon of
approximately $12.5 million) through 2025. Secured by
deeds of trust and assignments of rents of four apartment
communities.                                                                  35,688,108        36,024,379

Variable rate note payable to a bank in the principal
amount of up to $2,625,000 due May 1999, interest on
the outstanding principal balance at 30-day LIBOR plus
2.25% (7.72% at September 30, 1998) payable monthly.
Secured by deeds of trust and assignments of rents of
three apartment communities.                                                   2,270,958         1,909,007

Variable rate note payable due in 2002, payable in monthly
installments of $6,511 principal plus interest at 30-day
LIBOR plus 1.75%. Secured by deeds of trust and assignment
 of rents of three apartment communities. This note was
retired in March 1998.                                                                 -         8,476,291

Fixed rate notes payable comprised of 10 loans, interest
rates ranging from 6.34% to 6.95%, payable in interest-only
 monthly installments totaling approximately $478,000,
with maturities in 2007 and 2008. Secured by deeds of
trust and assignments of rents of 10 apartment communities.
At December 31, 1997, four of these loans were
outstanding.                                                                  84,365,500        38,070,500

Variable rate notes payable to affiliates due May 1999,
interest at the lower of 30-day LIBOR plus 1.50%
(6.97% at September 30, 1998) or 8%, payable quarterly.
One of these two notes was retired in May 1998.                                6,100,000         7,056,300
                                                                          ----------------- -----------------

                                                                            $140,124,566       $93,436,477
                                                                          ================= =================

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

In the nine months ended September 30, 1998, we issued 17,469 shares of our common stock in payment of dividends under our Dividend Reinvestment and Stock Purchase Plan. We also issued 8,175 shares of our common stock for additional cash investments under this plan.

On June 30, 1998, we granted stock options to certain executive officers for a total of 120,000 shares at $13 1/8 per share, the fair market value on that date. These options vest over a four-year period and expire in June 2008.

We calculated basic and diluted earnings per share using the following amounts:


                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             1998             1997              1998             1997
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
For basic earnings per share -
   Income before
      extraordinary item                     $ 679,675         $ 438,882       $2,870,399        $1,292,470
  Extraordinary item                                 -                 -          (51,335)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                $ 679,675         $ 438,882       $2,819,064        $1,292,470
                                       ================= ================ ================= ================

For diluted earnings per share -
   Income before
      extraordinary item (1)                 $ 838,298         $ 438,882       $3,394,063        $1,292,470
  Extraordinary item (1)                             -                 -          (59,682)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income (1)                            $ 838,298         $ 438,882       $3,334,381        $1,292,470
                                       ================= ================ ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               5,960,615         3,118,751        5,907,650         3,106,503


                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             1998             1997              1998             1997
                                       ----------------- ---------------- ----------------- ----------------

Effect of dilutive securities:
   Contingent stock, acquisition                     -            34,021            2,387            24,576
   Convertible Operating
      Partnership units                      1,288,598                 -        1,085,120                 -
   Stock options (2)                             9,012            30,734           26,120            16,437
                                       ----------------- ---------------- ----------------- ----------------
                                             1,297,610            64,755        1,113,627            41,013
                                       ----------------- ---------------- ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,258,225         3,183,506        7,021,277         3,147,516
                                       ================= ================ ================= ================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We have excluded 120,000 options granted in June 1998 at an exercise price of $13.125 because they were antidilutive at September 30, 1998.

We have restated the 1997 earnings per share amounts to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

Note 5.  Subsequent events

On October 15, 1998, we declared a cash dividend of $0.31 per share, which we will pay on November 16, 1998, to shareholders of record on October 30, 1998.


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

Company Profile

      Boddie-Noell Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 14 apartment communities containing 3,188 units and have the right to acquire one additional apartment community containing 108 units. We also own 47 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We also manage five other apartment communities through an unconsolidated subsidiary. Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

      The Company is structured as an UPREIT, or umbrella partnership real estate investment trust. We are the sole general partner and own a controlling interest in Boddie-Noell Properties Limited Partnership (the "Operating Partnership"), through which we conduct all of our operations.

Overview

      This discussion analyzes our operations for the first three quarters of 1998 compared to the first three quarters of 1997. In reading this discussion, it may help if you keep certain key events in mind:

      During the fourth quarter of 1997 and the first three quarters of 1998, we experienced a number of significant changes that resulted in a marked increase in our total assets, revenues, and expenses, and significant changes in our equity and debt.

      -Effective December 1, 1997, we acquired four apartment communities containing 880 units, for an estimated cost of $60.7 million.

      -Effective June 1, 1998, we acquired Woods Edge Apartments, which contains 264 units, for an estimated cost of $14.1 million.

      -Effective July 27, 1998, we acquired Oak Hollow Apartments, which contains 220 units, for an estimated cost of $12.3 million.

      -Effective August 22, 1998, we acquired Madison Hall Apartments, which contains 128 units, for an estimated cost of $6.4 million.

      -Effective September 2, 1998, we acquired Summerlyn Place Apartments, which contains 140 units, for an estimated cost of $10.4 million.

      -Effective September 9, 1998, we acquired Allerton Place Apartments, which contains 228 units, for an estimated cost of $16.0 million.

      -Effective December 1, 1997, we converted to an UPREIT structure. In conjunction with our December 1997 apartment acquisition, we issued 950,000 Operating Partnership units that represented an approximate 15% ownership of the Operating Partnership (we refer to these limited partners of the Operating Partnership as "minority unitholders" or "minority interest"). During the first nine months of 1998, we issued an additional 529,000 Operating Partnership units in conjunction with apartment acquisitions. Minority ownership of the Operating Partnership increased to approximately 20%.

      -In mid-December 1997, we completed a common stock offering of 2.5 million shares of our common stock. In January 1998, we issued an additional 200,000 shares when the underwriters exercised part of their over-allotment option. Net proceeds of this offering were $34.9 million.

      -In December 1997 and January 1998, we applied the net proceeds of the common stock offering to retire outstanding debt, including $25.3 million of debt that existed before our December 1997 apartment acquisition.

      -We financed the apartments acquisitions with fixed-rate deed of trust loans totaling $77.4 million, draws on our line of credit totaling $11.7 million, and issuance of Operating Partnership units.

      -These transactions significantly changed our capital and operating structure:
       -We increased the number of apartments we owned by approximately 140%, and increased our real estate investments by approximately 120%.
       -We increased our recorded shareholders' equity by approximately 150%, and increased our number of shares outstanding by approximately 86%. -We increased our long-term debt and reduced our weighted-average interest rate on outstanding debt. Prior to the December 1997 transactions, the ratio of our debt to real estate assets at cost was 71.2%. As of September 30, 1998, this ratio was 60.6%.


Results of Operations

Revenues

      For the third quarter of 1998, total revenue increased by 83.4% over the same period in 1997. For the first nine months of 1998, total revenue increased by 64.8% over the same period in 1997. We have two principal sources of revenue: apartment rental income and restaurant rental income. For both the quarter and first nine months of 1998, the increase in total revenue was attributable to a significant increase in apartment rental income.

      Apartment rental income increased by 120.4% for the third quarter and 93.6% for the first nine months of 1998 compared to the same periods in 1997. The increases for both the quarter and year-to-date periods were principally due to the acquisition of four apartment communities in the fourth quarter of 1997, one in the second quarter of 1998, and four more in the third quarter of 1998.

      Revenues for apartment communities we owned throughout the first nine months of both 1998 and 1997 were $2.7 million in the third quarter of 1998, unchanged compared to the third quarter of 1997. Revenues for these communities were $7.9 million through the first nine months of 1998, an increase of 0.3% compared to the first nine months of 1997. These comparisons reflect slight reductions in average occupancy with small increases in average monthly revenue per unit at these communities. In analyzing our second quarter results we noted that we had experienced higher than expected vacancy at Paces Commons due to a flurry of home purchases. While this property has yet to return to its prior year occupancy levels, we have seen substantial improvement in occupancy at this community during the third quarter.

      Summary amounts for apartment communities' occupancy and revenue per occupied unit are as follows:

                                         Three months ended September 30      Nine months ended September 30
                                       ------------------------------------ ------------------------------------
                                                                 Average                              Average
                                                                 monthly                              monthly
                             Number                              revenue                              revenue
                               of        Average     Average       per        Average     Average       per
                           apartment    physical     economic    occupied    physical     economic    occupied
                             units      occupancy   occupancy      unit      occupancy   occupancy      unit
                           ----------- ------------ ----------- ----------- ------------ ----------- -----------
Abbington Place (1)               360        93.1%       93.6%        $780        92.9%       93.5%        $787
Harris Hill                       184        96.7%       96.7%         728        96.4%       97.1%         719
Latitudes                         448        96.5%       96.1%         673        95.4%       95.8%         665
Oakbrook                          162        95.8%       95.5%         783        95.9%       96.2%         774
Paces Commons                     336        93.7%       93.7%         704        92.8%       92.6%         708
Paces Village                     198        94.4%       95.7%         675        93.1%       94.2%         674
Pepperstone (1)                   108        98.1%       98.0%         691        96.4%       97.0%         687
Savannah Place (1)                172        97.3%       96.7%         788        97.9%       97.5%         778
Waterford Place (1)               240        96.1%       94.8%         857        93.8%       92.5%         871
Woods Edge (2)                    264        95.2%       96.2%         749           na          na          na
Oak Hollow (3)                    220        95.8%       97.0%         743           na          na          na
Madison Hall (3)                  128        86.1%       91.6%         640           na          na          na
Summerlyn Place (3)               140        95.5%       96.3%         843           na          na          na
Allerton Place (3)                228        96.1%       97.8%         803           na          na          na

All apartments--                3,188        95.3%       95.6%         740        94.5%       94.9%         737

Same units (4)
   - 1998                       1,328        95.4%       95.4%         702        94.6%       95.0%         698
   - 1997                       1,328        94.9%       95.9%         697        95.0%       95.5%         692

(1) Acquired December 1, 1997.
(2) Acquired June 1998.  Amounts for months owned.
(3) Acquired during third quarter of 1998. Amounts for months owned.
(4) Apartment communities owned throughout the first nine months of both 1998 and 1997.

      For the third quarter and first nine months of both 1998 and 1997, restaurant rental income was the minimum rent. For the quarter, sales at our restaurant properties decreased by 1.1% compared to the third quarter of 1997. For the first nine months of 1998, sales at our restaurant properties decreased by 1.5% compared to the first nine months of 1997. Despite this decrease in sales, restaurant rental income remained unchanged. Restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875% of food sales.

      The decrease in equity income from our unconsolidated subsidiary management company in 1998 compared to 1997 reflects the effect of the sale of two managed properties in the first quarter of 1997 and the loss of management fees from Woods Edge and Oak Hollow. (The Management Company fee-managed these communities before we acquired them.) We do not expect the operations of the Management Company to have a significant effect on our financial position, operating results or cash flows in future periods.

      Interest and other income increased in 1998 compared to 1997, primarily due to interest and fees we earned from our participating note receivable from The Villages of Chapel Hill Limited Partnership and increased interest we earned on idle cash.

Expenses

      Total expenses increased by 82.4% for the third quarter and by 52.6% for the first nine months of 1998. Apartment operations expense increased by 110.5% for the third quarter and 93.8% for the first nine months of 1998. These increases are primarily attributable to the acquisition of nine apartment communities since December 1997.

      For communities owned throughout the first nine months of both 1998 and 1997, apartment operations expense totaled $916,000, a 2.8% increase compared to the third quarter of 1997. Apartment operations expense for these communities totaled $2.7 million through the first nine months of 1998, a 7.7% increase compared to the first nine months of 1997. These communities have experienced significant increases in property insurance premiums effective November 1997 as a result of the fire loss at Latitudes in December 1996. In addition, these communities experienced increased maintenance payroll costs in 1998, primarily due to increased labor rates.

      Apartment operations expense was 31.9% of related rental income in the third quarter of 1998. For the first nine months of 1998, apartment operations expense was 32.2% of related rental income.

      For communities owned throughout the first nine months of both 1998 and 1997, apartment operations expense was 34.3% of related rental income in the third quarter of 1998, compared to 33.2% in the third quarter of 1997. For these communities, apartment operations expense was 34.4% of related rental income through the first nine months of 1998, compared to 32.1% through the first nine months of 1997. These increases in operations expense as a percentage of rental income reflect the effect of significant increases in certain expenses with relatively flat revenues.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      The increases in depreciation expense are attributable to the addition of apartment communities. The decreases in amortization expense reflect reduced amortization of deferred financing costs after significant debt retirements in December 1997.

      Administrative costs increased by 104.7% for the third quarter and 38.8% for the first nine months of 1998 compared to 1997. The increase in administrative costs for the third quarter of 1998 compared to 1997 reflects the timing of certain costs of directors' activities as well as the impact of staff bonuses recorded and paid in the third quarter of 1998. The increased expenses for the first nine months of 1998 compared to 1997 are generally attributable to additional corporate level staff and overhead costs resulting from the addition of apartment communities in December 1997. We expect that administrative costs will continue to increase as and when we acquire additional apartment communities.

      Interest expense increased by 37.3% for the third quarter and 20.9% for the first nine months of 1998 compared to 1997. The increased expense in 1998 reflects the effect of debt issued related to apartment acquisitions, offset by the significant impact of retirements of higher rate debt. Weighted average interest rates were 7.5% for the third quarter of 1998 and through the first nine months of 1998 compared to 8.1% in the third quarter of 1997 and 8.0% through the first nine months of 1997.

Net income

      Net income for the third quarter of 1998 increased 54.9% compared to the third quarter of 1997. For the first nine months of 1998, income before an extraordinary item (for loss on early retirement of debt in first quarter) increased 122.1% compared to the first nine months of 1997. These increases in net income reflect the impact of several key factors--the significant increase in apartment communities and improved apartment operations at acquired communities, and the significant reduction in interest expense as a percentage of revenues.

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

      We calculated funds from operations as follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1998            1997            1998            1997
                                             --------------- --------------- --------------- ---------------
Income before minority interest and
   extraordinary item                            $   838         $   439         $ 3,394         $ 1,292
Depreciation                                       1,728             644           3,749           1,923
Amortization of
   management intangible                             102              97             305             278
Non-recurring equity income items                      -               -               -            (103)
                                             --------------- --------------- --------------- ---------------
Funds from operations before
   minority interest in
   Operating Partnership                           2,668           1,180           7,447           3,391
Minority interest in
   funds from operations                            (468)              -          (1,151)              -
                                             --------------- --------------- --------------- ---------------
Funds from operations                            $ 2,200         $ 1,180         $ 6,296         $ 3,391
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1998            1997            1998            1997
                                             --------------- --------------- --------------- ---------------
Funds from operations before
   minority interest in
   Operating Partnership                         $ 2,668         $ 1,180         $ 7,447         $ 3,391
Amortization of loan costs                            31              49              87             161
Scheduled debt principal payments                   (123)           (125)           (365)           (368)
Recurring capital expenditures                      (258)            (87)           (569)           (300)
Non-recurring equity income items                      -               -               -             103
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                 $ 2,318         $ 1,017         $ 6,600         $ 2,986
                                             =============== =============== =============== ===============


      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1998            1997            1998            1997
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                          $ 2,492         $ 1,349        $  7,076         $ 3,711
   Investing activities                          (39,895)           (736)        (42,699)         (1,696)
   Financing activities                           36,775            (418)         34,259          (1,451)

Dividends and distributions paid to:
   Shareholders                                  $ 1,846         $   965        $  5,491         $ 2,885
   Minority unitholders in
      Operating Partnership                          314               -             707               -

Non-recurring capital expenditures               $   169         $    81        $    389         $   181

Weighted average common
   shares outstanding                              5,961           3,119           5,908           3,107
Weighted average Operating
   Partnership minority units
   outstanding                                     1,284               -           1,084               -


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

      During the first six months of 1998, we issued 16,072 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan for cash proceeds totaling $231,000. In August 1998, we issued 9,572 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan for cash proceeds totaling $125,000.

      In May 1998, we issued 65,648 shares of our common stock to retire a $956,000 note payable to an affiliate.

      In January 1998, we applied $1.9 proceeds from a common stock offering to pay off the outstanding balance of our fixed-rate $25.5 million line of credit with a bank. These proceeds resulted from underwriters exercising their over-allotment option. In June 1998, we modified this line of credit agreement to make it a revolving line of credit and to provide for variable interest at 30-day LIBOR plus 1.75%. During June through September 1998, we borrowed $11.7 million under this line of credit, which remains outstanding at September 30, 1998.

      In March 1998, we applied $7.0 million proceeds from a fixed-rate loan and operating cash to retire an $8.5 million variable-rate note secured by three apartment communities. The new loan provides for interest at 6.73% payable in monthly interest-only installments of $39,000 and matures in 2008. A deed of trust on and assignment of rents of Paces Village Apartments secure the new loan.

      Effective June 1, 1998, in conjunction with the acquisition of Woods Edge Apartments, we assumed a loan in the amount of $9.75 million that is secured by a deed of trust on and assignment of rents of Woods Edge Apartments. The note payable provides for interest at 6.95% payable in monthly interest-only installments of $56,000 and matures in 2007.

      In August and September, 1998, in conjunction with the acquisition of Oak Hollow, Madison Hall, Summerlyn Place and Allerton Place, we issued notes payable totaling $29.5 million secured by deeds of trust and assignments of rents of the apartment communities. The notes provide for interest at fixed rates ranging from 6.345% to 6.65% payable in monthly interest-only installments totaling approximately $160,000 and mature in 2008.

      At September 30, 1998, total long-term debt was $140.1 million, including $120.0 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $20.1 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.2% at September 30, 1998, compared to 7.6% at December 31, 1997, and 8.0% at September 30, 1997. A 1% increase in variable interest rates would increase our annual interest expense by approximately $203,000, while a 1% decrease in variable interest rates would decrease our annual interest expense by $203,000.

      At September 30, 1998, our debt-to-total market capitalization ratio was 61.6%, compared to 50.6% at December 31, 1997, and 60.3% at September 30, 1997. The debt-to-total market capitalization ratio is defined as total debt divided by the sum of our total debt and the market value of our outstanding shares of common stock and Operating Partnership units. The closing price for our common shares on the American Stock Exchange on September 30, 1998, was $11.75.

Cash flows and liquidity

      We continue to produce sufficient cash flow to fund our regular dividend. The Company has announced that it will pay a regular quarterly dividend of $0.31 per share on November 16, 1998, to shareholders of record on October 30, 1998.

      During June through September 1998, we acquired 5 apartment communities with total acquisition cost of approximately $59.1 million. We financed these acquisitions by issuing notes payable secured by deeds of trust, issuance of Operating Partnership units, and draws on our revolving line of credit.

      We capitalize our expenditures relating to acquiring new assets, materially enhancing the value of existing assets, or substantially extending the useful life of existing assets. All carpet and vinyl replacements are capitalized. Additions to owned apartment communities were funded from cash provided by operating activities and proceeds of common stock issued through the Company's Dividend Reinvestment and Stock Purchase Plan.

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


Year 2000 Issues

      The Year 2000 issue refers to the inability of certain computer systems to accurately store and use dates after 1999. This could result in a system failure or miscalculation that could cause disruption of operations. The Year 2000 issue affects all companies.

      We have completed our assessment of our core computer information system. Our current primary use of software systems is our corporate accounting system. Our hardware and operating system are currently Year 2000 compliant. Our accounting software is widely used in the real estate industry. The primary components of the accounting software system - the general ledger, resident subsidiary ledger, and accounts payable subsidiary ledger - are all currently Year 2000 compliant. In addition, the software provider is currently developing Windows based versions of these modules that are also Year 2000 compliant. We plan to convert to the new versions by mid-1999, once satisfactory testing of those versions has been completed.

      In the meantime, we have moved ahead with previously planned expansions and enhancements to our information system, all of which are Year 2000 compliant. During the last 12 months, our Management Company has invested approximately $150,000 in hardware and software upgrades to accommodate the growth and expansion of our information system. We expect to invest approximately $50,000 more during the next 6 to 12 months as we complete our wide area network communications system. These expenditures were previously planned and were not accelerated due to Year 2000 issues. We do not expect the cost of Year 2000 remediation to be material. We will continue to monitor for Year 2000 compliance of all software installed on company-owned hardware.

      In addition, our property management group is currently identifying and assessing other systems, such as telecommunications, security, HVAC, elevators, fire and safety systems, which may include embedded technology such as microcontrollers for which the Year 2000 issue may exist. We have completed assessments for more than 50% of such systems, and, to date, have found no equipment for which Year 2000 issues exist. We expect to complete our assessments by December 31, 1998. Based on our knowledge of our properties and systems and the results of our assessments to date, we do not believe that the Year 2000 issue will have a material impact on our operations.

      We rent our apartments to individuals, and we do not have a single customer or group of customers who rent a significant number of apartments. With the exception of utility providers, our primary purchases are building-related products and services from numerous suppliers. Our core computer information system does not interface with any tenants, third-party vendors or suppliers. We have requested information regarding Year 2000 readiness from our utility providers, significant vendors and suppliers. We have received responses from more than 50% of those queried. To date, no suppliers have indicated Year 2000 issues that could materially impact our operations. However, we cannot give assurance that external agents will be Year 2000 ready; nor can we determine the effect of non-compliance by external agents.

      We rent our restaurants to a single operator under a triple-net master lease. That tenant has represented to us that both its point-of-sale and core financial information systems are currently Year 2000 compliant. That company has also undertaken a comprehensive plan for Year 2000 readiness, and is in the process of obtaining information and assessing Year 2000 issues with regard to both internal and external sources of information, products and services. Based on our discussions with that tenant, we do not believe that there is a significant risk that Year 2000 issues affecting that company will have a material impact on our operations. However, we cannot give assurance with respect to the timing of their efforts or the potential effect of their failure to resolve any significant Year 2000 issues that may arise.

      To date there has been no indication that any significant Year 2000 issues must be resolved. We currently have not formalized a contingency plan in the event that we, or a significant third-party supplier, do not resolve any material Year 2000 issues that may arise. We plan to complete our queries of third-party vendors and suppliers by December 31, 1998. We will review our status in early 1999 to determine if such a plan is necessary.


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

a)    Exhibits

      Exhibit 27        Financial data schedule (electronic filing)

b)    Reports on Form 8-K:

      Effective July 27, 1998, we filed a Current Report on Form 8-K to disclose the acquisitions of Woods Edge Apartments and Oak Hollow Apartments.

      Effective September 2, 1998, we filed a Current Report on Form 8-K to disclose the acquisitions of Madison Hall Apartments, Summerlyn Place Apartments, and Allerton Place Apartments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BODDIE-NOELL PROPERTIES, INC.
                          (Registrant)




November 12, 1998              /s/ Philip S. Payne
                          -------------------------------------
                          Philip S. Payne
                          Executive Vice President and
                          Chief Financial Officer
                          Duly authorized officer)



November 12, 1998             /s/ Pamela B. Novak
                         --------------------------------------
                         Pamela B. Novak
                         Vice President, Controller and
                         Chief Accounting Officer