Form 10-K405
period 1998-12-31
BODDIE NOELL PROPERTIES INC
filed 1999-03-30
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class Name of each exchange on which registered:

Common Stock, par value $.01 per share                  American Stock Exchange
--------------------------------------                  -----------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 1999 was approximately $67,405,000.
         The number of shares of Registrant's Common Stock outstanding on March 22, 1999, was 5,991,551.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the 1999 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                                 Index to exhibits at page 50

                          BODDIE-NOELL PROPERTIES, INC.
                                TABLE OF CONTENTS

   Item No.             FINANCIAL INFORMATION                                                 Page No.
                        PART I
          1             Business                                                                    3
          2             Properties                                                                  6
          3             Legal Proceedings                                                          10
          4             Submission of Matters to a Vote of Security Holders                        10
          X             Executive Officers of the Registrant                                       10

                        PART II
          5             Market for Registrant's Common Equity and Related Stockholder
                        Matters                                                                    11
          6             Selected Financial Data                                                    12
          7             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                  15
          7A            Quantitative and Qualitative Disclosures About Market Risk                 25
          8             Financial Statements and Supplementary Data                                25
          9             Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure                                                   25

                        PART III
         10             Directors and Executive Officers of the Registrant                         25
         11             Executive Compensation                                                     26
         12             Security Ownership of Certain Beneficial Owners and Management
                                                                                                   26
         13             Certain Relationships and Related Transactions                             26

                        PART IV
         14             Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K                                                                        26




                                     PART I


ITEM 1.  BUSINESS

Company Profile

         Boddie-Noell Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,440 units, and have the right to acquire one additional apartment community containing 108 units. We also own 47 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities through an unconsolidated subsidiary.

         As of March 22, 1999, we have 5,991,551 shares of common stock and 1,579,027 Operating Partnership minority units outstanding, owned by approximately 8,000 beneficial owners. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP."

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

         In 1987, we purchased 47 existing restaurant properties for an aggregate purchase price of $43.2 million. From 1987 through 1992, our assets primarily consisted of these 47 restaurant properties. During this period we operated as an externally administered and externally managed REIT. We leased the restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), a Hardee's franchisee, under a master lease on a triple-net basis. A master lease is a single lease that covers multiple properties, while a triple-net lease is one where the lessee pays all operating expenses, maintenance, property insurance and real estate taxes.

         In 1993, in order to provide for growth in funds from operations and enhance shareholder value, we began to change our focus from restaurant properties to apartment communities. We acquired Paces Commons in June 1993, followed by Oakbrook in June 1994.
Both of these apartment communities are located in Charlotte, North Carolina.

         In October 1994, we continued our diversification with our acquisition of BT Venture Corporation, an integrated real estate management, development and acquisition company, which we acquired from two of our affiliates. With this acquisition, we became a self-administered and self-managed REIT. BT Venture Corporation owned Latitudes in Virginia Beach, Virginia, and managed 12 apartment communities (including Latitudes and the two that we owned) and three retail shopping centers.

         After the acquisition of BT Venture Corporation, we also acquired Harris Hill, in Charlotte, in December 1994, and Paces Village, located in Greensboro, North Carolina, in May 1996.

         In May 1995, we reorganized our third-party management operations to better enable us to comply with certain IRS regulations that limit the amount of revenues that a REIT can earn from third-party property management contracts. We transferred all of our third-party management contracts to our newly formed management company, BNP Management, Inc., an unconsolidated taxable subsidiary of the Company. In exchange we received a 95% economic interest in BNP Management, represented by 100% of the non-voting equity and 1% of the voting equity of BNP Management. Because we do not control the voting stock of the Management Company, we account for this investment using the equity method of accounting. This means that we show our 95% interest in the net income of the Management Company as a line item on our income statement, and the amount we have invested in the Management Company as a line item on our balance sheet.

         Restaurant sales and restaurant rental income have been declining since 1992, reflecting the increased competition and widespread price discounting in the fast food industry. In August 1997, CKE Restaurants, Inc. purchased Hardee's Food Systems, Inc., the restaurant franchisor. CKE is the owner and operator of "Carl's Jr.," a fast food hamburger chain with approximately 850 restaurants. While the rate of decline in restaurant sales has slowed in recent years, we have not seen improvement in restaurant sales to date.

Recent Developments

         In 1997, we reincorporated in the state of Maryland and reorganized to an UPREIT structure. UPREIT stands for "umbrella partnership real estate investment trust." An UPREIT is a real estate investment trust that controls and holds most of its properties through an umbrella limited partnership. The umbrella limited partnership in our UPREIT is Boddie-Noell Properties Limited Partnership, a Delaware limited partnership, which we refer to as the Operating Partnership. We are the sole general partner and own a controlling interest in the Operating Partnership, through which we conduct all of our operations. We refer to the limited partners of the Operating Partnership as "minority unitholders" or "minority interest."

         Prior to the reorganization, most property owners who sold us properties recognized gain on their sale. However, through our UPREIT structure, we can acquire properties in exchange for Operating Partnership units and trigger no immediate tax obligation for certain sellers. We believe that our conversion to an UPREIT will therefore enable us to acquire properties not otherwise available or at lower prices because of the tax advantages to certain property sellers of receiving limited partnership interests instead of cash as consideration. Minority unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the Company on a one-for-one basis. Distributions of cash from the Operating Partnership are allocated between the REIT and the minority unitholders based on their respective unit ownership.

         In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities located in Greensboro, Winston-Salem, and Burlington, North Carolina. We refer to this acquisition as the "Chrysson acquisition," and to the sellers as the "Chrysson Parties." Under the terms of the acquisition agreement, we will have a right of first refusal to purchase any project developed in the future by the development entity owned by the Chrysson Parties.

         On December 1, 1997, we acquired four communities from the Chrysson Parties. We issued 950,032 Operating Partnership units in December 1997 in relation to the first four communities, and deferred issuing 100,000 additional units until December 1998, and 100,000 units until December 1999.

         In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock. In January 1998, we issued 200,000 additional shares for the underwriters' over-allotment in this offering. We used proceeds of this offering to retire long-term debt. This common stock offering almost doubled the number of the Company's common shares outstanding.

         During June through September 1998, we acquired two more Chrysson communities as well as three additional apartment communities. We issued 582,995 Operating Partnership units in relation to these acquisitions, and deferred issuing an additional 36,666 units until August 1999.

         In January 1999, we acquired one additional apartment community in a direct purchase for cash and assumption of long-term debt.

Current Operations

         We conduct all of our operations through the Operating Partnership. We currently own approximately 79% of the outstanding Operating Partnership units.

         We currently own and operate 15 apartment communities. These communities are located in North Carolina and Virginia, and contain a total of 3,440 apartment units. Upon completion of our acquisition of all of the Chrysson properties, we will also own an additional apartment community with 108 apartment units in Winston-Salem, North Carolina. We also own the 47 restaurant properties that we lease to Enterprises under a triple-net master lease.

         We have 133 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel.

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

         Our residents are typically mid- to high-end "residents by necessity"--individuals or families with moderate to high-income level that live in apartments by necessity. They include retirees, young professionals, manager-level white-collar workers, medical personnel, teachers, and members of the military and young families.

         We strongly emphasize on-site property management. We seek opportunities and have developed internal programs to increase rents, reduce resident turnover, raise average occupancy rates and control costs. On-site community managers report directly to regional managers who are locally based. This flat organization provides for efficient staffing levels, reduces overhead expenses, and enables us to respond to the needs of residents and on-site employees. In an effort to reduce long-term operating costs, we annually review each apartment community and promptly attend to maintenance and recurring capital needs. Our employees supervise all renovation and repair activities, which are generally completed by outside contractors.

         As a consequence of our focus on apartments, we may elect to sell our restaurant properties and reinvest the proceeds in additional apartment communities. However, no sale of the restaurants is pending, and we intend to divest the restaurants only when we believe such a transaction will enhance shareholder value.


ITEM 2.  PROPERTIES

Apartment Communities

         Through the Operating Partnership, we own and manage 15 apartment communities consisting of 3,440 apartment units (including Chason Ridge which we acquired effective January 1, 1999.) The average age of the apartment communities is approximately 6.8 years. For the fourth quarter of 1998, our average economic occupancy rate was 94.2%, and average revenue per occupied unit was $736. The buildings in our apartment communities are generally wood framed, two and three story buildings, with exterior entrances, individually metered gas and electric service, and individual heating and cooling systems. Our apartment units are comprised of 33.3% one bedroom units, 59.3% two bedroom units, and 7.4% three bedroom units. The units average 1,001 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities. The communities are held subject to loans, discussed in the notes to the financial statements.

         The table on page 8 summarizes information about each of our apartment communities.

Restaurant Properties

         We lease the 47 restaurant properties on a triple-net basis to Enterprises under a master lease. The master lease, as amended in December 1995, has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Under the amended lease, annual rent in 1998, 1997, and 1996 was equal to the greater of $4.5 million or 9.875% of food sales from the restaurants. Under certain conditions as defined in the lease agreement, both the Company and Enterprises have the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms.

         In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed to be uneconomic. In 1999, Enterprises notified us of its intention to purchase one restaurant in May 1999 and two additional restaurants in June 1999. After sale of these three restaurant properties to Enterprises, we expect that minimum rent will be approximately $4.3 million in 1999 and $4.2 million per year thereafter. We expect to receive approximately $2 million proceeds from these property sales (their net book value), which we will apply to reduce the line of credit secured by them.

         The average price of the restaurant properties was approximately $920,000 per property. The restaurant properties are operated by Enterprises as Hardee's restaurants pursuant to franchise agreements with Hardee's Food Systems, Inc. These agreements require that the properties conform to a standard design specified by Hardee's. The current design consists of a one-story brick, stucco or wood building that embodies a contemporary style with substantial plate glass window areas. The buildings average 3,400 square feet and are located on sites averaging 1.2 acres. The buildings are suitable for conversion to a number of uses, but the exteriors would have to be substantially modified prior to their use in non-restaurant applications. Hardee's owns a design patent on certain elements of the building and requires franchisees to make certain exterior modifications if the location is discontinued as a Hardee's restaurant.

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

         The locations of the Company's 47 restaurant properties are listed on page 9 of this Annual Report.

                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                             Total       Apartment      Weighted
                                      No. of                               Rentable      Unit Type       Average
                                      Apt.    Year      Date      Total      Area      1     2     3    Apt. Size
    Community          Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
------------------ ------------------ ------ -------- ---------- --------- ---------- ----- ----- ----- ----------
Communities owned through 1997:
Harris Hill        Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -        912
Latitudes          Virginia Beach,      448      1989     10/94      24.9    358,700   269   159    20        800
                   VA
Oakbrook           Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons      Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40        958
Paces Village      Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -        848

Communities acquired December 1997 (2):
Abbington
   Place (3)       Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48      1,113
Pepperstone        Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place     Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -      1,059
Waterford Place    Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48      1,155

Communities acquired in 1998 (4):
Allerton Place     Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48      1,061
Madison Hall       Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -        862
Oak Hollow         Cary, NC             220      1983      7/98      30.0    215,960    56   164     -        982
Summerlyn
   Place           Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8      1,120
Woods Edge         Durham, NC           264      1985      6/98      32.4    268,620    66   198     -      1,018

Community acquired in January 1999:
Chason Ridge       Fayetteville, NC     252      1994      1/99      21.9    246,886    56   164    32        980

Chrysson Community under construction (5):
Brookford Place    Winston-Salem, NC    108         -         -       6.3    103,392    36    72     -        957



                                                                              Average
                                      No. of        Average Economic      Monthly Revenue
                                      Apt.         Occupancy Percent(1)  per Occupied Unit
    Community          Location       Units       1998    1997   1996   1998    1997   1996
------------------ ------------------ ------      ------ ------- ------ ------ ------- ------
Communities owned through 1997:
Harris Hill        Charlotte, NC        184        96.0    95.5   93.4   $720    $708   $717
Latitudes          Virginia Beach,      448        95.5    94.6   93.8    665     659    637
                   VA
Oakbrook           Charlotte, NC        162        95.9    95.6   93.8    775     768    780
Paces Commons      Charlotte, NC        336        93.2    97.0   95.4    705     706    685
Paces Village      Greensboro, NC       198        93.8    93.5   93.5    672     684    693

Communities acquired December 1997 (2):
Abbington
   Place (3)       Greensboro, NC       360        93.6    91.8      -    781     785      -
Pepperstone        Greensboro, NC       108        97.1    92.4      -    682     675      -
Savannah Place     Winston-Salem, NC    172        97.6    96.9      -    777     782      -
Waterford Place    Greensboro, NC       240        92.4    93.7      -    867     878      -

Communities acquired in 1998 (4):
Allerton Place     Greensboro, NC       228        94.8       -      -    804       -      -
Madison Hall       Clemmons, NC         128        91.7       -      -    650       -      -
Oak Hollow         Cary, NC             220        95.9       -      -    728       -      -
Summerlyn
   Place           Burlington, NC       140        94.0       -      -    846       -      -
Woods Edge         Durham, NC           264        95.6       -      -    742       -      -

Community acquired in January 1999:
Chason Ridge       Fayetteville, NC     252           -       -      -      -       -      -

Chrysson Community under construction (5):
Brookford Place    Winston-Salem, NC    108           -       -      -      -       -      -

(1) Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2) Added as Phase I of the Chrysson acquisition. Average economic occupancy and average monthly rental per occupied unit for December 1997.
(3) Phase I of this community, containing 240 units, was completed in 1994. Phase II, containing 120 units, was completed in 1997.
(4) For properties acquired in 1998, average economic occupancy and average monthly rental per occupied unit computed from date acquired.
(5) To be acquired upon completion and lease up.



                         RESTAURANT PROPERTIES LOCATIONS


Virginia (28 properties)                Orange                                Chapel Hill
                                          200 Madison Road                      213 West Franklin Street
Ashland
  106 North Washington Hwy.             Petersburg                            Denver
                                          1865 Crater Road, South               Route 1
Blackstone
  North Main Street                     Richmond                              Eden
                                          921 Myers Street                      202 West Kings Highway
Bluefield                                 6850 Forest Hill Avenue
  701 South College Street                7917 Midlothian Pike                Fayetteville
                                                                                3505 Ramsey Street
Chester                                 Roanoke                                 360 North Eastern Blvd.
  12401 Jefferson Davis Hwy.              4407 Abenham Avenue, SW               5224 Bragg Boulevard
                                          3401 Hollins Road
Clarksville                                                                   Gastonia
  916 Virginia Avenue                   Rocky Mount                             816 East Franklin Street
                                          322 Tanyard Road, NE                  1525 North Chester Street
Clintwood
  U.S. Highway 83                       Smithfield                            Hillsborough
                                          Smithfield Shopping Center            380 S. Churton Street
Dublin
  208 College Avenue                    Staunton                              Kinston
                                          1201 Greenville Avenue                200 West Vernon Street
Franklin                                                                        1404 Richlands Street
  105 North Mechanic Street             Verona
                                          160 East Route 612                  Mt. Airy
Galax                                                                           507 Willow Street
  425 Main Street                       Virginia Beach
                                          4261 Holland Road                   Newton
Hopewell                                  1951 Lynnhaven Parkway                South Ashe & North "D" St.
  East City Point Road
                                        Wise                                  Siler City
Lebanon                                   US Highway 23, Business               Chatham Shopping Center
  Route 1
                                                                              Spring Lake
Lynchburg                               North Carolina                          400 South Main Street
  8411 Timberlake Road                  (19 properties)
  2231 Langhorne road                                                         Thomasville
                                        Bessemer City                           1116 East Main Street
Norfolk                                   Route 1                               Randolph Street
  3908 Princess Anne Road
                                        Burlington
                                          2712 Alamance Road


ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a variety of legal proceedings arising in the ordinary course of business. We do not expect any of these matters, individually and in aggregate, to have a material adverse impact on the Company.

         In the event a claim were successful, we believe that we are adequately covered by insurance and indemnification agreements. We have insurance coverage on each of our apartment communities. Our restaurant properties are subject to an indemnification agreement whereby Enterprises, the lessee, is responsible for all claims arising from a restaurant property. In addition, Enterprises is required to provide insurance, which identifies the Company as a named insured, on each restaurant property. Each apartment property that we manage but do not own is covered by an insurance policy under which we are a named insured. As to claims to which we have become a successor party-in-interest to BT Venture Corporation, we received, as part of the acquisition of BT Venture Corporation, an indemnification agreement from the shareholders of BT Venture Corporation which, subject to certain limitations, indemnifies us from loss arising out of a claim against BT Venture Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the Company.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
D. Scott Wilkerson               41        Director, President and                          October 1994
                                           Chief Executive Officer
Philip S. Payne                  47        Director, Executive Vice President,              October 1994
                                           Treasurer and Chief Financial Officer
Pamela B. Bruno                  45        Vice President, Controller and                   October 1994
                                           Chief Accounting Officer
Douglas E. Anderson              51        Vice President, Secretary                        April 1987

         D. Scott Wilkerson--Director, President and Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation in 1987 and served in various officer level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development, before becoming President of BT Venture in January 1994. He was named our Chief Executive Officer in April 1995, and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. Mr. Wilkerson received a B.S. degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed certified public accountant and licensed real estate broker. He serves on the boards of directors of the National Multifamily Housing Council and the Apartment Association of North Carolina, and he is a vice president of the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

         Philip S. Payne--Director, Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BT Venture Corporation in 1990 as Vice President of Capital Market Activities and became Executive Vice President and Chief Financial Officer of BT Venture in January 1993. He was named our Treasurer in April 1995 and a Director in December 1997. From 1987 to 1990 he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987 he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a B.S. degree from the College of William and Mary in 1973 and a J.D. degree in 1978 from the same institution. Mr. Payne is a member of the Editorial Board of The REIT Report, a publication of the National Association of Real Estate Investment Trusts. He serves on the board of directors of the National Multifamily Housing Council.

         Pamela B. Bruno--Vice President, Controller and Chief Accounting Officer. Ms. Bruno joined BT Venture Corporation in 1993 as Controller and became our Vice President and Chief Accounting Officer in October 1994. From 1984 to 1993, Ms. Bruno was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a B.S. degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant.

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


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 2,000 shareholders of record on March 22, 1999. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of March 22, 1999, the closing price of the Company's common stock was $11 1/4 per share.

                                                                     Dividends
                                       Stock Price                     Paid
                            High          Low           Close       Per Share
                        ------------- ------------- -------------- -------------

1998
   Fourth quarter          $12 1/4       $  9 7/8      $10 7/16           $0.31
   Third quarter            14 5/16        11 1/16      11 3/4             0.31
   Second quarter           15 1/8         12 3/4       13 3/8             0.31
   First quarter            15 1/8         13 3/4       15 1/16            0.31

                                                                     Dividends
                                       Stock Price                     Paid
                            High          Low           Close       Per Share
                        ------------- ------------- -------------- -------------

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

Sales of Unregistered Securities

         In January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation in final payment for additional consideration related to the 1994 BT Venture Corporation acquisition. We issued 16,300 shares of common stock in 1997, and 38,700 shares of common stock in 1996, pursuant to this acquisition agreement. The shares were issued to the former shareholders of BT Venture Corporation, B. Mayo Boddie and Nicholas B. Boddie. B. Mayo Boddie is a Director of the Company.

         In May 1998, we issued 65,648 shares of our common stock to retire a note payable to Boddie Investment Company.

         The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth at Section 4(2) of the Act. All purchasers were accredited investors, and the offers were not accompanied by any form of general solicitation.


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


                                                              Year ended December 31
                                          1998          1997           1996          1995           1994
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data:
Revenue:
  Apartment rental income              $  21,925     $  11,197     $    9,791    $    8,476     $    3,889
  Restaurant rental income                 4,500         4,500          4,500         4,649          5,047
  Equity and other income                    715           555            217           600            322
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             27,140        16,251         14,508        13,726          9,258
Expenses:
  Depreciation                             5,406         2,686          2,440         2,204          1,415
  Amortization                               531           580            535           405            233
  Apartment operations                     7,181         3,546          2,977         2,481          1,101
  Corporate administration                 1,333         1,000            894         1,286            887
  Interest                                 8,209         6,487          5,946         5,362          2,802
  Write-off of deferred costs                  -             -              -           359            518
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            22,660        14,299         12,792        12,097          6,956
                                      ------------- -------------- ------------- -------------- -------------
Income before minority
  interest of Unitholders                  4,480         1,953          1,716         1,628          2,302
Minority interest in
  Operating Partnership                      742            39              -             -              -
                                      ------------- -------------- ------------- -------------- -------------
Income before
  extraordinary item                  $    3,738    $    1,913     $    1,716    $    1,628     $    2,302
                                      ============= ============== ============= ============== =============
Net income                            $    3,686    $    1,730     $    1,716    $    1,628     $    2,302
                                      ============= ============== ============= ============== =============
Basic earnings per share (1)          $     0.62    $     0.54     $     0.57    $     0.54     $     0.80
                                      ============= ============== ============= ============== =============
Diluted earnings per share (1)        $     0.62    $     0.52     $     0.56    $     0.54     $     0.80
                                      ============= ============== ============= ============== =============
Dividends per share                   $     1.24    $     1.24     $     1.24    $     1.24     $     1.24
                                      ============= ============== ============= ============== =============

Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities               $  188,539    $  128,050     $   66,610    $   55,316     $   54,724
  Restaurant properties                   43,205        43,205         43,205        43,205         43,205
Real estate assets, net                  212,192       157,108         98,354        89,500         91,101
Total assets                             221,121       166,112        103,436        94,352         95,954
Total debt                               140,524        93,436         77,352        67,162         66,884
Minority interest                         20,681        12,346              -             -              -
Shareholders' equity                      56,749        55,785         24,902        26,200         27,968

Apartment Property data:
Apartment communities
  owned at year end                           14             9              5             4              3
Apartment units owned
  at year end                              3,188         2,208          1,328         1,130            946
Average apartment
  economic occupancy                       94.7%         95.3%          94.1%         95.3%          94.6%
Average monthly revenue
  per occupied unit                   $      737    $      698     $       684   $      657     $      624

Other data:
EBITDA                                $   18,626    $   11,706     $   10,637    $    9,600     $    6,751
Funds from operations (2)                 10,292         4,916          4,472         4,450          4,291



                                                              Year ended December 31
                                          1998          1997           1996          1995           1994
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Funds available
  for distribution (2)                     9,178         4,349          3,835         3,961          4,253
Net cash provided by
  (used in):
  Operating activities                $    9,420    $    5,007     $    4,800    $    4,476     $    4,496
  Investing activities                   (43,862)      (48,095)       (11,020)         (832)       (18,729)
  Financing activities                    32,473        44,705          6,361        (3,895)        15,063
Weighted average number of
  shares outstanding                       5,924         3,180          3,027         3,006          2,855
Weighted average number of
  Operating Partnership minority
  units outstanding                        1,192            81              -             -              -

(1) Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement 128, see the notes to the financial statements.

(2) Funds from operations and funds available for distribution amounts for 1998 and 1997 reflect measurements for the Operating Partnership (before deduction for minority interest).

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

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, funds from operations and funds available for distribution provide investors with additional measures to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

      - to be alternatives to net income as reliable measures of the Company's operating performance, or
      - to be alternatives to cash flows as measures of liquidity.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information.

         Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     -our markets could suffer unexpected increases in the development of apartment, other rental, or competitive housing alternatives;

     -general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;

     -we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;

     -we may not be able to lease or re-lease apartments quickly or on as favorable terms as under existing leases;

     -we may have incorrectly assessed the environmental condition of our properties;

     -an unexpected increase in interest rates could increase our debt service costs;

     -we may not be able to meet our long-term liquidity requirements on favorable terms;

     -we could lose key executive officers; and

     -our concentrated markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

         You should read the discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Overview

         This discussion analyzes our operations for the full years of 1998, 1997, and 1996. During the fourth quarter of 1997 and the first three quarters of 1998, we experienced a number of significant changes that resulted in a marked increase in our total assets, revenues, and expenses, and significant changes in our equity and debt. In reading this discussion, it might help if you keep certain key events and general trends in mind:

     -Effective December 1, 1997, we acquired Abbington Place Apartments, Pepperstone Apartments, Savannah Place Apartments, and Summerlyn Place Apartments, which contain a total of 880 units, for approximately $60.9 million.

     -Effective June 1, 1998, we acquired Woods Edge Apartments, which contains 264 units, for approximately $14.1 million.

     -Effective July 27, 1998, we acquired Oak Hollow Apartments, which contains 220 units, for approximately $12.3 million.

     -Effective August 22, 1998, we acquired Madison Hall Apartments, which contains 128 units, for approximately $6.4 million.

     -Effective September 2, 1998, we acquired Summerlyn Place Apartments, which contains 140 units, for approximately $10.4 million.

     -Effective September 9, 1998, we acquired Allerton Place Apartments, which contains 228 units, for approximately $16.0 million.

     -Effective December 1, 1997, we converted to an UPREIT structure. In conjunction with our December 1997 apartment acquisition, we issued 950,000 Operating Partnership units that represented an approximate 15% minority interest. During 1998 we issued 629,000 additional Operating Partnership units in conjunction with apartment acquisitions. Minority ownership of the Operating Partnership increased to approximately 21% by the end of 1998.

    -In mid-December 1997, we completed a common stock offering of 2.5 million shares of our common stock. In January 1998, we issued 200,000 additional shares when the underwriters exercised part of their over-allotment option. Net proceeds of this offering were $34.9 million.

     -We applied the net proceeds of the common stock offering to retire outstanding debt, including $25.3 million of debt that existed before our December 1997 apartment acquisition. We financed the 1997 and 1998 apartment acquisitions with fixed-rate deed of trust loans totaling $77.4 million, draws on our line of credit totaling $12.0 million, and issuance of Operating Partnership units.

     -These transactions significantly changed our capital and operating structure:
        -We increased the number of apartments we own by approximately 140%, and increased our real estate investments by approximately 110%.
        -We increased our recorded shareholders' equity by approximately 140%, and increased our number of shares outstanding by approximately 90%. -We increased our long-term debt and reduced our weighted-average interest rate on outstanding debt. As of December 31, 1998, the ratio of our debt to real estate assets at cost was 60.6%. Prior to the December 1997 transactions, this ratio was 71.2%.

         We receive revenue from two principal sources--apartment rents and restaurant rents. In addition, we have other income that consists primarily of revenue from the Management Company and interest income. As a result of our apartment acquisitions, our total revenue has increased significantly. In addition, the percentage of our total revenue that comes from apartments has increased.

Results of Operations

1998 Compared to 1997

Net income

         Net income available to common shareholders in 1998 was $3.7 million, an increase of 113.0% over 1997. This increase was primarily attributable to the acquisition of four apartment communities in December 1997 and the acquisition of five apartment communities between June and September 1998.

Revenues

         Total revenue for 1998 was $27.1 million, an increase of 67.0% over 1997. This increase is primarily attributable to apartment community acquisitions in 1997 and 1998. Apartment rental income accounted for 80.8% of our total revenue in 1998 compared to 68.9% in 1997.

         Apartment rental income for 1998 was $21.9 million, an increase of 95.8% over 1997. This increase is primarily the result of apartment community acquisitions.

         On a same-units basis (i.e., for the five apartment communities owned throughout both 1998 and 1997, plus December revenues for the four apartment communities acquired December 1, 1997), apartment rental income remained relatively constant, declining by only 0.4%. For 1998, overall average economic occupancy at our apartment communities was 94.7%, and average monthly revenue per occupied unit was $737.

         Restaurant rental income was the minimum rent for both 1998 and 1997. Under the terms of the lease agreement, restaurant rental income was the greater of the minimum rent of $4.5 million per year or 9.875% of food sales. For 1998, sales at our restaurant properties totaled $43.8 million, a decrease of 0.9% compared to 1997. For rent payments based on percentage rent to resume, sales would have to increase by 4.0% over 1998 sales levels.

         Our interest in the net income of the Management Company decreased by 45.2% to $115,000 in 1998 as compared to 1997. This decrease reflects the effect of the sale of two managed properties in the first quarter of 1997 and the loss of management fees from Woods Edge and Oak Hollow. (The Management Company fee-managed these communities before we acquired them.) We do not expect the operations of the Management Company to have a significant effect on our financial position, operating results or cash flows in future periods.

         Interest and other income increased by 74.0% to $600,000 in 1998 as compared to 1997. This increase was primarily due to $360,000 interest and fees (compared to $164,000 interest and fees in 1997) earned on loans made to facilitate the rehabilitation of The Villages of Chapel Hill, for which we have advanced $2.5 million through December 1998. During 1998, we incurred interest expense of approximately $176,000 on the borrowings we used to fund these advances.

Expenses

         Total expenses for 1998 were $22.7 million, an increase of 58.5% over 1997. This increase is primarily due to apartment community acquisitions in 1997 and 1998.

         Apartment operations expense was $7.2 million in 1998, an increase of 102.6% over 1997. This increase reflects the impact of apartment acquisitions in 1997 and 1998, along with an overall increase in apartment operations expense. Apartment operations expense totaled 32.8% of related income in 1998 compared to 31.7% in 1997.

         On a same-units basis (i.e., for the five apartment communities owned throughout both 1998 and 1997, plus December expenses for the four apartment communities acquired December 1, 1997), apartment operations expense increased by 10.2%. For these communities, apartment operations expense totaled 34.4% of related income in 1998 compared to 31.7% in 1997.

         We continue to experience increased costs associated with attracting and retaining residents in an increasingly competitive apartment market. We also experienced significant increases in property insurance premiums effective November 1997 as a result of a 1996 fire loss. In addition, we experienced increased payroll costs in 1998, primarily due to increased maintenance labor rates.

         Operating expenses for restaurant properties are insignificant because of the restaurant properties' triple-net lease arrangement that requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Depreciation expense was $5.4 million in 1998, an increase of 101.3% over 1997. The increase in depreciation expense is primarily attributable to apartment community acquisitions.

         Amortization expense was $531,000 in 1998, a decline of 8.6% from 1997. The decrease in amortization expense reflects reduced amortization of deferred financing costs after significant debt retirements in December 1997.

         Administrative expense was $1.3 million in 1998, an increase of 33.3% over 1997. The increased expenses for 1998 compared to 1997 are generally attributable to additional corporate level staff and overhead costs resulting from the addition of apartment communities. We expect that administrative costs will continue to increase as and when we acquire additional apartment communities.

         Interest expense was $8.2 million in 1998, an increase of 26.6% over 1997. The increased expense in 1998 reflects the effect of debt issued related to apartment acquisitions, offset by the significant impact of retirements of higher rate debt.
Weighted average interest rates were 7.5% in 1998 compared to 8.0% in 1997.

1997 Compared to 1996

Net income

         Net income available to common shareholders was $1.7 million in 1997, as compared to $1.7 million in 1996. Income in 1997 before a $183,000 extraordinary charge for early extinguishment of debt was $1.9 million, an increase of 11.5% over 1996. The increase was primarily the result of improved apartment revenues and the substantial increase in equity and other income.

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

         Restaurant rental income was the $4.5 million minimum rent for 1997 and 1996. For 1997, sales at our restaurant properties totaled $44.2 million, a decrease of 1.7% compared to 1996.

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

         Interest and other income increased by 408.8% to $345,000 in 1997 as compared to 1996. This increase was primarily due to approximately $164,000 interest fees earned on loans made to facilitate the rehabilitation of The Villages of Chapel Hill, for which we advanced approximately $1.9 million in 1997. During 1997, we incurred interest expense of approximately $71,000 on the borrowings we used to fund these advances. In addition, we earned fees of $98,000 in 1997 for arranging refinancing for Woods Edge Apartments, a property managed by our Management Company.

Expenses

         Total expenses for 1997 were $14.3 million, an increase of 11.8% over 1996. This increase is due to the acquisition of four apartment communities in December 1997 and the acquisition of one apartment community in April 1996, along with an overall increase in apartment operations expense.

         Apartment operations expense was $3.5 million in 1997, an increase of 19.1% over 1996. Apartment operations expense totaled 31.7% of related income in 1997 as compared to 30.4% in 1996. These increases reflect the impact of apartment acquisitions in 1997 and 1996, as well as increased costs associated with attracting and retaining residents in a more competitive apartment market.

         Operating expenses for restaurant properties are insignificant because of the restaurant properties' triple-net lease arrangement that requires Enterprises to pay virtually all of the expenses associated with the restaurant properties.

         Depreciation expense was $2.7 million in 1997, an increase of 10.1% over 1996. The increase in depreciation expense is primarily attributable to apartment community acquisitions in 1997 and 1996.

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

         Interest expense totaled $6.5 million in 1997, an increase of 9.1% over 1996. The increase in interest expense is primarily due to the addition of debt related to apartment acquisitions. Weighted average interest rates were 8.0% in 1997 and 1996.

Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 2 on page 14. We calculated funds from operations as follows (all amounts in thousands):


                                                                     1998           1997           1996
                                                                --------------- -------------- --------------
Income before minority interest
   and extraordinary item                                         $  4,480          $1,953         $1,716
Depreciation                                                         5,406           2,686          2,440
Amortization of management intangible                                  406             380            315
Write-off of deferred costs                                              -               -              -
Non-recurring equity income items                                        -            (103)             -
                                                                --------------- -------------- --------------
Funds from operations before minority interest
   in Operating Partnership                                        $10,292          $4,916         $4,472
                                                                =============== ============== ==============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                                     1998           1997           1996
                                                                --------------- -------------- --------------
Funds from operations before minority interest
   in Operating Partnership                                        $10,292          $4,916         $4,472
Amortization of loan costs                                             124             200            219
Scheduled debt principal payments                                     (482)           (495)          (460)
Recurring capital expenditures                                        (757)           (375)          (396)
Non-recurring equity income items                                        -             103              -
                                                                --------------- -------------- --------------
Funds available for distribution                                   $ 9,178          $4,349         $3,835
                                                                =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                                     1998           1997           1996
                                                                --------------- -------------- --------------
Net cash provided by (used in):
   Operating activities                                          $   9,420       $   5,006      $   4,800
   Investing activities                                            (43,862)        (48,095)       (11,020)
   Financing activities                                             32,473          44,705          6,361

Dividends and distributions paid to:
   Shareholders                                                  $   7,340       $   3,854      $   3,751
   Minority unitholders in Operating Partnership                     1,105               -             na

Non-recurring capital expenditures:
   Acquisition improvements and replacements                     $     426       $       71     $     143
   Other apartment property improvements                               179              221            22

Weighted average common shares outstanding                           5,924           3,180          3,027
Weighted average Operating Partnership
   minority units outstanding                                        1,192              81             na

         The additions of apartment communities and improvement in apartment operations have more than offset the decline in restaurant rental income, producing increases in funds from operations. Funds from operations in 1998 (net of minority interest) totaled $8.6 million, an increase of 78.4% over 1997. Funds from operations in 1997 (net of minority interest) totaled $4.8 million, an increase of 7.4% over 1996.

Capital Resources and Liquidity

Capital Resources

         In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock. In January 1998, we issued 200,000 additional shares for the underwriters' over-allotment in this offering. We used proceeds of this offering to retire long-term debt (discussed below).

         During 1998 we issued 38,069 shares through the Dividend Reinvestment and Stock Purchase Plan. During 1997 we issued 39,828 shares through the DRIP Plan, and during 1996 we issued 19,207 shares through the Plan.

         During 1997, 1996 and 1995, we issued 80,750 shares of common stock as additional consideration for the 1994 acquisition of BT Venture Corporation. The earn-out period for this acquisition ended in September 1997. In January 1998, we issued 43,438 shares of our common stock to the former shareholders of BT Venture Corporation in final payment for additional consideration.

         In addition, in May 1998, we issued 65,648 shares of common stock to retire a $956,000 variable rate note payable to an affiliate.

         We issued 950,032 Operating Partnership units in December 1997, and 628,995 Operating Partnership units during 1998, in conjunction with the acquisitions of nine apartment communities, and have deferred until 1999 issuing an additional 136,666 units related to these acquisitions. Under the terms of the acquisition agreement for a community that is currently under construction, we will issue up to 140,000 units. Holders of Operating Partnership units will generally be able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year following issuance.

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

         In January 1998, we applied $1.9 million proceeds of the common stock offering underwriters' over-allotment proceeds to pay off the outstanding balance of the line of credit. In June 1998, we modified this line of credit agreement to make it a revolving line of credit and to provide for variable interest at 30-day LIBOR plus 1.75%. We subsequently modified the agreement to extend the maturity date to January 2001.

         During June through September 1998, we financed apartment acquisitions with fixed rate deed of trust loans totaling $39.3 million and draws on our line of credit totaling $12.0 million.

         In February 1997, we entered into a participating loan agreement with The Villages of Chapel Hill Limited Partnership. Under the terms of the agreement, we committed to loan The Villages up to $2.6 million to fund a substantial rehabilitation of its apartment community. We also guaranteed a $1.5 million bank loan. In exchange, we receive minimum interest at the greater of 12.5% or the 30-day LIBOR rate plus 6.125%. We also receive 25% participation in increased revenues and appreciation of the property.

         We fund advances to the Villages through draws on an existing credit facility, which currently bears interest at the 30-day LIBOR rate plus 2.25% and is secured by deeds of trust on two of our apartment communities. Through December 31, 1998, we had advanced The Villages $2.5 million, of which $1.9 million was repaid in February 1999. Under this arrangement, we earned interest at a rate higher than we could otherwise obtain from the investment of funds in the ownership of apartment communities and at a rate in excess of our borrowing rate under our credit facility. We will continue to participate in revenues and appreciation of the community through February 2004.

         We have described these transactions in more detail in the notes to our financial statements included in this Annual Report.

         In January 1999, we acquired an apartment community for an estimated total cost of approximately $12.4 million. In conjunction with this acquisition, we made cash payments of $1.7 million and assumed long-term debt and related liabilities totaling $10.7 million.

         We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of units, common stock and/or preferred stock, and additional debt. We may use our line or credit of fixed-rate, long-term debt to acquire apartment communities.

Cash Flows and Liquidity

         Net cash flows from operating activities were $9.4 million in 1998, compared to $5.0 million in 1997 and $4.8 million in 1996. These increases reflect our growth in apartment operations. Investing and financing activities focused primarily on apartment acquisitions described in this Annual Report, along with payments of dividends and distributions. In 1998, we advanced $330,000 to the Management Company, primarily to fund expansion of the computerized information and communications system that serves our corporate needs as well as our apartment communities and those under third-party management.

         We capitalize expenditures if we make them to acquire a new asset, to materially enhance the value of an existing asset, or to substantially extend the useful life of an existing asset. We generally funded additions to apartment properties from cash provided by operating activities and proceeds of common stock issued through our DRIP Plan.

         We paid dividends of $0.31 per share per quarter in each quarter of 1998, 1997 and 1996. Our dividend payout ratio (the ratio of dividends paid to funds from operations) was 85.5% in 1998, 80.2% in 1997, and 83.9% in 1996. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 95% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

Short- and Long-Term Liquidity Requirements

         A summary of scheduled principal payments on long-term debt is included in the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

     -a note payable to an affiliate in May 1999 ($6.1 million);

     -a note payable secured by a deed of trust on Latitudes in January 2000 (balloon of approximately $12.5 million); and

     -our credit line in January 2001 (up to $25.5 million, $12.0 million outstanding at December 31, 1998).

         We continue to produce sufficient cash flow to fund our regular dividend and have positioned the Company for future growth. We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings or long-term debt. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

         We received approximately 16.6% of our revenue in 1998, as compared to 27.7% in 1997 and 31.0% in 1996, from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percent of our total revenue. However, we expect that restaurant rent will exceed 10% of our revenue in 1999.

         Enterprises is a privately owned company with total assets exceeding $250 million and net equity of approximately $85 million. Enterprises' principal line of business is the operation of approximately 350 Hardee's restaurants. We have had extensive discussions with management of Enterprises and have reviewed Enterprises' financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

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

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on the our consolidated balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.

Year 2000 Issues

         The Year 2000 issue refers to the inability of certain computer systems to accurately store and use dates after 1999. If not corrected, this could result in the failure of the information technology systems that we use in our business operations, such as computer programs related to property management, leasing, financial reporting and employee benefits. In addition, computerized systems and microprocessors are embedded in a variety of products used in our operations and properties, such as HVAC controls, thermostats, elevators, alarms, smoke detectors, sprinklers and phones.

         We have completed our assessment of our core computer information system. Our hardware and operating system are currently Year 2000 compliant. Our current primary use of software systems is our corporate accounting system. Our accounting software is widely used in the real estate industry. The primary components of the accounting software system - the general ledger, resident subsidiary ledger, and accounts payable subsidiary ledger - are all currently Year 2000 compliant. In addition, the software provider is currently developing Windows-based versions of these modules that are also Year 2000 compliant. We plan to convert to the new versions by mid-1999, once satisfactory testing of those versions has been completed.

         In the meantime, we have moved ahead with previously planned expansions and enhancements of our information system. All new hardware and software is Year 2000 compliant. During 1998, our Management Company has invested approximately $225,000 in hardware and software upgrades to accommodate the growth and expansion of our information system. We expect to invest approximately $50,000 more during the next 6 to 12 months as we complete our wide area network communications system. These expenditures were previously planned and were not accelerated due to Year 2000 issues. We do not expect the cost of Year 2000 remediation to be material. We will continue to monitor for Year 2000 compliance of all software installed on company-owned hardware.

         In addition, our property management group has completed its assessment of other systems, such as telecommunications, security, HVAC, elevators, fire and safety systems, which may include embedded technology such as microcontrollers for which the Year 2000 issue may exist. We have found no equipment for which Year 2000 issues exist. Based on our knowledge of our properties and systems and the results of our assessments to date, we do not believe that the Year 2000 issue will have a material impact on our operations.

         We rent our apartments to individuals, and we do not have a single customer or group of customers who rent a significant number of apartments. With the exception of utility providers, our primary purchases are building-related products and services from numerous suppliers. Our core computer information system does not interface with any tenants, third-party vendors or suppliers. We have requested information regarding Year 2000 readiness from our utility providers, significant vendors and suppliers, and have received responses from significantly all requests. To date, no suppliers have indicated Year 2000 issues that could materially impact our operations. However, we cannot give assurance that third parties will be Year 2000 ready; nor can we determine the effect of non-compliance by third parties.

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

         To date there has been no indication that any significant Year 2000 issues must be resolved. We currently have not formalized a contingency plan in the event that we or a significant third-party supplier do not resolve any material Year 2000 issues that may arise. We will review our status on a quarterly basis to determine if such a plan is necessary.

         Various of our disclosures and announcements concerning our Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long-term debt as of December 31, 1998 and 1997, is included in the notes to the financial statements in this Annual Report. At December 31, 1998, total long-term debt was $140.5 million, including $119.9 million notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $20.6 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.2% at December 31, 1998, compared to 7.6% at December 31, 1997. A 1% increase in variable interest rates would increase our annual interest expense by approximately $206,000, while a 1% decrease in variable rates would decrease our annual interest expense by $206,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                                                       Expected maturity dates
                             1999        2000        2001        2002        2003       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $   492     $12,779    $    311        $337        $365    $105,652    $119,937
   Average interest rate       8.3%        8.4%        8.2%        8.2%        8.2%        7.1%        7.2%

Variable rate notes          8,637           -      11,950           -           -           -      20,587
   Average interest rate       6.9%                    6.9%                                            6.9%

         We estimate the fair value of fixed-rate and variable-rate notes using discounted cash flow analysis, based on our current incremental borrowing rates. The carrying amounts for notes payable approximate fair value.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 20, 1999, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.

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

                          Index to Financial Statements

                                                                                      Page
Financial Statements and Notes:
   Report of Independent Auditor                                                       29
   Consolidated Balance Sheets as of December 31, 1998 and 1997                        30
   Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996                                                 31
   Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 1998, 1997 and 1996                                                 32
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996                                                 33
   Notes to Consolidated Financial Statements                                          34
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                             46

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     3.1*       Articles of Incorporation (filed as Exhibit 3.1 to Boddie-Noell
                Properties, Inc., Current Report on Form 8-K dated March 17,
                1999, and incorporated herein by reference)
     3.2*       By-Laws (filed as Exhibit 3.2 to Boddie-Noell Properties, Inc.,
                Current Report on Form 8-K dated March 17, 1999, and
                incorporated herein by reference)
     4*         Rights Agreement, dated March 18, 1999, between the Company and
                First Union National Bank (filed as Exhibit 4 to Boddie-Noell
                Properties, Inc. Current Report on Form 8-K dated March 17,
                1999, and incorporated herein by reference)
    10.1        Amended and Restated Agreement of Limited Partnership of Boddie-
                Noell Properties Limited Partnership
    10.2        Form and description of Incentive Stock Option Agreements dated
                June 30, 1998, and November 1, 1998, between the Company and certain officers
    10.3        Form and description of Nonqualified Stock Option Agreements dated June 30, 1998, and November 1, 1998, between the Company and certain officers
    21          Subsidiaries of the Registrant
    23          Consent of Ernst & Young LLP
    27          Financial Data Schedule (electronic filing)

* Incorporated herein by reference

Exhibits 10.2 and 10.3 are management contracts or compensatory plans.

(b) Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BODDIE-NOELL PROPERTIES, INC.



Date:  March 29, 1999                      /s/ Philip S. Payne
                                           ------------------------------------
                                           Philip S. Payne
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

/s/ D. Scott Wilkerson              President and Chief Executive               March 29, 1999
-------------------------------
D. Scott Wilkerson                  Officer, Director

/s/ Philip S. Payne                 Executive Vice President, Treasurer         March 29, 1999
-------------------------------
Philip S. Payne                     and Chief Financial Officer, Director

/s/ Pamela B. Bruno                 Vice President, Controller                  March 29, 1999
Pamela B. Bruno                     and Chief Accounting Officer

/s/ B. Mayo Boddie                  Chairman of the Board of Directors          March 29, 1999
-------------------------------
B. Mayo Boddie

/s/ Paul G. Chrysson                Director                                    March 29, 1999
-------------------------------
Paul G. Chrysson

/s/ W. Michael Gilley               Director                                    March 29, 1999
-------------------------------
W. Michael Gilley

/s/ Donald R. Pesta, Jr.            Director                                    March 29, 1999
-------------------------------
Donald R. Pesta, Jr.

/s/ William H. Stanley              Director                                    March 29, 1999
-------------------------------
William H. Stanley

                         Report of Independent Auditors


Board of Directors and Stockholders
Boddie-Noell Properties, Inc.


We have audited the accompanying consolidated balance sheets of Boddie-Noell Properties, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boddie-Noell Properties, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                 /s/ ERNST & YOUNG LLP


Raleigh, North Carolina January 13, 1999, except for Note 11 as to which the date is February 26, 1999

BODDIE-NOELL PROPERTIES, INC.
Consolidated Balance Sheets

                                                                                             December 31
                                                                                       1998               1997
                                                                                ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                             $188,538,645        $128,049,529
   Restaurant properties                                                              43,205,075          43,205,075
                                                                                ------------------- ------------------
                                                                                     231,743,720         171,254,604
   Less accumulated depreciation                                                     (19,552,177)        (14,146,933)
                                                                                ------------------- ------------------
                                                                                     212,191,543         157,107,671
Cash and cash equivalents                                                                489,694           2,458,565
Rent and other receivables                                                               189,452              65,537
Prepaid expenses and other assets                                                      1,580,482             757,567
Investment in and advances to Management Company                                         659,715             214,761
Notes receivable                                                                       2,536,812           1,909,007
Other assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                          2,333,688           2,739,888
   Deferred financing costs                                                            1,139,224             858,687
                                                                                ------------------- ------------------
Total assets                                                                        $221,120,610        $166,111,683
                                                                                =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                    $134,423,621       $  86,380,177
Notes payable to affiliates                                                            6,100,000           7,056,300
Accounts payable and accrued expenses                                                    121,330             290,303
Accrued interest on mortgage and other notes payable                                     735,322             509,517
Accrued interest on notes payable to affiliates                                          107,885             130,522
Additional consideration due for acquisitions                                          1,849,990           3,172,136
Escrowed security deposits and deferred revenue                                          352,049             442,096
                                                                                ------------------- ------------------
                                                                                     143,690,197          97,981,051

Minority interest in Operating Partnership                                            20,681,152          12,345,663
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 5,977,930 shares issued and outstanding at December 31, 1998,
   5,630,775 shares issued and outstanding at December 31, 1997                           59,779              56,308
Additional paid-in capital                                                            72,117,636          67,503,012
Dividend distributions in excess of net income                                       (15,428,154)        (11,774,351)
                                                                                ------------------- ------------------
Total shareholders' equity                                                            56,749,261          55,784,969
                                                                                ------------------- ------------------
Total liabilities and shareholders' equity                                          $221,120,610        $166,111,683
                                                                                =================== ==================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Consolidated Statements of Operations


                                                                                Years ended December 31
                                                                        1998              1997             1996
                                                                  ----------------- ----------------- ----------------
Revenues
Apartment rental income                                               $21,924,722       $11,196,762       $ 9,790,713
Restaurant rental income                                                4,500,000         4,500,000         4,500,000
Equity in income of Management Company                                    114,954           209,867           149,298
Interest and other income                                                 600,411           345,002            67,813
                                                                  ----------------- ----------------- ----------------
                                                                       27,140,087        16,251,631        14,507,824

Expenses
Depreciation                                                            5,406,005         2,685,718         2,440,417
Amortization                                                              530,688           580,344           534,663
Apartment operations                                                    7,181,402         3,545,555         2,976,876
Administrative                                                          1,332,923         1,000,302           894,360
Interest on notes payable to affiliates                                   460,112           510,731           499,676
Interest - other                                                        7,749,277         5,976,127         5,446,017
                                                                  ----------------- ----------------- ----------------
                                                                       22,660,407        14,298,777        12,792,009
                                                                  ----------------- ----------------- ----------------

Income before minority interest and extraordinary item                  4,479,680         1,952,854         1,715,815
Minority interest in Operating Partnership                                741,961            39,407                 -
                                                                  ----------------- ----------------- ----------------
Income before extraordinary item                                        3,737,719         1,913,447         1,715,815
Extraordinary item - loss on early extinguishment of debt                  51,335           182,999                 -
                                                                  ----------------- ----------------- ----------------
Net income                                                            $ 3,686,384       $ 1,730,448       $ 1,715,815
                                                                  ================= ================= ================

Per share data:
Basic earnings per share --
   Income before extraordinary item                                   $     0.63        $     0.60        $     0.57
   Extraordinary item                                                      (0.01)            (0.06)                -
                                                                  ----------------- ----------------- ----------------
   Net income                                                         $     0.62        $     0.54        $     0.57
                                                                  ================= ================= ================
Diluted earnings per share --
   Income before extraordinary item                                   $     0.63        $     0.59        $     0.56
   Extraordinary item                                                      (0.01)            (0.07)                -
                                                                  ----------------- ----------------- ----------------
   Net income                                                         $     0.62        $     0.52        $     0.56
                                                                  ================= ================= ================
Dividends declared                                                    $     1.24        $     1.24        $     1.24
                                                                  ================= ================= ================
Weighted average shares outstanding                                     5,923,798         3,180,266         3,026,901
                                                                  ================= ================= ================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity



                                                                                         Dividend
                                                                       Additional      distributions
                                              Common Stock               paid-in       in excess of
                                         Shares         Amount           capital        net income         Total
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1995              3,016,740       $30,167      $33,785,335     $ (7,615,564)     $26,199,938
Common stock issued                          57,907           579          737,481                -          738,060
Dividends paid                                    -             -                -       (3,751,375)      (3,751,375)
Net income                                        -             -                -        1,715,815        1,715,815
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1996              3,074,647        30,746       34,522,816       (9,651,124)      24,902,438
Common stock issued                       2,556,128        25,562       32,980,196                -       33,005,758
Dividends paid                                    -             -                -       (3,853,675)      (3,853,675)
Net income                                        -             -                -        1,730,448        1,730,448
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1997              5,630,775       $56,308      $67,503,012     $(11,774,351)     $55,784,969
Common stock issued                         347,155         3,471        4,614,624                -        4,618,095
Dividends paid                                    -             -                -       (7,340,187)      (7,340,187)
Net income                                        -             -                -        3,686,384        3,686,384
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1998              5,977,930       $59,779      $72,117,636     $(15,428,154)     $56,749,261
                                      ============= ================ ================ ================ ===============

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Consolidated Statements of Cash Flows


                                                                                  Years ended December 31
                                                                          1998             1997             1996
                                                                     --------------- ----------------- ----------------
Operating activities
Net income                                                            $  3,686,384    $  1,730,448     $   1,715,815
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary item - loss on early extinguishment of debt                51,335         182,999                 -
   Minority interest in Operating Partnership                              741,961          39,407                 -
   Equity in income of Management Company                                 (114,954)       (209,867)         (149,298)
   Depreciation and amortization                                         5,936,693       3,266,062         2,975,080
   Changes in operating assets and liabilities:
      Rent and other receivables                                          (121,902)        (52,842)          232,122
      Prepaid expenses and other assets                                   (445,537)       (193,270)          (58,783)
      Accounts payable and accrued expenses                               (280,812)        318,405           (54,574)
      Security deposits and deferred revenue                               (33,443)        (75,281)          139,941
                                                                     --------------- ----------------- ----------------
Net cash provided by operating activities                                9,419,725       5,006,061         4,800,303

Investing activities
Acquisitions of apartment communities                                  (41,545,571)    (45,772,106)      (10,666,580)
Additions to apartment communities                                      (1,358,143)       (667,108)         (561,114)
Investment in and advances to Management Company                          (330,000)        100,000            49,835
Dividends received from Management Company                                       -         153,307           158,293
Investment in notes receivable                                            (627,805)     (1,909,007)                -
                                                                     --------------- ----------------- ----------------
Net cash used in investing activities                                  (43,861,519)    (48,094,914)      (11,019,566)

Financing activities
Net proceeds from issue of common stock                                  3,089,960      32,932,322           243,628
Distributions to Operating Partnership minority unitholders             (1,105,286)              -                 -
Payment of dividends                                                    (7,340,187)     (3,853,675)       (3,751,375)
Proceeds from notes payable                                             49,122,805      48,765,007        10,650,000
Principal payments on notes payable                                    (10,829,662)    (32,680,787)         (459,528)
Payment of deferred financing costs                                       (464,707)       (458,053)         (321,721)
                                                                     --------------- ----------------- ----------------
Net cash provided by financing activities                               32,472,923      44,704,814         6,361,004
                                                                     --------------- ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                    (1,968,871)      1,615,961           141,741
Cash and cash equivalents at beginning of year                           2,458,565         842,604           700,863
                                                                     --------------- ----------------- ----------------

Cash and cash equivalents at end of year                              $    489,694    $  2,458,565     $     842,604
                                                                     =============== ================= ================

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 1998


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

We are a self-administered and self-managed real estate investment trust ("REIT") that owns and operates apartment communities in North Carolina and Virginia. On December 31, 1998, we owned 14 apartment communities containing 3,188 apartments and had the right to acquire one additional apartment community, containing 108 apartment units, which is currently under construction. In January 1999, we acquired an additional apartment community containing 252 apartments. We also own 47 restaurant properties, which we lease to Boddie-Noell Enterprises, Inc. ("Enterprises") under a master lease on a triple-net basis.

The Operating Partnership has a 1% voting interest and 95% economic interest in BNP Management, Inc. (the "Management Company"). We use the equity method to record this investment. The Management Company manages four apartment communities, containing 891 apartment units, and a shopping center that are owned by other parties.

UPREIT Structure
In 1997 we converted to an UPREIT structure where the Company is the Operating Partnership's sole general partner. UPREIT stands for "umbrella partnership real estate investment trust." We contributed our real estate properties and all other assets and liabilities to a limited liability company wholly owned by the Operating Partnership in exchange for ownership units of the Operating Partnership. We currently own approximately 80% of the units. Other unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the Company on a one-for-one basis. UPREITs are generally structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the other limited partners based on their respective unit ownership.

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

Deferred Costs
We amortize the intangible asset related to the acquisition of management operations using the straight-line method over ten years. Accumulated amortization on this asset was $1,400,000 at December 31, 1998, and $1,010,000 at December 31, 1997.

We defer costs incurred in connection with proposed acquisition of properties and stock offerings until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense.

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs. Accumulated amortization on these assets was $305,000 at December 31, 1998, and $221,000 at December 31, 1997.

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled $211,000 in 1998, $101,000 in 1997, and $61,000 in 1996.

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

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.

Segment Reporting
In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the company's management. Under this definition, we operated, for all periods presented, as a single segment (apartment operations). See Note 5 for discussion of restaurant rental income.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Statement 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners such as capital contributions and dividends. We adopted this standard in 1998. We did not report any comprehensive income items in any of the years presented.

Stock-Based Compensation
In 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which established financial accounting and reporting standards for stock-based compensation plans. As permitted by the statement, we continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had we determined compensation cost for our fixed stock option plans consistent with the fair value method outlined in Statement 123, the impact on our net income and earnings per share would not have been material.

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

Note 2.  Real Estate Investments

Real estate investments consist of the following:


                                                                   1998              1997
                                                             ----------------- -----------------
Apartment properties
   Land                                                        $ 18,220,291      $ 13,222,291
   Buildings and land improvements                              157,787,430       105,493,497
   Fixtures, equipment and other personal property               12,530,924         9,333,741
   less accumulated depreciation                                (10,438,347)       (5,811,512)
                                                             ----------------- -----------------
                                                                178,100,298       122,238,017
Restaurant properties
   Land                                                          12,068,737        12,068,737
   Buildings and land improvements                               31,136,338        31,136,338
   less accumulated depreciation                                 (9,113,830)       (8,335,421)
                                                             ----------------- -----------------
                                                                 34,091,245        34,869,654
                                                             ----------------- -----------------
                                                               $212,191,543      $157,107,671
                                                             ================= =================

We acquired 10 of our apartment communities during 1998, 1997, and 1996. The results of operations of these apartment communities are included in the financial statements from the dates of acquisition, as follows:

    -Woods Edge Apartments acquired effective June 1, 1998, for a total cost of approximately $14.1 million. We acquired a majority interest in Woods Edge Apartments Limited Partnership for cash payments totaling $2.3 million and issued 186,282 Operating Partnership units with an imputed value of $2.7 million. The Woods Edge Partnership subsequently liquidated. We received a liquidating distribution that included the Woods Edge apartment community, subject to a $9.75 million first deed of trust loan, and $822,000 of current assets in excess of current liabilities, including $585,000 of cash. We incurred other direct costs of $100,000 to acquire Woods Edge.
    -Oak Hollow Apartments acquired effective July 27, 1998, for a total cost of approximately $12.3 million. We acquired a majority interest in Oak Hollow Apartments Limited Partnership for cash payments totaling $2.3 million and issued 106,124 Operating Partnership units with an imputed value of $1.5 million. We also made additional cash investments in the Oak Hollow Partnership of $533,000 to help fund liquidating distributions. The Oak Hollow Partnership subsequently liquidated. We received a liquidating distribution that included the Oak Hollow apartment community, subject to first and second deed of trust loans totaling $7.8 million, and $63,000 of current liabilities in excess of current assets. We incurred other direct costs of $112,000 to acquire Oak Hollow. We subsequently refinanced the long-term debt related to Oak Hollow.
    -Madison Hall Apartments acquired effective August 22, 1998, for a total cost of approximately $6.4 million. We issued 36,667 Operating Partnership units with an imputed value of $550,000, and made cash payments of $5.2 million to retire existing mortgages and other liabilities related to the community. We will issue an additional 36,666 Operating Partnership units with an imputed value of $550,000 in August 1999. We incurred other direct costs of $107,000 to acquire Madison Hall.
    -Summerlyn Place Apartments acquired effective September 2, 1998, for a total cost of approximately $10.4 million. We issued 100,588 Operating Partnership units with an imputed value of $1.3 million, and made cash payments of $8.9 million to retire existing mortgages and other liabilities related to the community. We incurred other direct costs of $171,000 to acquire Summerlyn Place.
    -Allerton Place Apartments acquired effective September 9, 1998, for a total cost of approximately $16.0 million. We made cash payments totaling $1.4 million and issued 99,334 Operating Partnership units with an imputed value of $1.3 million. In addition, we made cash payments of $13.1 million to retire existing mortgages and other liabilities related to the community. We incurred other direct costs of $234,000 to acquire Allerton Place.

    -Abbington Place Apartments, Pepperstone Apartments, Savannah Place
     Apartments and Waterford Place Apartments acquired effective December 1, 1997, for a total cost of approximately $60.9 million. We issued 950,032 Operating Partnership Units in December 1997, and 100,000 Operating Partnership units in December 1998, with an imputed value of $13.7 million, and made cash payments in December 1997 of $44.9 million to retire existing mortgages and other liabilities related to the communities. We will issue an additional 100,000 Operating Partnership units with an imputed value of $1.3 million in December 1999. We incurred other direct costs of approximately $1.0 million to acquire these four apartment communities.

    -Paces Village Apartments acquired effective April 29, 1996, for a total cost of approximately $10.7 million. We financed the purchase primarily through bank and mortgage borrowings.

The following unaudited pro forma summary information does not include the operations, depreciation, or financing expense for Madison Hall, Summerlyn Place, or Allerton Place until their respective acquisition dates in 1998 because these communities were acquired immediately upon their attainment of "stabilized" status. In addition, the unaudited pro forma summary information does not include the operations, depreciation, or financing expense for Waterford Place Apartments and the second phase of Abbington Place Apartments until these properties reached "stabilized" status in October 1997. An apartment community is considered stabilized when construction of all buildings has been completed and the community has attained 90% occupancy for 90 days. Under the terms of the acquisition agreements for these properties and the financing for their purchases, these conditions must be met before purchase of the property. Otherwise, the unaudited pro forma summary information presents the results of operations as if the acquisitions described above had occurred on January 1 of each year presented. These pro forma amounts may not represent how we would have performed if these purchases had really occurred on those dates. In addition, they do not purport to project our results of operations for any future period.


                                                   1998              1997              1996
                                             ----------------- ----------------- -----------------
Total revenue                                     $29,204,000       $24,853,000       $23,510,000
Income before extraordinary item                    3,867,000         2,511,000         2,163,000
Net income                                          3,818,000         2,346,000         2,163,000
Earnings per share                                       0.64              0.74              0.71

Note 3.  Notes Payable

Notes payable consist of the following:


                                                                                1998              1997
                                                                          ------------------ ----------------
Line of credit with a bank in the principal sum of up to $25.5 million, due January 2001, secured by deeds of trust on 47 restaurant properties and assignment of rents for those restaurants. In June
1998, we modified this line of credit agreement to make it a revolving line of credit with a variable interest rate of 30-day LIBOR plus
1.75% (6.81% at December 31, 1998), interest-only payments on the outstanding balance due monthly. Prior to the June 1998 modification, interest was due monthly at an effective fixed rate of 8.11%. At
December 31, 1998, $13.5 million funds were available under the
revolving line of credit.                                                   $ 11,950,000        $ 1,900,000

Variable-rate notes payable to affiliates due May 1999, interest at the lower of 30-day LIBOR plus 1.50% (6.56% at December 31, 1998) or
8%, payable quarterly. One of these two notes was retired in May 1998.         6,100,000          7,056,300

Variable-rate note payable to a bank in the principal amount of up to
$2,625,000 due May 1999, interest on the outstanding principal balance at 30-day LIBOR plus 2.25% (7.31% at December 31, 1998) payable monthly. Secured by deeds of trust and assignments of rents of two
apartment communities.                                                         2,536,812          1,909,007

Fixed-rate notes payable comprised of four loans, payable in monthly installments totaling approximately $287,000 including principal and interest at rates ranging from 7.86% to 8.55%, with maturities in 2000
(balloon of approximately $12.5 million) through 2025. Secured by
deeds of trust and assignments of rents of four apartment communities.        35,571,309         36,024,379

Fixed-rate notes payable comprised of 10 loans, interest rates ranging from 6.34% to 6.97%, payable in interest-only monthly installments totaling approximately $478,000, with maturities in 2007 and 2008.
Secured by deeds of trust and assignments of rents of 10 apartment communities. At December 31, 1997, four of these loans were
outstanding.                                                                  84,365,500         38,070,500

Variable-rate note, payable in monthly installments of $6,511 principal plus interest at 30-day LIBOR plus 1.75%. Secured by deeds of trust and assignment of rents of three apartment communities. This
note was retired in March 1998.                                                        -          8,476,291
                                                                          ------------------ ----------------
                                                                            $140,523,621        $93,436,477
                                                                          ================== ================

As of December 31, 1998, scheduled principal payments were approximately as follows: 1999 - $9,129,000; 2000 - $12,779,000; 2001 - $12,261,000; 2002 -
$337,000; 2003 - $365,000; thereafter - $105,652,000.

In January 1998, we applied $1.9 million proceeds from a common stock offering to pay off the outstanding balance of our fixed-rate $25.5 million line of credit with a bank. In conjunction with this payoff, we wrote off unamortized loan costs of $17,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item. In June 1998, we modified this line of credit agreement to make it a revolving line of credit and to provide for variable interest at 30-day LIBOR plus 1.75%. In December 1998, we modified this agreement to extend the maturity date from December 1999 to January 2001. During June through December 1998 we drew $12.0 million against this line of credit to fund our acquisition activities.

In March 1998, we applied $7.0 million proceeds from a fixed-rate loan and operating cash to retire an $8.5 million variable-rate mortgage note secured by deeds of trust on and assignment of rents of three apartment communities. A deed of trust on and assignment of rents of Paces Village Apartments secure the new loan. The note payable provides for interest at 6.73% payable in monthly interest-only installments of $39,000 and matures in 2008. In conjunction with this refinancing, we wrote off unamortized loan costs of $43,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

In June 1998, in conjunction with the acquisition of Woods Edge Apartments, we assumed a loan in the amount of $9.75 million that is secured by a deed of trust on and assignment of rents of the apartment community. The note payable provides for interest at 6.95% payable in monthly interest-only installments of $56,000 and matures in 2007.

In August and September 1998, in conjunction with the acquisition of Oak Hollow, Madison Hall, Summerlyn Place, and Allerton Place, we issued notes payable totaling $29.5 million secured by deeds of trust and assignments of rents of the apartment communities. The notes provide for interest at rates ranging from 6.345% to 6.65% payable in monthly interest-only installments totaling $160,000 and mature in 2008.

In December 1997, in conjunction with the acquisition of Abbington Place, Pepperstone, Savannah Place, and Waterford Place Apartments, we issued notes payable totaling $38.1 million secured by deeds of trust and assignments of rents of the apartment communities. The notes provide for interest at 6.97% payable in monthly interest-only installments totaling $221,000 and mature in 2007. We also applied proceeds of a short-term $8.8 million unsecured loan to finance these acquisitions.

Also in December 1997, we applied proceeds of a common stock offering to retire the $8.8 million unsecured loan, to retire a $1.4 million variable-rate second deed of trust, and to pay down $22.0 million of the $25.5 million fixed-rate note payable to a bank. In conjunction with these prepayments, we wrote off unamortized loan costs of $227,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

During 1996, we financed the purchase of Paces Village Apartments through variable-rate first and second deed of trust loans totaling $10.0 million and a draw of $650,000 from our existing credit facility. These deed of trust loans were retired in December 1997 and March 1998.

Interest payments were as follows:

                                       1998             1997            1996
                                 --------------- --------------- ---------------

Payments to affiliates              $  482,750      $  505,728      $  506,389
Payments to other lenders            7,579,941       5,799,841       5,379,519
                                 --------------- --------------- ---------------
                                    $8,062,691      $6,305,569      $5,885,908
                                 =============== =============== ===============

The loan agreement related to the line of credit includes covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

Note 4.  Shareholders' Equity

Authorized Capital Stock
Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100 million shares of common stock and 10 million shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors. No preferred shares have been issued.

Approximately 2.7 million authorized shares of common stock are reserved for future issuance under the Company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Operating Partnership units issued for acquisitions of apartment communities.

Common Stock Offering
In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock at a price of $14.125 per share. Net proceeds of the offering were approximately $32.3 million. In January 1998, the underwriters exercised their over-allotment option for 200,000 shares, and we received additional proceeds of $2.6 million.

Dividend Reinvestment and Stock Purchase Plan
In July 1996, we amended our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") to allow the Company, at its option, to issue shares directly to Plan participants. We issued 38,069 shares through the DRIP Plan in 1998. We issued 39,828 shares through the Plan in 1997, and 19,207 shares in 1996.

Dividend Payments
We paid dividend distributions totaling $1.24 per share during 1998, 1997 and 1996. The allocation between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                             1998           1997         1996
                                          -----------   -----------   ----------

Non-taxable return of capital                44.8%          45.8%         43.7%
Taxable ordinary dividend income             55.2%          54.2%         56.3%

The Board of Directors declared a regular quarterly dividend of $.31 per share on January 21, 1999, payable on February 15, 1999, to shareholders of record on February 1, 1999.

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts:


                                                              1998              1997              1996
                                                        ----------------- ----------------- -----------------
Numerators:
Numerator for basic earnings per share -
   Income before extraordinary item                        $3,737,719        $1,913,447        $1,715,815
   Extraordinary item                                         (51,335)         (182,999)                -
                                                        ----------------- ----------------- -----------------
   Net income                                              $3,686,384        $1,730,448        $1,715,815
                                                        ================= ================= =================
Numerator for diluted earnings per share -
   Income before extraordinary item (1)                    $4,479,680        $1,952,854        $1,715,815
   Extraordinary item (1)                                     (59,682)         (227,000)                -
                                                        ----------------- ----------------- -----------------
   Net income (1)                                          $4,419,998        $1,725,854        $1,715,815
                                                        ================= ================= =================


                                                              1998              1997              1996
                                                       ----------------- ----------------- -----------------
Denominators:
Denominator for basic earnings per share -
   Weighted average shares outstanding                      5,923,798         3,180,266         3,026,901
Effect of dilutive securities:
   Contingent stock - acquisition                               1,785            29,234            33,519
   Convertible Operating Partnership units                  1,191,312            80,688                 -
   Stock options (2)                                           15,430            24,968             2,362
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                          1,208,527           134,890            35,881
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average shares and
   assumed conversions                                      7,132,325         3,315,156         3,062,782
                                                        ================= ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) Options to purchase 120,000 shares of common stock at $13.125, and options to purchase 60,000 shares of common stock at $11.25, were outstanding during 1998 but were not included in the calculation of diluted earnings per share. The exercise price of these options was greater than the average market price of the common shares, and the effect would be anti-dilutive.

Stock Option and Incentive Plan
We have reserved 570,000 shares of the Company's common stock for issuance under our employee Stock Option and Incentive Plan. Options have been granted to employees at prices equal to the fair market value of the stock on the dates the options were granted or repriced. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire 10 years after the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1998:



                                           Weighted Average
                                              Remaining         Number of         Number of
                                             Contractual         Options           Options
                                             Life (Years)      Outstanding       Exercisable
                                           ----------------- ----------------- -----------------
Exercise price $11.25 per share                     9.83            60,000                 -
Exercise price $13.125 per share                    9.50           120,000                 -
Exercise price $12.25 per share                     8.33           110,000            27,500
Exercise price $12.50 per share                     5.88           140,000           140,000
                                                             ----------------- -----------------
                                                    8.07           430,000           167,500
                                                             ================= =================

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions to estimate the fair value of options granted:

                                           1998          1997          1996*
                                      -------------- ------------- -------------

Weighted average fair value              $  0.17         $  0.23        $  0.06
Weighted average exercise price            12.50           12.25          12.50
Weighted average dividend yield             9.97%          10.12%          9.92%
Expected volatility                        0.152           0.144          0.088

                                           1998          1997          1996*
                                      -------------- ------------- -------------

Weighted average risk-free interest rate    4.88%         6.76%          6.55%
Expected vesting period                    4 years       4 years        4 years

*Options originally granted in 1994 at $13.75 per share, repriced in 1996

Changes in outstanding stock options were as follows:


                                       1998                       1997                       1996
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ ------------
Beginning balance               250,000        $12.39      150,000        $12.50       160,000       $12.50
Granted                         180,000         12.50      110,000         12.25             -            -
Exercised                             -             -            -             -             -            -
Repurchased                           -             -      (10,000)        12.50             -            -
Forfeited                             -             -            -             -       (10,000)           -
                             ------------- ------------ ------------- ------------ ------------- ------------
Ending balance                  430,000        $12.44      250,000        $12.39       150,000       $12.50
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        167,500        $12.46      112,500        $12.50        75,000       $12.50
                             ============= ============ ============= ============ ============= ============

Note 5.  Rental Operations

Apartment Properties
We lease our residential apartments under operating leases with monthly payments due in advance. Terms of the apartment leases are generally one year or less, with none longer than two years. We record rental and other revenues as they are earned.

Restaurant Properties - Master Lease Agreement
The lease agreement with Enterprises has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of $4.5 million or 9.875% of food sales from the restaurants. Under certain conditions as defined in the agreement, both Enterprises and the Company have the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed to be uneconomic.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent of $4.5 million in 1998, 1997 and 1996.

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

During 1998, we advanced a total of $330,000 to the Management Company. Accrued interest on these advances, at 12%, totaled $20,000 in 1998. During 1995, we advanced a total of $150,000 to the Management Company, which was repaid in 1996 and 1997. Interest on these advances, also accrued at 12%, totaled $4,000 in 1997 and $10,000 in 1996.

We do not expect the operations of the Management Company to have a significant impact on our financial position, operating results or cash flows.

Note 7.  Related Party Transactions

Certain directors and officers of the Company hold similar positions with Enterprises and Boddie Investment Company and held similar positions with BT Venture Corporation. We purchased the 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43.2 million in 1987.

We derived approximately 16.6% of our revenue in 1998 from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

Certain current and former directors of the Company were the sole shareholders and directors of BT Venture Corporation. In October 1994, we acquired BT Venture Corporation for cash, 134,610 shares of our common stock and relief from certain debt and other obligations, for a total value of approximately $23.2 million. In addition, we recorded additional consideration totaling $1.7 million through 1997 related to this acquisition. We paid the additional consideration by issuing a total of 130,568 shares of common stock during 1994 through 1998, including 43,438 shares issued in January 1998.

In connection with the acquisition of BT Venture Corporation, we assumed a note payable to Enterprises in the amount of $6,100,000 and a note payable to Boddie Investment Company in the amount of $956,000. In May 1998, we issued 65,648 shares of our common stock to retire the note payable to Boddie Investment Company.

In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. We refer to these acquisitions as the "Chrysson acquisitions" and to the former owners as the "Chrysson Parties." Certain current directors of the Company were shareholders and officers in the Chrysson Parties. We have issued 1,249,954 Operating Partnership units through December 31, 1998, and will issue an additional 100,000 Operating Partnership units on December 1, 1999, in conjunction with acquisitions of six of the apartment communities. We will issue approximately 139,000 units to acquire one remaining Chrysson apartment community when it has reached certain performance standards specified in the agreement.

In February 1997, we signed a participating loan agreement with The Villages of Chapel Hill Limited Partnership, a limited partnership whose general partner is Boddie Investment Company. Under the terms of the agreement, we committed to loan The Villages up to $2,625,000 to fund a substantial rehabilitation of its apartment community. We also guaranteed a $1,500,000 bank loan. In exchange we receive minimum interest on our loan at the greater of 12.5% or the 30-day LIBOR rate plus 6.125%. We also receive 25% participation in increased rental revenue for seven years and 25% participation in the increase in value of the property at the end of seven years or upon its sale. Through December 31, 1998, we advanced $2.5 million under the loan agreement. We received interest and participation income of $323,000 in 1998 and $120,000 in 1997. In addition, we received guarantee fees of $37,500 in 1998 and in 1997.

The Management Company provides fee management of five limited partnerships and the apartment communities and shopping centers owned by those partnerships. The general partner of these partnerships is Boddie Investment Company.

Note 8.  Profit Sharing Plan

The employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined.

Note 9.  Commitments and Contingencies

We have agreements with three of our executive officers that provide for cash compensation and other benefits if we terminate them without cause or if a change in control of the Company occurs.

The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. We believe that such matters will not have a material effect on the financial position of the Company.

Note 10.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 1998 and 1997:


                                                                  Income before
                                                                Extraordinary Item
                                          Revenues           Total           Per Share         Net Income
                                      ----------------- ----------------- ----------------- -----------------
1998
First quarter                            $ 5,916,257       $1,095,480             $0.19       $1,044,145
Second quarter                             6,084,239        1,095,244              0.18        1,095,244
Third quarter                              7,133,498          679,675              0.11          679,675
Fourth quarter                             8,006,093          867,320              0.15          867,320
                                      ----------------- ----------------- ----------------- -----------------
                                         $27,140,087       $3,737,719             $0.63       $3,686,384
                                      ================= ================= ================= =================

1997
First quarter                            $ 3,852,615       $  470,783             $0.15        $  470,783
Second quarter                             3,866,339          382,805              0.12           382,805
Third quarter                              3,890,301          438,882              0.14           438,882
Fourth quarter                             4,642,376          620,977              0.18           437,978
                                      ----------------- ----------------- ----------------- -----------------
                                         $16,251,631       $1,913,447             $0.59        $1,730,448
                                      ================= ================= ================= =================

Note 11.  Subsequent Events

In January 1999, we acquired Chason Ridge Apartments for a total cost of approximately $12.4 million. In conjunction with the acquisition, we made cash payments of $1.7 million and assumed long-term debt and related liabilities totaling $10.7 million.

In February 1999, The Villages of Chapel Hill Limited Partnership reduced the outstanding principal balance of its note payable to us to $625,000. We applied the $1.9 million proceeds to reduce our variable-rate note payable to a bank to $625,000.

In 1999, Enterprises notified us of its intention to purchase three restaurant properties. We expect to receive approximately $2 million proceeds from these property sales (their book value), which we will apply to reduce the line of credit secured by them. After sale of these restaurant properties to Enterprises, we expect that minimum rent will be $4.3 million in 1999 and $4.2 million per year thereafter through 2007. This annual amount does not include percentage rent that may be earned in addition to minimum rent.

BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1998

                                                                         Costs            Gross Amount at Which
         Description             Encumb.         Initial Costs        Capitalized     Carried at Close of Period (2)
         -----------             -------         -------------                        ------------------------------
                                                        Buildings &   Subsequent                Buildings &
                                               Land     Improvem'ts       to          Land      Improvem'ts     Total
                                                                      Acquisition
Apartment Properties:
North Carolina:
Paces Commons, Charlotte        $10,496,702 $ 1,430,158 $ 12,871,424    $  753,927 $ 1,430,158  $ 13,625,351 $ 15,055,509

Oakbrook, Charlotte               6,359,158     848,835    8,523,384       442,431     848,835     8,964,156    9,812,991

Harris Hill, Charlotte            5,994,465   1,003,298    7,867,857       500,539   1,003,298     8,368,396    9,371,694

Paces Village, Greensboro         7,000,000   1,250,000    9,416,580       265,687   1,250,000     9,682,267   10,932,267

Abbington Place, Greensboro      15,785,250   2,302,000   23,598,676       100,451   2,302,000    23,699,127   26,001,127

Pepperstone, Greensboro           3,883,750     552,000    5,015,153       127,714     552,000     5,142,867    5,694,867

Savannah Place, Winston-Salem     7,312,500     790,000   10,032,721       134,768     790,000    10,167,489   10,957,489

Waterford Place, Greensboro      11,089,000   1,686,000   16,745,972        49,062   1,686,000    16,795,034   18,481,034

Woods Edge, Durham                9,750,000     994,000   13,061,195       127,962     994,000    13,189,156   14,183,156

Oak Hollow, Cary                  8,385,000   1,480,000   10,808,689        51,473   1,480,000    10,860,162   12,340,162

Madison Hall, Clemmons            4,245,000     303,000    6,054,307        64,726     303,000     6,119,032    6,422,032

Summerlyn Place, Burlington       6,645,000     837,000    9,559,115         6,232     837,000     9,565,347   10,402,347

Allerton Place, Greensboro       10,270,000   1,384,000   14,650,428        12,724   1,384,000    14,663,152   16,047,152
                                            ------------------------------------------------------------------------------
                                             14,860,291  148,205,500     2,637,695  14,860,291   150,841,536  165,701,827
Virginia:
Latitudes, Virginia Beach        12,720,986   3,360,000   18,606,667       872,970   3,360,000    19,476,818   22,836,818
                               --------------------------------------------------------------------------------------------
Total Apartment Properties      119,936,810  18,220,291  166,812,167     3,510,665  18,220,291   170,318,354  188,538,645





         Description
         -----------
                                           Accumulated  Date of   Date    Life
                                           Depreciation Constr. Acquired (Years)

Apartment Properties:
North Carolina:
Paces Commons, Charlotte                    $2,087,434    1988   Jun-93     40

Oakbrook, Charlotte                          1,141,953    1985   Jun-94     40

Harris Hill, Charlotte                       1,024,305    1988   Dec-94     40

Paces Village, Greensboro                      781,643    1988   Apr-96     40

Abbington Place, Greensboro                    968,115    1997   Dec-97     40

Pepperstone, Greensboro                        189,188    1992   Dec-97     40

Savannah Place, Winston-Salem                  366,249    1991   Dec-97     40

Waterford Place, Greensboro                    681,590    1997   Dec-97     40

Woods Edge, Durham                             217,736    1985   Jun-98     40

Oak Hollow, Cary                               126,895    1983   Jul-98     40

Madison Hall, Clemmons                          64,022    1997   Aug-98     40

Summerlyn Place, Burlington                     98,951    1998   Sep-98     40

Allerton Place, Greensboro                     169,779    1998   Sep-98     40
                                           ------------
                                             7,917,859
Virginia:
Latitudes, Virginia Beach                    2,520,488    1989   Oct-94     38
                                           ------------------------------------
Total Apartment Properties                  10,438,347


                                                                         Costs            Gross Amount at Which
         Description             Encumb.         Initial Costs        Capitalized     Carried at Close of Period (2)
         -----------             -------         -------------                        ------------------------------
                                                        Buildings &   Subsequent                Buildings &
                                               Land     Improvem'ts       to          Land      Improvem'ts     Total
                                                                      Acquisition
Restaurant Properties:
North Carolina:
Bessemer City                      (1)          152,079      391,060             -     152,079       391,060      543,139

Burlington                         (1)          162,411      417,629             -     162,411       417,629      580,040

Chapel Hill                        (1)          273,556      703,430             -     273,556       703,430      976,986

Denver                             (1)          275,484      708,387             -     275,484       708,387      983,871

Eden                               (1)          253,282      651,296             -     253,282       651,296      904,578

Fayetteville (Ramsey)              (1)          260,135      668,919             -     260,135       668,919      929,054

Fayetteville (N.Eastern)           (1)          308,271      792,696             -     308,271       792,696    1,100,967

Fayetteville (Bragg)               (1)          235,951      606,730             -     235,951       606,730      842,681

Gastonia (E. Franklin)             (1)          230,421      592,511             -     230,421       592,511      822,932




         Description
         -----------
                                           Accumulated  Date of   Date    Life
                                           Depreciation Constr. Acquired (Years)

Restaurant Properties:
North Carolina:
Bessemer City                              114,467      Nov-77   Apr-87     40

Burlington                                 122,242      Oct-85   Apr-87     40

Chapel Hill                                205,899      Aug-64   Apr-87     40

Denver                                     207,350      Jul-83   Apr-87     40

Eden                                       190,639      Jun-73   Apr-87     40

Fayetteville (Ramsey)                      195,798      Oct-73   Apr-87     40

Fayetteville (N.Eastern)                   232,028      Sep-83   Apr-87     40

Fayetteville (Bragg)                       177,595      Jan-85   Apr-87     40

Gastonia (E. Franklin)                     173,432      Apr-63   Apr-87     40


BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1998

                                                                         Costs            Gross Amount at Which
         Description             Encumb.         Initial Costs        Capitalized     Carried at Close of Period (2)
         -----------             -------         -------------                        ------------------------------
                                                        Buildings &   Subsequent                Buildings &
                                               Land     Improvem'ts       to          Land      Improvem'ts     Total
                                                                      Acquisition
Gastonia (N. Chester)              (1)          199,133      512,055             -     199,133       512,055      711,188

Hillsborough                       (1)          290,868      747,948             -     290,868       747,948    1,038,816

Kinston (W. Vernon)                (1)          237,135      609,777             -     237,135       609,777      846,912

Kinston (Richlands)                (1)          231,678      595,743             -     231,678       595,743      827,421

Mt. Airy                           (1)          272,205      699,955             -     272,205       699,955      972,160

Newton                             (1)          223,453      574,594             -     223,453       574,594      798,047

Siler City                         (1)          268,312      689,945             -     268,312       689,945      958,257

Spring Lake                        (1)          218,925      562,949             -     218,925       562,949      781,874

Thomasville (E. Main)              (1)          253,716      652,411             -     253,716       652,411      906,127

Thomasville (Randolph)             (1)          327,727      842,726             -     327,727       842,726    1,170,453
                                            ------------------------------------------------------------------------------
                                              4,674,742   12,020,761             -   4,674,742    12,020,761   16,695,503

Virginia:
Ashland                            (1)          296,509      762,452             -     296,509       762,452    1,058,961

Blackstone                         (1)          275,565      708,596             -     275,565       708,596      984,161

Bluefield                          (1)          205,700      528,947             -     205,700       528,947      734,647

Chester                            (1)          300,165      771,852             -     300,165       771,852    1,072,017

Clarksville                        (1)          211,545      543,972             -     211,545       543,972      755,517

Clintwood                          (1)          222,673      572,588             -     222,673       572,588      795,261

Dublin                             (1)          364,065      936,168             -     364,065       936,168    1,300,233

Franklin                           (1)          287,867      740,230             -     287,867       740,230    1,028,097

Galax                              (1)          309,578      796,057             -     309,578       796,057    1,105,635

Hopewell                           (1)          263,939      678,701             -     263,939       678,701      942,640

Lebanon                            (1)          266,340      684,876             -     266,340       684,876      951,216

Lynchburg (Langhorne)              (1)          249,865      642,509             -     249,865       642,509      892,374

Lynchburg (Timberlake)             (1)          276,153      710,107             -     276,153       710,107      986,260

Norfolk                            (1)          325,822      837,829             -     325,822       837,829    1,163,651

Orange                             (1)          244,883      629,699             -     244,883       629,699      874,582

Petersburg                         (1)          357,984      920,531             -     357,984       920,531    1,278,515

Richmond (Forest Hill)             (1)          196,084      504,216             -     196,084       504,216      700,300

Richmond (Midlothian)              (1)          270,736      696,179             -     270,736       696,179      966,915

Richmond (Myers)                   (1)          321,946      827,861             -     321,946       827,861    1,149,807

Roanoke (Hollins)                  (1)          257,863      663,076             -     257,863       663,076      920,939



         Description
         -----------
                               Accumulated  Date of   Date    Life
                               Depreciation Constr. Acquired (Years)

Gastonia (N. Chester)             149,882  Jan-78   Apr-87     40

Hillsborough                      218,929  Mar-78   Apr-87     40

Kinston (W. Vernon)               178,486  Jul-62   Apr-87     40

Kinston (Richlands)               174,378  Dec-81   Apr-87     40

Mt. Airy                          204,882  May-73   Apr-87     40

Newton                            168,189  Mar-76   Apr-87     40

Siler City                        201,952  May-79   Apr-87     40

Spring Lake                       164,779  Mar-76   Apr-87     40

Thomasville (E. Main)             190,966  Feb-66   Apr-87     40

Thomasville (Randolph)            246,671  Apr-74   Apr-87     40
                                ----------
                                3,518,563

Virginia:
Ashland                           223,176  Apr-87   Apr-87     40

Blackstone                        207,412  Sep-79   Apr-87     40

Bluefield                         154,826  Feb-85   Apr-87     40

Chester                           225,927  May-73   Apr-87     40

Clarksville                       159,225  Oct-85   Apr-87     40

Clintwood                         167,600  Jan-81   Apr-87     40

Dublin                            274,023  Jul-83   Apr-87     40

Franklin                          216,671  Feb-75   Apr-87     40

Galax                             233,011  Jun-74   Apr-87     40

Hopewell                          198,661  Jun-78   Apr-87     40

Lebanon                           200,469  Jun-83   Apr-87     40

Lynchburg (Langhorne)             188,066  Sep-82   Apr-87     40

Lynchburg (Timberlake)            207,853  Aug-83   Apr-87     40

Norfolk                           245,238  Aug-84   Apr-87     40

Orange                            184,317  Aug-74   Apr-87     40

Petersburg                        269,447  Mar-74   Apr-87     40

Richmond (Forest Hill)            147,588  Nov-74   Apr-87     40

Richmond (Midlothian)             203,776  Jan-74   Apr-87     40

Richmond (Myers)                  242,321  Apr-83   Apr-87     40

Roanoke (Hollins)                 194,088  Feb-73   Apr-87     40


BODDIE-NOELL PROPERTIES, INC.
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year Ended December 31, 1998

                                                                         Costs            Gross Amount at Which
         Description             Encumb.         Initial Costs        Capitalized     Carried at Close of Period (2)
         -----------             -------         -------------                        ------------------------------
                                                        Buildings &   Subsequent                Buildings &
                                               Land     Improvem'ts       to          Land      Improvem'ts     Total
                                                                      Acquisition
Roanoke (Abenham)                  (1)          235,864      606,507             -     235,864       606,507      842,371

Rocky Mount                        (1)          248,434      638,829             -     248,434       638,829      887,263

Smithfield                         (1)          223,070      573,608             -     223,070       573,608      796,678

Staunton                           (1)          260,569      670,035             -     260,569       670,035      930,604

Verona                             (1)          191,631      492,765             -     191,631       492,765      684,396

Virginia Beach (Lynnhaven)         (1)          271,570      698,322             -     231,731       698,322      930,053

Virginia Beach (Holland)           (1)          277,943      714,710             -     277,943       714,710      992,653

Wise                               (1)          219,471      564,355             -     219,471       564,355      783,826

                                            ------------------------------------------------------------------------------
                                              7,433,834   19,115,577             -   7,393,995    19,115,577   26,509,572
                               -------------------------------------------------------------------------------------------
Total Restaurant Properties      11,950,000  12,108,576   31,136,338             -  12,068,737    31,136,338   43,205,075
                               -------------------------------------------------------------------------------------------
 Total Real Estate             $131,886,810 $30,328,867 $197,948,505    $3,510,665 $30,289,028  $201,454,692 $231,743,720
                               ===========================================================================================


         Description
         -----------
                              Accumulated  Date of   Date    Life
                              Depreciation Constr. Acquired (Years)

Roanoke (Abenham)                177,529  Nov-82   Apr-87     40

Rocky Mount                      186,989  May-80   Apr-87     40

Smithfield                       167,899  Apr-77   Apr-87     40

Staunton                         196,125  Sep-83   Apr-87     40

Verona                           144,235  Jan-85   Apr-87     40

Virginia Beach (Lynnhaven)       204,404  Jun-80   Apr-87     40

Virginia Beach (Holland)         209,201  Aug-83   Apr-87     40

Wise                             165,190  Jun-80   Apr-87     40

                            -------------
                               5,595,267
                            -------------
Total Restaurant Properties    9,113,830
                            -------------
 Total Real Estate           $19,552,177
                            =============


(1) Indicates the 47 restaurants encumbered by the bank term loan of up to $25,500,000; $11,950,000 outstanding at 12/31/98
(2) Aggregate cost at December 31, 1998, for federal income tax purposes was approximately $208.3 million

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation


                                                  1998                 1997                1996
                                           --------------------------------------------------------------
 Real estate investments:
      Balance at beginning of year             $   171,254,604       $ 109,815,123       $  98,520,761
      Additions during year
         Acquisitions by merger
                                                             -                   -                   -
         Other acquisitions
                                                    59,131,734          60,722,522          10,666,580
         Improvements, etc.
                                                     1,361,940             718,459             627,782
      Deductions during year
                                                        (4,558)             (1,500)                  -
                                           --------------------------------------------------------------
      Balance at close of year                 $   231,743,720       $ 171,254,604       $ 109,815,123
                                           ==============================================================


 Accumulated depreciation:
      Balance at beginning of year             $    14,146,933       $  11,461,365       $   9,020,948
      Provision for depreciation
                                                     5,406,005           2,685,718           2,440,417
      Deductions during year
                                                          (761)               (150)                  -
                                           --------------------------------------------------------------
      Balance at close of year                 $    19,552,177       $  14,146,933       $  11,461,365
                                           ==============================================================



                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
     3.1*     Articles of Incorporation (filed as Exhibit 3.1 to Boddie-Noell Properties, Inc.,
              Current Report on Form 8-K dated March 17, 1999, and incorporated herein by
              reference)                                                                                 -
     3.2*     By-Laws (filed as Exhibit 3.2 to Boddie-Noell Properties, Inc., Current Report on
              Form 8-K dated March 17, 1999, and incorporated herein by reference)                       -
     4*       Rights Agreement, dated March 18, 1999, between the Company and First Union National
              Bank (filed as Exhibit 4 to Boddie-Noell Properties, Inc. Current Report on Form 8-K
              dated March 17, 1999, and incorporated herein by reference)                                -
    10.1      Amended and Restated Agreement of Limited Partnership of Boddie-Noell Properties
              Limited Partnership                                                                       51
    10.2      Form and description of Incentive Stock Option Agreements dated June 30, 1998, and
              November 1, 1998, between the Company and certain officers                               133
    10.3      Form and description of Nonqualified Stock Option Agreements dated
              June 30, 1998, and November 1, 1998, between the Company and certain officers 137
    21        Subsidiaries of the Registrant                                                           141
    23        Consent of Ernst & Young LLP                                                             142
    27        Financial Data Schedule (electronic filing)                                                -




* Incorporated herein by reference