Form 10-Q
period 1999-03-31
BODDIE NOELL PROPERTIES INC
filed 1999-05-13
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 1999 (the latest practicable date).

Common Stock, $.01 par value                                 5,991,551
(Class)                                                      (Number of shares)


                                          Total number of pages:  18

                                TABLE OF CONTENTS


Item No.                                                                Page No.

            PART I - Financial Information
    1       Financial Statements                                            3
    2       Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9
    3       Quantitative and Qualitative Disclosures
            About Market Risk                                              17

            PART II - Other Information
    2       Changes in Securities and Use of Proceeds                      17
    6       Exhibits and Reports on Form 8-K                               17

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31          December 31
                                                                             1999               1998
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $201,304,134       $188,538,645
   Restaurant properties                                                     43,205,075         43,205,075
                                                                       ------------------ ------------------
                                                                            244,509,209        231,743,720
   Less accumulated depreciation                                            (21,283,961)       (19,552,177)
                                                                       ------------------ ------------------
                                                                            223,225,248        212,191,543
Cash and cash equivalents                                                       943,814            489,694
Other current assets                                                          2,440,222          1,769,934
Investment in and advances to Management Company                                705,624            659,715
Notes receivable                                                                625,000          2,536,812
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 2,232,138          2,333,688
   Deferred financing costs                                                   1,097,638          1,139,224
                                                                       ------------------ ------------------
         Total assets                                                      $231,269,684       $221,120,610
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $143,823,480       $134,423,621
Notes payable to affiliates                                                   6,100,000          6,100,000
Accounts payable and accrued expenses                                         1,549,709            964,537
Escrowed security deposits and deferred revenue                                 702,222            352,049
Consideration due for acquisitions                                            1,849,990          1,849,990
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              958,336                  -
                                                                       ------------------ ------------------
      Total liabilities                                                     154,983,737        143,690,197

Minority interest in Operating Partnership                                   20,426,292         20,681,152
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,991,551 at March 31, 1999, and
   5,977,930 at December 31, 1998                                                59,915             59,779
Additional paid-in capital                                                   72,270,567         72,117,636
Dividend distributions in excess of net income                              (16,470,827)       (15,428,154)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             55,859,655         56,749,261
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $231,269,684       $221,120,610
                                                                       ================== ==================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                1999             1998
                                                                          ----------------- ----------------
Revenues
Apartment rental income                                                        $7,116,424        $4,599,193
Restaurant rental income                                                        1,125,000         1,125,000
Interest and other income                                                         119,042           192,064
                                                                          ----------------- ----------------
                                                                                8,360,466         5,916,257
Expenses
Depreciation                                                                    1,731,784         1,002,918
Amortization of
   intangible assets                                                              143,136           129,414
Apartment operations                                                            2,308,970         1,448,780
Administrative                                                                    469,647           320,340
Interest                                                                        2,682,359         1,741,203
                                                                          ----------------- ----------------
                                                                                7,335,896         4,642,655
                                                                          ----------------- ----------------
Income before minority
   interest and
   extraordinary item                                                           1,024,570         1,273,602
Minority interest in
   Operating Partnership                                                          214,084           178,122
                                                                          ----------------- ----------------
Income before
   extraordinary item                                                             810,486         1,095,480
Extraordinary item - loss on
   early extinguishment of debt                                                         -            51,335
                                                                          ----------------- ----------------
Net income                                                                     $  810,486        $1,044,145
                                                                          ================= ================

Per share data:
Basic earnings per share -
   Income before
      extraordinary item                                                           $0.14             $0.19
   Extraordinary item                                                                  -             (0.01)
                                                                          ----------------- ----------------
   Net income                                                                      $0.14             $0.18
                                                                          ================= ================
Diluted earnings per share -
   Income before
      extraordinary item                                                           $0.14             $0.19
   Extraordinary item                                                                  -             (0.01)
                                                                          ----------------- ----------------
   Net income                                                                      $0.14             $0.18
                                                                          ================= ================
Dividends declared                                                                 $0.31             $0.31
                                                                          ================= ================
Weighted average shares
   outstanding                                                                  5,984,741         5,844,296
                                                                          ================= ================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1998           5,977,930    $59,779     $72,117,636    $(15,428,154)    $56,749,261
Common stock issued, DRIP                 13,621        136         152,931               -         153,067
Dividends paid ($0.31)                         -          -               -      (1,853,159)     (1,853,159)
Net income                                     -          -               -         810,486         810,486
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 1999              5,991,551    $59,915     $72,270,567    $(16,470,827)    $55,859,655
                                     ============ =========== =============== =============== ===============


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                1999             1998
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                    $   810,486      $  1,044,145
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - early
      extinguishment of debt                                                            -            51,335
   Minority interest in Operating Partnership                                     214,084           178,122
   Equity in income of Management Company                                         (15,984)          (51,108)
   Depreciation and amortization                                                1,833,256         1,132,332
   Changes in operating assets and liabilities:
      Other current assets                                                       (559,153)         (304,891)
      Accounts payable and accrued expenses                                       585,173           169,540
      Security deposits and deferred revenue                                      279,415            40,221
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       3,147,277         2,259,696

Investing activities:
Acquisitions of apartment properties                                           (1,796,746)                -
Additions to apartment properties                                                (346,728)         (141,767)
Reduction (investment) in notes receivable                                      1,911,812          (361,951)
                                                                          ----------------- ----------------
Net cash used in investing activities                                            (231,662)         (503,718)

Financing activities:
Net proceeds from issue of common stock                                           153,067         2,745,091
Distributions to Operating Partnership
   minority unitholders                                                          (468,944)          (99,237)
Dividends paid to common shareholders                                          (1,853,159)       (1,821,005)
Proceeds from notes payable                                                     1,838,188         7,361,951
Principal payments on notes payable                                            (2,130,647)      (10,486,075)
Payment of deferred financing costs                                                     -           (70,583)
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (2,461,495)       (2,369,858)
                                                                          ----------------- ----------------

Net  increase (decrease) in
   cash and cash equivalents                                                      454,120          (613,880)
Cash and cash equivalents at
   beginning of period                                                            489,694         2,458,565
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $   943,814      $  1,844,685
                                                                          ================= ================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 1999
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of Boddie-Noell Properties, Inc., except for the balance sheet at December 31, 1998. We derived the amounts in the balance sheet at December 31, 1998, from the financial statements included in our 1998 Annual Report on Form 10-K. We believe that we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 1998 Annual Report on Form 10-K.

Note 2.  Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components for which separate financial information is produced internally for the company's management. Under this definition, we operated, for all periods presented, as a single segment (apartment operations).

Note 3.  Chason Ridge Apartments

Effective January 1, 1999, we acquired Chason Ridge Apartments for a total acquisition cost of approximately $12.5 million, including cash payments totaling approximately $1.8 million.

Note 4.  Notes payable

We funded cash payments for the acquisition of Chason Ridge with draws from our line of credit totaling $1.75 million.

In conjunction with the acquisition of Chason Ridge Apartments, we assumed a HUD-insured loan in the amount of $9.7 million, payable in monthly installments of $72,000 including principal and interest at 8.5%. In addition, the note provides for payment of mortgage insurance with a premium of 0.5% of the loan balance. A deed of trust on and assignment of rents of Chason Ridge Apartments secure the loan. The interest rate on this loan exceeds current market rates, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit for defeasance of above-market interest, which we will apply to reduce recorded interest expense monthly through 2004.

In February 1999, The Villages of Chapel Hill Limited Partnership reduced the outstanding principal balance of its note payable to us to $625,000. We applied the $1.9 million proceeds to reduce our variable-rate note payable to a bank to $625,000.

Note 5.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                                Three months ended
                                                     March 31
                                               1999             1998
                                         ----------------- ----------------

Numerators:
For basic earnings per share -
   Income before
      extraordinary item                      $  810,486        $1,095,480
  Extraordinary item                                   -           (51,335)
                                         ----------------- ----------------
   Net income                                 $  810,486        $1,044,145
                                         ================= ================

For diluted earnings per share -
   Income before
      extraordinary item (1)                  $1,024,570        $1,273,602
  Extraordinary item (1)                               -           (59,682)
                                         ----------------- ----------------
   Net income (1)                             $1,024,570        $1,213,920
                                         ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                                 5,984,741         5,844,296
Effect of dilutive securities:
   Contingent stock, acquisition                       -             7,240
   Convertible Operating
      Partnership units                        1,579,027           950,032
   Stock options (2)                                 659            37,503
                                         ----------------- ----------------
                                               1,579,686           994,775
                                         ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                         7,564,427         6,839,071
                                         ================= ================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated. (2) We have excluded 370,000 options granted in 1994 (exercise price $12.50), 1997 (exercise price $12.25), and June 1998 (exercise price $13.125) because they were antidilutive at March 31, 1999.

Note 5.  Subsequent events

On April 20, 1999, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on May 18, 1999, to shareholders of record on May 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors identified in our Annual Report on Form 10-K for the year ending December 31, 1998. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

Company Profile

      Boddie-Noell Properties, Inc. is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,440 units and have the right to acquire one additional apartment community containing 108 units. We also own 47 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities and one shopping center through an unconsolidated subsidiary. Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

      We are structured as an UPREIT, or umbrella partnership real estate investment trust. The company is the sole general partner and owns a controlling interest in Boddie-Noell Properties Limited Partnership, or the "Operating Partnership," through which we conduct all of our operations.

Overview

      This discussion analyzes our operations for the first quarter of 1999 compared to the first quarter of 1998. In reading this discussion, it may help if you keep certain factors in mind:

o Throughout the first quarter of 1998, we owned and operated nine apartment communities containing 2,208 units. Throughout the first quarter of 1999, we owned and operated 15 apartment communities containing 3,440 units.

o During the period June 1 through September 9, 1998, we acquired five apartment communities containing 980 units. We issued Operating Partnership units in conjunction with these acquisitions. You should read our annual report on Form 10-K for the year ended December 31, 1998, for a detailed discussion of these acquisitions and related financing transactions.

o Effective January 1, 1999, we acquired one additional apartment community containing 252 units.

Results of Operations

Revenues

      Total revenue for the first quarter of 1999 was $8.4 million, a 41.3% increase over the first quarter of 1998. We have two principal sources of revenue: apartment rental income and restaurant rental income. The increase in total revenue was attributable to a significant increase in apartment rental income.

      Apartment rental income for the first quarter of 1999 was $7.1 million, a 54.7% increase over the first quarter of 1998. This increase was principally due to the acquisition of six apartment communities during 1998 and the first quarter of 1999. For the first quarter of 1999, overall economic occupancy averaged 94.6%, compared to 94.3% in the first quarter of 1998. For the first quarter of 1999, average monthly revenue per occupied unit decreased slightly to $729, compared to $736 in the first quarter of 1998.

      Rental income for apartment communities we owned throughout the first quarter of both 1999 and 1998 totaled $4.6 million, unchanged compared to the first quarter of 1998. For this "same-store" comparison, average economic occupancy increased by 0.9% to 95.2%, while average monthly revenue per occupied unit decreased by 0.5% to $732.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 1999 follow:

                                                                        Average
                                                                        monthly
                             Number                                     revenue
                               of              Average     Average        per
                           apartment           physical    economic    occupied
                             units            occupancy   occupancy      unit
                           -----------        ----------- ----------- ----------

Abbington Place                   360              93.8%       95.2%       $763
Allerton Place (1)                228              94.0%       94.2%        780
Chason Ridge (2)                  252              94.0%       93.1%        669
Harris Hill                       184              97.0%       96.9%        737
Latitudes                         448              96.4%       97.2%        672
Madison Hall (3)                  128              89.9%       90.3%        648
Oakbrook                          162              95.7%       96.3%        782
Oak Hollow (4)                    220              95.5%       95.6%        717
Paces Commons                     336              96.0%       96.4%        705
Paces Village                     198              89.9%       87.2%        663
Pepperstone                       108              97.7%       96.6%        679
Savannah Place                    172              95.2%       94.3%        780
Summerlyn Place (5)               140              90.9%       89.3%        824
Waterford Place                   240              93.0%       93.7%        844
Woods Edge (6)                    264              95.0%       95.3%        723

All apartments--                3,440              94.5%       94.6%        729

                                                                        Average
                                                                        monthly
                             Number                                     revenue
                               of              Average     Average        per
                           apartment           physical    economic    occupied
                             units            occupancy   occupancy      unit
                           -----------        ----------- ----------- ----------
"Same-store" units
   - 1999                       2,208              94.9%       95.2%        732
   - 1998                       2,208              94.1%       94.3%        736

(1) Acquired September 1998.
(2) Acquired January 1999.
(3) Acquired August 1998.
(4) Acquired July 1998.
(5) Acquired September 1998.
(6) Acquired June 1998.

      For the first quarters of both 1999 and 1998, restaurant rental income was the minimum rent. Restaurant rental income is the greater of the minimum rent of $4.5 million per year or 9.875% of food sales. "Same store" sales at our restaurant properties decreased by 3.0% compared to the first quarter of 1998.

      We have agreed to sell three restaurants to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Following the sale of these properties in the second quarter of 1999, we expect that minimum rent will be approximately $4.3 million in 1999 and $4.2 million per year thereafter. We expect to receive approximately $2 million of proceeds from these property sales, which we will apply to reduce the line of credit secured by them. We do not expect the sale of these properties to have a material effect on our operating results.

Expenses

      Total expense for the first quarter of 1999 was $7.3 million, an increase of 58.0% over the first quarter of 1998. Apartment operations expense was $2.3 million for the first quarter of 1999, an increase of 59.4% over the first quarter of 1998. These increases are primarily attributable to the acquisition of six apartment communities during 1998 and the first quarter of 1999.

      Apartment operations expense was 32.4% of related rental income in the first quarter of 1999, compared to 31.5% in the first quarter of 1998. Apartment operating expenses were in line with management's expectation. The increase in apartment operations expense as a percent of related revenue is attributable to a combination of factors, including timing of certain expenses at certain properties, the mix of properties, and start up expenses at the newly acquired properties.

      Apartment operations expense for apartment communities we owned throughout the first quarter of both 1999 and 1998 totaled $1.4 million, unchanged compared to the first quarter of 1998. For this "same-store" comparison, apartment operations expense was 31.5% of related rental income in the first quarter of 1999.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      The 65.6% increase in depreciation and amortization expense is attributable to the addition of apartment communities.

      Administrative costs increased by 46.6% for the first quarter of 1999 compared to the first quarter of 1998. The increase in administrative costs is generally attributable to additional corporate level staff and overhead costs resulting from the addition of six apartment communities. We expect that administrative costs will continue to increase as and when we acquire additional apartment communities. In addition, we incurred approximately $40,000 legal expense in the first quarter of 1999 for preparation of our shareholder rights plan.

      Interest expense was $2.7 million in the first quarter of 1999, an increase of 54.1% over the first quarter of 1998, attributable to long-term debt issued in conjunction with apartment acquisitions. Weighted average interest rates were 7.1% in the first quarter of 1999 compared to 7.6% in the first quarter of 1998.

Net income

      Net income available to common shareholders was $810,000 in the first quarter of 1999 compared to $1.0 million in the first quarter of 1998. This variance reflects the impact of expanded apartment operations and an increase in the minority interest in the Operating Partnership. While funds from operations of the Operating Partnership increased by $480,000, or 20.2%, non-cash charges for depreciation and amortization expense increased by $743,000. In addition, the minority interest in the net income of the Operating Partnership increased to 20.9% for the first quarter of 1999 compared to 14.0% for the first quarter of 1998.

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

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT because, together with net income and cash flows, funds from operations and funds available for distribution provide investors with additional measures to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

o to be alternatives to net income as reliable measures of our operating performance, or
o     to be alternatives to cash flows as measures of liquidity.

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

      We calculated funds from operations as follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   1999            1998
                                              --------------- ---------------

Income before minority interest and
   extraordinary item                             $ 1,025         $ 1,274
Depreciation                                        1,732           1,003
Amortization of
   management intangible                              102             102
                                              --------------- ---------------
Funds from operations before
   minority interest in
   Operating Partnership                          $ 2,858          $2,378
                                              =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   1999            1998
                                              --------------- ---------------

Funds from operations before
   minority interest in
   Operating Partnership                          $ 2,858          $2,378
Amortization of loan costs                             42              28
Scheduled debt principal payments                    (131)           (129)
Recurring capital expenditures                       (169)           (113)
                                              --------------- ---------------
Funds available for distribution                  $ 2,600          $2,163
                                              =============== ===============


      Other information about our historical cash flows follows (all amounts in thousands):

                                                     Three months ended
                                                          March 31
                                                    1999            1998
                                               --------------- ---------------

Net cash provided by (used in):
   Operating activities                            $ 3,147         $ 2,260
   Investing activities                               (232)           (504)
   Financing activities                             (2,461)         (2,370)

Dividends and distributions paid to:
   Shareholders                                    $ 1,853         $ 1,821
   Minority unitholders in
      Operating Partnership                            469              99

Non-recurring capital expenditures                $    178       $      28

Weighted average common
   shares outstanding                                5,985           5,844
Weighted average Operating
   Partnership minority units
   outstanding                                       1,579             950


Capital Resources and Liquidity

Capital Resources

      During the first quarter of 1999, we issued 13,621 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan for cash proceeds totaling $153,000.

      Effective January 1, 1999, we acquired Chason Ridge Apartments, a 252-unit community located in Fayetteville, North Carolina. The total acquisition cost was approximately $12.5 million, including cash payments totaling approximately $1.8 million. We funded cash payments for the acquisition of Chason Ridge with draws from our line of credit totaling $1.75 million.

      In conjunction with the acquisition of Chason Ridge Apartments, we assumed a HUD-insured loan in the amount of $9.7 million, payable in monthly installments of $72,000 including principal and interest at 8.5%. In addition, the note provides for payment of mortgage insurance with a premium of 0.5% of the loan balance. A deed of trust on and assignment of rents of Chason Ridge Apartments secure the loan. The interest rate on this loan exceeds current market rates, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit for defeasance of above-market interest, which we will apply to reduce recorded interest expense monthly through 2004. We estimate the effective interest rate on this note to be approximately 7.3%.

      In February 1999, The Villages of Chapel Hill Limited Partnership reduced the outstanding principal balance of its note payable to us to $625,000. We applied the $1.9 million proceeds to reduce our variable-rate note payable to a bank to $625,000.

      At March 31, 1999, total long-term debt was $149.9 million, including $129.5 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $20.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.1% at March 31, 1999, compared to 7.2% at December 31, 1998, and 7.5% at March 31, 1998. A 1% increase in variable interest rates would increase our annual interest expense by approximately $207,000, while a 1% decrease in variable interest rates would decrease our annual interest expense by approximately $207,000.

Cash flows and liquidity

      Net cash flows from operating activities for the first quarter of 1999 were $3.1 million, compared to $2.3 million for the first quarter of 1998, reflecting our growth in apartment operations. Investing and financing activities focused primarily on apartment acquisitions and improvements, along with payments of dividends and distributions.

      We continue to produce sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on May 18, 1999, to shareholders of record on May 3, 1999.

      We capitalize our expenditures relating to acquiring new assets, materially enhancing the value of existing assets, or substantially extending the useful life of existing assets. All carpet and vinyl replacements are capitalized. Additions to owned apartment communities were funded from cash provided by operating activities.

      We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short- and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings or long-term debt. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

      We do not believe that inflation poses a material risk to the company. The leases at our apartment properties are short-term in nature. None are longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.


Year 2000 Issues

      The Year 2000 issue refers to the inability of certain computer systems to accurately store and use dates after 1999. If not corrected, this could result in failure of the information technology systems that we use in our business operations, such as computer programs related to property management, leasing, financial reporting and employee benefits. In addition, computerized systems and microprocessors are embedded in a variety of products used in our operations and properties, such as HVAC controls, thermostats, elevators, alarms, smoke detectors, sprinklers and phones.

      Our remediation plan has three phases:

o Assessment (inventory and testing of computer systems and inquiries regarding Year 2000 readiness of significant vendors and suppliers);
o     Renovation (repairing or replacing non-compliant systems); and
o     Validation (testing of repaired or replaced systems).

      The following chart shows our progress with respect to our remediation plan:

                                            Information Technology                  Other Systems
                                      ----------------------------------- -----------------------------------
Assessment Phase
   % complete                                               100%                                100%
   Completion date                              4th quarter 1998                    1st quarter 1999

Renovation Phase
   % complete                                               100%                      not applicable
   Completion date                              4th quarter 1998                      not applicable

Validation Phase
   % complete                                               100%                      not applicable
   Completion date                              4th quarter 1998                      not applicable

      With respect to our material third-party relationships, i.e., our utility providers, our significant vendors and suppliers and our restaurant tenant, we made written inquiries of their Year 2000 readiness. To date, none have indicated Year 2000 issues that could materially impact our operations.

      The cost of our remediation efforts to date and the estimated cost of our future remediation efforts are not material.

      Based on our assessment of the Year 2000 readiness of our significant vendors, suppliers and tenant, as well as the status of our remediation plan, we do not expect Year 2000 issues to have a material impact on the company. As a result, we have not created, and we do not expect to create, a contingency plan for Year 2000 failures. Nevertheless, this assessment, which is a forward-looking statement, depends on the accuracy of the information we have received from third parties with respect to their Year 2000 readiness.

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


Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 1998.



                           PART II - Other Information


Item 2.  Changes in Securities and Use of Proceeds

      During the first quarter of 1999, we adopted a shareholder rights plan and amended our bylaws to provide for staggered terms for the board of directors. We described these changes in a Form 8-K, dated March 17, 1999. We incorporate by reference that Form 8-K into this Form 10-Q and have included the Form 8-K as an exhibit to this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

      Exhibit 27        Financial data schedule (electronic filing)
      Exhibit 99 Current Report on Form 8-K, dated March 17, 1999 (incorporated herein by reference)

b) Reports on Form 8-K:

      Effective March 17, 1999, we filed a current report on Form 8-K to disclose the adoption of a shareholder rights plan and certain amendments to the company's bylaws.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BODDIE-NOELL PROPERTIES, INC.
                                     (Registrant)




May 11, 1999
                                     ------------------------------------------
                                     Philip S. Payne
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Duly authorized officer)



May 11, 1999
                                     ------------------------------------------
                                     Pamela B. Bruno
                                     Vice President, Controller and
                                     Chief Accounting Officer