Form 10-Q
period 1999-06-30
BODDIE NOELL PROPERTIES INC
filed 1999-08-09
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 30, 1999 (the latest practicable date).

Common Stock, $.01 par value                                 6, 006,950
(Class)                                                      (Number of shares)


                                                    Total number of pages:  21

                                TABLE OF CONTENTS


Item No.                                                          Page No.

                 PART I - Financial Information
   1             Financial Statements                                3
   2             Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                              10
   3             Quantitative and Qualitative Disclosures
                 About Market Risk                                  19

                 PART II - Other Information
   5             Other Information                                  19
   6             Exhibits and Reports on Form 8-K                   20

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            June 30          December 31
                                                                             1999               1998
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $202,093,066       $188,538,645
   Restaurant properties                                                     40,544,741         43,205,075
                                                                       ------------------ ------------------
                                                                            242,637,807        231,743,720
   Less accumulated depreciation                                            (22,435,195)       (19,552,177)
                                                                       ------------------ ------------------
                                                                            220,202,612        212,191,543
Cash and cash equivalents                                                       492,377            489,694
Other current assets                                                          2,825,942          1,769,934
Investment in and advances to Management Company                                709,810            659,715
Notes receivable                                                                625,000          2,536,812
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 2,130,588          2,333,688
   Deferred financing costs                                                   1,056,052          1,139,224
                                                                       ------------------ ------------------
         Total assets                                                      $228,042,381       $221,120,610
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $147,688,083       $134,423,621
Notes payable to affiliates                                                           -          6,100,000
Accounts payable and accrued expenses                                         2,097,066            964,537
Escrowed security deposits and deferred revenue                                 553,466            352,049
Consideration due for acquisitions                                            1,849,990          1,849,990
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              916,666                  -
                                                                       ------------------ ------------------
      Total liabilities                                                     153,105,271        143,690,197

Minority interest in Operating Partnership                                   20,108,913         20,681,152
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   6,006,950 at June 30, 1999, and
   5,977,930 at December 31, 1998                                                60,069             59,779
Additional paid-in capital                                                   72,441,726         72,117,636
Dividend distributions in excess of net income                              (17,673,598)       (15,428,154)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             54,828,197         56,749,261
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $228,042,381       $221,120,610
                                                                       ================== ==================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             1999             1998              1999             1998
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                     $7,243,015        $4,799,749      $14,359,439        $9,398,942
Restaurant rental income                     1,107,447         1,125,000        2,232,447         2,250,000
Interest and other income                      190,335           159,490          309,377           351,554
                                       ----------------- ---------------- ----------------- ----------------
                                             8,540,797         6,084,239       16,901,263        12,000,496
Expenses
Depreciation                                 1,731,849         1,018,113        3,463,633         2,021,031
Amortization of
   intangible assets                           143,136           129,414          286,272           258,828
Apartment operations                         2,649,151         1,591,247        4,958,121         3,040,027
Administrative                                 513,617           308,760          983,264           629,100
Interest                                     2,676,316         1,754,542        5,358,675         3,495,745
                                       ----------------- ---------------- ----------------- ----------------
                                             7,714,069         4,802,076       15,049,965         9,444,731
                                       ----------------- ---------------- ----------------- ----------------
Income before minority
   interest and
   extraordinary item                          826,728         1,282,163        1,851,298         2,555,765
Minority interest in
   Operating Partnership                       172,119           186,919          386,203           365,041
                                       ----------------- ---------------- ----------------- ----------------
Income before
   extraordinary item                          654,609         1,095,244        1,465,095         2,190,724
Extraordinary item - loss on
   early extinguishment of debt                      -                 -                -            51,335
                                       ----------------- ---------------- ----------------- ----------------
Net income                                  $  654,609        $1,095,244      $ 1,465,095        $2,139,389
                                       ================= ================ ================= ================

Per share data:
Basic earnings per share -
   Income before
      extraordinary item                        $0.10             $0.19            $0.24             $0.37
   Extraordinary item                               -                 -                -             (0.01)
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                   $0.10             $0.19            $0.24             $0.36
                                       ================= ================ ================= ================
Diluted earnings per share -
   Income before
      extraordinary item                        $0.10             $0.18            $0.24             $0.37
   Extraordinary item                               -                 -                -             (0.01)
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                   $0.10             $0.18            $0.24             $0.36
                                       ================= ================ ================= ================
Dividends declared                              $0.31             $0.31            $0.62             $0.62
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                               5,998,997         5,916,759        5,991,908         5,880,728
                                       ================= ================ ================= ================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1998           5,977,930    $59,779     $72,117,636    $(15,428,154)    $56,749,261
Common stock issued, DRIP                 13,621        136         152,931               -         153,067
Dividends paid ($0.31)                         -          -               -      (1,853,159)     (1,853,159)
Net income                                     -          -               -         810,486         810,486
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 1999              5,991,551     59,915      72,270,567     (16,470,827)     55,859,655
Common stock issued, DRIP                 15,399        154         171,159               -         171,313
Dividends paid ($0.31)                         -          -               -      (1,857,380)     (1,857,380)
Net income                                     -          -               -         654,609         654,609
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 1999               6,006,950    $60,069     $72,441,726    $(17,673,598)    $54,828,197
                                     ============ =========== =============== =============== ===============


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                1999             1998
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                     $1,465,095        $2,139,389
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - early
      extinguishment of debt                                                            -            51,335
   Minority interest in Operating Partnership                                     386,203           365,041
   Equity in income of Management Company                                         (50,095)          (78,870)
   Depreciation and amortization                                                3,666,571         2,279,859
   Changes in operating assets and liabilities:
      Other current assets                                                       (962,973)         (793,917)
      Accounts payable and accrued expenses                                     1,132,529           640,171
      Security deposits and deferred revenue                                      178,684           (18,997)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       5,816,014         4,584,011

Investing activities:
Acquisitions of apartment properties                                           (1,796,746)       (1,783,141)
Additions to apartment properties                                              (1,135,660)         (528,420)
Reduction (investment) in notes receivable                                      1,911,812          (491,951)
Sale of restaurant properties                                                   2,079,719                 -
                                                                          ----------------- ----------------
Net cash provided by (used in) investing
    activities                                                                  1,059,125        (2,803,512)

Financing activities:
Net proceeds from issue of common stock                                           324,380         2,843,933
Distributions to Operating Partnership
   minority unitholders                                                          (958,442)         (393,747)
Dividends paid to common shareholders                                          (3,710,539)       (3,644,541)
Proceeds from notes payable                                                     1,838,188         9,361,951
Principal payments on notes payable                                            (4,366,043)      (10,598,450)
Payment of deferred financing costs                                                     -           (85,340)
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (6,872,456)       (2,516,194)
                                                                          ----------------- ----------------

Net  increase (decrease) in
   cash and cash equivalents                                                        2,683          (735,695)
Cash and cash equivalents at
   beginning of period                                                            489,694         2,458,565
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                     $  492,377        $1,722,870
                                                                          ================= ================


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 1999
(Unaudited)

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

Note 3.  Property Acquisitions and Sales

Effective January 1, 1999, we acquired Chason Ridge Apartments for a total acquisition cost of approximately $12.5 million, including cash payments totaling approximately $1.8 million.

In June 1999, we sold three restaurant properties to the lessee (who is an affiliate) for their net carrying value of $2.1 million.

Note 4.  Notes payable

We funded cash payments for the acquisition of Chason Ridge with draws from our line of credit totaling $1.75 million. In May 1999, we retired a $6.1 million note payable to an affiliate with a $6.1 million draw from our line of credit. In June 1999, we applied $2.1 million proceeds from the sale of three restaurants to reduce our line of credit.

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

Note 5.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             1999             1998              1999             1998
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
For basic earnings per share -
   Income before
      extraordinary item                      $654,609        $1,095,244       $1,465,095        $2,190,724
  Extraordinary item                                 -                 -                -           (51,335)
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                 $654,609        $1,095,244       $1,465,095        $2,139,389
                                       ================= ================ ================= ================

For diluted earnings per share -
   Income before
      extraordinary item (1)                  $826,728        $1,282,163       $1,851,298        $2,555,765
  Extraordinary item (1)                             -                 -                -           (59,682)
                                       ----------------- ---------------- ----------------- ----------------
   Net income (1)                             $826,728        $1,282,163       $1,851,298        $2,496,083
                                       ================= ================ ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               5,998,997         5,916,759        5,991,908         5,880,728
Effect of dilutive securities:
   Contingent stock, acquisition                     -                 -                -             3,600
   Convertible Operating
      Partnership units                      1,579,027         1,013,009        1,579,027           981,695
   Stock options (2)                                 -            29,955              334            33,794
                                       ----------------- ---------------- ----------------- ----------------
                                             1,579,027         1,042,964        1,579,361         1,019,089
                                       ----------------- ---------------- ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,578,024         6,959,723        7,571,269         6,899,817
                                       ================= ================ ================= ================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
2) We have excluded 370,000 options granted in 1994 (exercise price $12.50), 1997 (exercise price $12.25), and June 1998 (exercise price $13.125) because they were antidilutive at June 30, 1999.

Note 5.  Subsequent events

On July 20, 1999, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on August 17, 1999, to shareholders of record on August 2, 1999.

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

Company Profile

      Boddie-Noell Properties, Inc. is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,440 units and have the right to acquire one additional apartment community containing 108 units. We also own 44 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities and one shopping center through an unconsolidated subsidiary. Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

      We are structured as an UPREIT, or umbrella partnership real estate investment trust. The company is the sole general partner and owns a controlling interest in Boddie-Noell Properties Limited Partnership, or the "Operating Partnership," through which we conduct all of our operations.

Overview

      This discussion analyzes our operations for the second quarter and first six months of 1999 compared to the second quarter and first six months of 1998. In reading this discussion, it may help if you keep certain factors in mind:

o Throughout the first five months of 1998, we owned and operated nine apartment communities containing 2,208 units.

o During the period June 1 through September 9, 1998, we acquired five apartment communities containing 980 units. We issued Operating Partnership units in conjunction with these acquisitions. You should read our annual report on Form 10-K for the year ended December 31, 1998, for a detailed discussion of these acquisitions and related financing transactions. Effective January 1, 1999, we acquired one additional apartment community containing 252 units in a cash purchase.

o Throughout the first six months of 1999, we owned and operated 15 apartment communities containing 3,440 units.

Results of Operations

Revenues

      Total revenue for the second quarter of 1999 was $8.5 million, a 40.4% increase over the second quarter of 1998. For the first six months of 1999, total revenue was $16.9 million, a 40.8% increase over the first six months of 1998. We have two principal sources of revenue: apartment rental income and restaurant rental income. The increase in total revenue was attributable to a significant increase in apartment rental income.

      Apartment rental income for the second quarter of 1999 was $7.2 million, a 50.9% increase over the second quarter of 1998. For the first six months of 1999, apartment rental income was $14.4 million, a 52.8% increase over the first six months of 1998. This increase was principally due to the acquisition of six apartment communities during 1998 and the first quarter of 1999.

      For the second quarter of 1999, overall average economic occupancy was 95.7%, with average monthly revenue per occupied unit of $733. For the first six months of 1999, overall average economic occupancy was 95.1%, with average monthly revenue per occupied unit of $731.

      Rental income for apartment communities we owned during the first six months of both 1999 and 1998 totaled $4.8 million for the second quarter of 1999, a 1.0% increase over the second quarter of 1998. For this "same-store" comparison, rental income totaled $9.5 million for the first six months of 1999, a 0.6% increase compared to the first six months of 1998.

      For the second quarter of 1999, "same-store" average economic occupancy increased by 0.9%, while average monthly revenue per occupied unit was unchanged, compared to the second quarter of 1998. For the first six months of 1999, "same-store" average economic occupancy increased by 0.9%, while average monthly revenue per occupied unit decreased by 0.3%, compared to the first six months of 1998.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 1999 follow:

                                           Three months ended June 30            Six months ended June 30
                                       ------------------------------------ ------------------------------------
                                                                 Average                             Average
                                                                 monthly                             monthly
                             Number                              revenue                              revenue
                               of        Average     Average       per        Average     Average       per
                           apartment    physical     economic    occupied    physical     economic    occupied
                             units      occupancy   occupancy      unit      occupancy   occupancy      unit
                           ----------- ------------ ----------- ----------- ------------ ----------- -----------
Abbington Place                   360        92.4%       93.9%        $769        93.1%       94.6%        $766
Allerton Place (1)                228        96.4%       97.3%         784        95.2%       95.7%         782
Chason Ridge (2)                  252        96.9%       97.3%         674        95.4%       95.2%         671
Harris Hill                       184        95.6%       96.7%         736        96.3%       96.8%         736
Latitudes                         448        97.4%       98.0%         687        96.9%       97.6%         679
Madison Hall (3)                  128        94.2%       93.8%         661        92.0%       92.1%         655
Oakbrook                          162        93.9%       94.3%         775        94.8%       95.3%         778
Oak Hollow (4)                    220        93.5%       94.8%         716        94.5%       95.2%         717
Paces Commons                     336        95.3%       96.6%         706        95.6%       96.5%         705
Paces Village                     198        92.5%       94.6%         661        91.2%       90.9%         662
Pepperstone                       108        97.0%       97.6%         681        97.3%       97.1%         680





Savannah Place                    172        92.8%       91.4%         777        94.0%       92.8%         778
Summerlyn Place (5)               140        93.5%       94.2%         822        92.2%       91.8%         823
Waterford Place                   240        94.5%       95.9%         856        93.7%       94.8%         850
Woods Edge (6)                    264        95.1%       95.7%         724        95.1%       95.5%         724

All apartments
   - 1999                       3,440        94.9%       95.7%         733        94.7%       95.1%         731

"Same-store" units (7)
   - 1999                       2,472        94.7%       95.6%         736        94.8%       95.4%         734
   - 1998                       2,472        94.2%       94.7%         736        94.2%       94.5%         736

(1) Acquired September 1998.
(2) Acquired January 1999.
(3) Acquired August 1998.
(4) Acquired July 1998.
(5) Acquired September 1998.
(6) Acquired June 1998.
(7) Includes 2,208 units owned throughout the first six months of 1998 and 264 units acquired June 1, 1998

      Despite strong competition and a large supply of new apartment construction in our markets, we have been able to maintain good occupancy at our apartment communities during the second quarter. This has not, however, been without considerable effort and cost. Record home purchases have resulted in a substantial amount of turnover at a number of our communities. We have countered this by implementing an aggressive marketing campaign and by insuring that our properties are in excellent physical condition. While we have been able to maintain occupancy and, in fact, increase it slightly, we have not been able to increase rents at the rate we would like. As a result, apartment income for the second quarter was slightly lower than expected.

      In June 1999, we sold three restaurants to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Under the terms of this clause, the lessee may close up to seven restaurants and buy them back for no less than net carrying value. Following the sale of these properties, the annual minimum rent will be approximately $4.3 million in 1999, and $4.2 million per year thereafter, compared to $4.5 million minimum rent in 1998. We applied the $2.1 million proceeds from the sale to reduce our line of credit. We expect the sale of these restaurants to reduce funds from operations for the balance of 1999 by approximately $80,000.

      Restaurant rental income for the second quarter and first six months of both 1999 and 1998 was the minimum rent. The actual restaurant rental income during the second quarter of 1999 declined by 1.6% compared to 1998, and by 0.8% for the first six months of 1999 compared to 1998, due to the sale of the three restaurant properties in June 1999. Restaurant rental income is the greater of the minimum rent or 9.875% of food sales. "Same store" sales at our restaurant properties decreased by 1.2% for the second quarter, and 2.0% for the first six months, compared to 1998 amounts.

Expenses

      Total expense for the second quarter of 1999 was $7.7 million, an increase of 60.6% over the second quarter of 1998. For the first six months of 1999, total expense was $15.0 million, an increase of 59.3% over the first six months of 1998. These increases are primarily attributable to the acquisition of six apartment communities during 1998 and the first quarter of 1999.

      Apartment operations expense for the second quarter was $2.6 million, an increase of 66.5% over the second quarter of 1998. For the first six months of 1999, apartment operations expense was $5.0 million, an increase of 63.1% over the first six months of 1998. Apartment operations expense represented 36.6% of related rental income for the second quarter of 1999 compared to 33.2% in the second quarter of 1998. For the first six months of 1999, apartment operations expense represented 34.5% of related rental income, compared to 32.3% for the first six months of 1998.

      Apartment operations expense for apartment communities we owned during the first six months of both 1999 and 1998 totaled $1.8 million for the second quarter of 1999, a 10.7% increase over the second quarter of 1998. For the first six months of 1999, apartment operations expense for these "same-store" units totaled $3.2 million, a 5.7% increase compared to the first six months of 1998. For this "same-store" comparison, apartment operations expense was 36.3% of related rental income for the second quarter and 34.0% for the first six months of 1999.

      Apartment operations expenses were generally in line with management's expectations. The increase in apartment operations as a percent of related income is, in part, attributable to the impact of shortfalls in rental income. In addition, increases in compensation costs at most apartment properties, higher expenses at recently acquired properties, and increases in property management expenses for travel and promotion further increased apartment operations expense as a percent of related income.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      The increases in depreciation and amortization expense are attributable to the addition of apartment communities.

      Administrative costs increased by 66.4% for the second quarter of 1999 and 56.3% for the first six months of 1999 compared to 1998. The increase in administrative costs is generally attributable to additional corporate level staff and overhead costs corresponding to the addition of six apartment communities. In addition, legal and professional fees expense totaled $188,000 through the first six months of 1999, compared to $75,000 through the first six months of 1998, reflecting the increased complexity and costs associated with administration of our UPREIT structure. We expect that administrative costs will continue to increase, but at a slower rate, as and when we acquire additional apartment communities.

      Interest expense was $2.7 million for the second quarter of 1999, an increase of 52.5% over the second quarter of 1998. For the first six months of 1999, interest expense totaled $5.4 million, an increase of 53.3% compared to the first six months of 1998. These increases are attributable to long-term debt issued in conjunction with apartment acquisitions. Weighted average interest rates were 7.2% in the second quarter and first six months of 1999 compared to 7.5% in the second quarter and first six months of 1998.

Net income

      Net income available to common shareholders was $655,000 for the second quarter of 1999, a decrease of 40.2% compared to the second quarter of 1998. For the first six months of 1999, net income available to common shareholders totaled $1.5 million, a decrease of 31.5% compared to the first six months of 1998. This variance is primarily attributable to increased non-cash charges for depreciation and amortization and increases in the minority interest in the Operating Partnership. Funds from operations of the Operating Partnership increased by 10.8% for the second quarter and 15.4% for the first six months of 1999 compared to 1998 amounts.

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

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT. We believe that, together with net income and cash flows, funds from operations and funds available for distribution provide investors with additional measures to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

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

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Income before minority interest and
   extraordinary item                             $  827          $1,282          $1,851          $2,556
Depreciation                                       1,732           1,018           3,464           2,021
Amortization of
   management intangible                             102             102             203             203
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,660          $2,402          $5,518          $4,780
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,660          $2,402          $5,518          $4,780
Amortization of loan costs                            42              28              83              56
Scheduled debt principal payments                   (135)           (112)           (266)           (241)
Recurring capital expenditures                      (352)           (198)           (520)           (312)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,215          $2,119          $4,815          $4,282
                                             =============== =============== =============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,660          $2,402          $5,518          $4,780
Minority interest in
   funds from operations                            (554)           (350)         (1,151)           (683)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders               $2,106          $2,051          $4,367          $4,097
                                             =============== =============== =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                          $ 2,669         $ 2,324         $ 5,816         $ 4,584
   Investing activities                            1,291          (2,300)          1,059          (2,804)
   Financing activities                           (4,411)           (146)         (6,872)         (2,516)

Dividends and distributions paid to:
   Shareholders                                  $ 1,857         $ 1,824         $ 3,711         $ 3,645
   Minority unitholders in
      Operating Partnership                          489             295             958             394

Non-recurring capital expenditures               $   437         $   192         $   616         $   220

Weighted average common
   shares outstanding                              5,999           5,917           5,992           5,881
Weighted average Operating
   Partnership minority units
   outstanding                                     1,579           1,013           1,579             982


Capital Resources and Liquidity

Capital Resources

      Effective January 1, 1999, we acquired Chason Ridge Apartments, a 252-unit community located in Fayetteville, North Carolina. The total acquisition cost was approximately $12.5 million, including cash payments totaling approximately $1.8 million. We funded cash payments for the acquisition of Chason Ridge with draws from our line of credit totaling $1.75 million.

      In conjunction with the acquisition of Chason Ridge Apartments, we assumed a HUD-insured loan in the amount of $9.7 million, payable in monthly installments of $72,000 including principal and interest at 8.5%. In addition, the note provides for payment of mortgage insurance with a premium of 0.5% of the loan balance. A deed of trust on and assignment of rents of Chason Ridge Apartments secure the loan. The interest rate on this loan exceeds current market rates, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit to offset the cost of the above-market interest rate, which we will apply to reduce recorded interest expense monthly through 2004. We estimate the effective interest rate on this note to be approximately 7.3%.

      In February 1999, The Villages of Chapel Hill Limited Partnership reduced the outstanding principal balance of its note payable to us to $625,000. We applied the $1.9 million proceeds to reduce our variable-rate note payable to a bank to $625,000.

      In May 1999, we retired a $6.1 million note payable to an affiliate with a $6.1 million draw from our line of credit. In June 1999, we applied $2.1 million proceeds from the sale of three restaurants to reduce our line of credit.

      At June 30, 1999, total long-term debt was $147.7 million, including $129.4 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $18.3 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.2% at June 30, 1999, compared to 7.2% at December 31, 1998, and 7.5% at June 30, 1998. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $186,000.

      A note payable secured by a deed of trust on Latitudes Apartments matures in January 2000. The balance of this note at June 30, 1999, was $12.6 million, with interest at 8.45%. The note may be prepaid in the fourth quarter of 1998 without penalty. We are currently evaluating refinancing alternatives.

Cash flows and liquidity

      Net cash flows from operating activities for the second quarter of 1999 were $2.7 million, compared to $2.3 million for the second quarter of 1998. Net cash flows from operating activities were $5.8 million through the first six months of 1999, compared to $4.6 million through the first six months of 1998. These increases reflect our growth in apartment operations. Investing and financing activities focused primarily on apartment acquisitions and improvements, along with payments of dividends and distributions.

      We continue to produce sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on August 17, 1999, to shareholders of record on August 2, 1999.

      We capitalize our expenditures relating to acquiring new assets, materially enhancing the value of existing assets, or substantially extending the useful life of existing assets. All carpet and vinyl replacements are capitalized. Additions to owned apartment communities were funded from cash provided by operating activities and proceeds of common stock issued through our Dividend Reinvestment and Stock Purchase Plan.

      We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short term and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings or long-term debt. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

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

      The following chart shows our progress with respect to our remediation plan:

                             Information Technology            Other Systems
                          -------------------------------- ---------------------

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


Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended by Statement No. 137, must be adopted in years beginning after June 15, 2000. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 1998.



                           PART II - Other Information


Item 5.  Other Information

Election of directors:

      We held our Annual Meeting of Shareholders on May 20, 1999. At that meeting our shareholders elected the following directors:

Directors for 3-year terms until the 2002 annual meeting:
   B. Mayo Boddie
   D. Scott Wilkerson
   Paul G. Chrysson

Directors for 2-year terms until the 2001 annual meeting:
   Philip S. Payne
   Stephen R. Blank

Directors for 1-year terms until the 2000 annual meeting:
   William H. Stanley
   W. Michael Gilley

Re-election of officers

      The Company has announced the re-election of the following officers:

D. Scott Wilkerson           President and Chief Executive Officer
Philip S. Payne              Executive Vice President, Treasurer, Chief
                             Financial Officer, and Assistant Secretary
Douglas E. Anderson          Vice President, Secretary
Pamela B. Bruno              Vice President, Controller, Chief Accounting
                             Officer, and Assistant Secretary


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

      Exhibit 27        Financial data schedule (electronic filing)

b) Reports on Form 8-K:

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BODDIE-NOELL PROPERTIES, INC.
                                  (Registrant)




August 9, 1999
                                  /s/ Philip S. Payne
                                  Philip S. Payne
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Duly authorized officer)



August 9, 1999
                                  /s/ Pamela B. Bruno
                                  Pamela B. Bruno
                                  Vice President, Controller and
                                  Chief Accounting Officer