Form 10-Q
period 1999-09-30
BODDIE NOELL PROPERTIES INC
filed 1999-11-12
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 1999 (the latest practicable date).

Common Stock, $.01 par value                                 5,951,250
(Class)                                                      (Number of shares)


                                                Total number of pages:  21

                                TABLE OF CONTENTS


  Item No.                                                              Page No.

              PART I - Financial Information
     1        Financial Statements                                          3
     2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10
     3        Quantitative and Qualitative Disclosures
              About Market Risk                                            19

              PART II - Other Information
     6        Exhibits and Reports on Form 8-K                             20

                         PART I - Financial Information

Item 1. Financial Statements.

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             1999               1998
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $202,755,441       $188,538,645
   Restaurant properties                                                     40,544,741         43,205,075
                                                                       ------------------ ------------------
                                                                            243,300,182        231,743,720
   Less accumulated depreciation                                            (24,151,777)       (19,552,177)
                                                                       ------------------ ------------------
                                                                            219,148,405        212,191,543
Cash and cash equivalents                                                     1,243,113            489,694
Other current assets                                                          3,051,808          1,769,934
Investment in and advances to Management Company                                458,647            659,715
Notes receivable                                                                625,000          2,536,812
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 2,029,038          2,333,688
   Deferred financing costs                                                   1,014,466          1,139,224
                                                                       ------------------ ------------------
         Total assets                                                      $227,570,477       $221,120,610
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $148,549,444       $134,423,621
Notes payable to affiliates                                                           -          6,100,000
Accounts payable and accrued expenses                                         2,359,050            964,537
Escrowed security deposits and deferred revenue                                 497,868            352,049
Consideration due for acquisitions                                            1,300,000          1,849,990
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              875,000                  -
                                                                       ------------------ ------------------
      Total liabilities                                                     153,581,362        143,690,197

Minority interest in Operating Partnership                                   20,348,761         20,681,152
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   6,006,950 at September 30, 1999, and
   5,977,930 at December 31, 1998                                                60,069             59,779
Additional paid-in capital                                                   72,441,726         72,117,636
Dividend distributions in excess of net income                              (18,861,441)       (15,428,154)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             53,640,354         56,749,261
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $227,570,477       $221,120,610
                                                                       ================== ==================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             1999             1998              1999             1998
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                     $7,097,103        $5,888,138      $21,456,542       $15,287,080
Restaurant rental income                     1,053,192         1,125,000        3,285,639         3,375,000
Interest and other income                      137,265           120,360          446,642           471,914
                                       ----------------- ---------------- ----------------- ----------------
                                             8,287,560         7,133,498       25,188,823        19,133,994
Expenses
Depreciation                                 1,717,891         1,727,695        5,181,524         3,748,726
Amortization of
   intangible assets                           143,136           132,890          429,408           391,718
Apartment operations                         2,473,921         1,875,927        7,432,042         4,915,954
Administrative                                 442,711           389,828        1,425,975         1,018,928
Interest                                     2,656,118         2,168,860        8,014,793         5,664,605
                                       ----------------- ---------------- ----------------- ----------------
                                             7,433,777         6,295,200       22,483,742        15,739,931
                                       ----------------- ---------------- ----------------- ----------------
Income before minority
   interest and
   extraordinary item                          853,783           838,298        2,705,081         3,394,063
Minority interest in
   Operating Partnership                       179,357           158,623          565,560           523,664
                                       ----------------- ---------------- ----------------- ----------------
Income before
   extraordinary item                          674,426           679,675        2,139,521         2,870,399
Extraordinary item - loss on
   early extinguishment of debt                      -                 -                -            51,335
                                       ----------------- ---------------- ----------------- ----------------
Net income                                  $  674,426        $  679,675      $ 2,139,521       $ 2,819,064
                                       ================= ================ ================= ================

Per share data:
Basic earnings per share -
   Income before
      extraordinary item                        $0.12             $0.11            $0.36             $0.49
   Extraordinary item                               -                 -                -             (0.01)
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                   $0.12             $0.11            $0.36             $0.48
                                       ================= ================ ================= ================
Diluted earnings per share -
   Income before
      extraordinary item                        $0.12             $0.11            $0.36             $0.49
   Extraordinary item                               -                 -                -             (0.01)
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                   $0.12             $0.11            $0.36             $0.48
                                       ================= ================ ================= ================
Dividends declared                              $0.31             $0.31            $0.93             $0.93
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                               6,006,950         5,960,615        5,996,977         5,907,650
                                       ================= ================ ================= ================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1998           5,977,930    $59,779     $72,117,636    $(15,428,154)    $56,749,261
Common stock issued, DRIP                 13,621        136         152,931               -         153,067
Dividends paid ($0.31)                         -          -               -      (1,853,159)     (1,853,159)
Net income                                     -          -               -         810,486         810,486
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 1999              5,991,551     59,915      72,270,567     (16,470,827)     55,859,655
Common stock issued, DRIP                 15,399        154         171,159               -         171,313
Dividends paid ($0.31)                         -          -               -      (1,857,380)     (1,857,380)
Net income                                     -          -               -         654,609         654,609
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 1999               6,006,950     60,069      72,441,726     (17,673,598)     54,828,197
Dividends paid ($0.31)                         -          -               -      (1,862,269)     (1,862,269)
Net income                                     -          -               -         674,426         674,426
                                     ------------ ----------- --------------- --------------- ---------------
Balance at September 30, 1999          6,006,950    $60,069     $72,441,726    $(18,861,441)    $53,640,354
                                     ============ =========== =============== =============== ===============


BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                1999             1998
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                     $2,139,521        $2,819,064
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - early
      extinguishment of debt                                                            -            51,335
   Minority interest in Operating Partnership                                     565,560           523,664
   Equity in income of Management Company                                        (128,932)          (34,990)
   Depreciation and amortization                                                5,485,940         4,140,444
   Changes in operating assets and liabilities:
      Other current assets                                                     (1,217,943)       (1,078,798)
      Accounts payable and accrued expenses                                     1,394,513           656,341
      Security deposits and deferred revenue                                      152,182            (1,062)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       8,390,841         7,075,998

Investing activities:
Acquisitions of apartment properties                                           (1,796,746)      (41,051,647)
Additions to apartment properties                                              (1,799,344)         (955,044)
Sale of restaurant properties                                                   2,079,719                 -
Repayment from (advances to)
   Management Company                                                             330,000          (330,000)
Reduction (investment) in notes receivable                                      1,911,812          (361,951)
                                                                          ----------------- ----------------
Net cash provided by (used in)
   investing activities                                                           725,441       (42,698,642)

Financing activities:
Net proceeds from issue of common stock                                           324,380         2,972,667
Distributions to Operating Partnership
   minority unitholders                                                        (1,447,941)         (707,292)
Dividends paid to common shareholders                                          (5,572,808)       (5,490,880)
Proceeds from notes payable                                                     2,838,188        48,606,951
Principal payments on notes payable                                            (4,504,682)      (10,712,863)
Payment of deferred financing costs                                                     -          (409,325)
                                                                          ----------------- ----------------
Net cash (used in) provided by
   financing activities                                                        (8,362,863)       34,259,258
                                                                          ----------------- ----------------

Net  increase (decrease) in
   cash and cash equivalents                                                      753,419        (1,363,386)
Cash and cash equivalents at
   beginning of period                                                            489,694         2,458,565
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                     $1,243,113        $1,095,179
                                                                          ================= ================

BODDIE-NOELL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 1999
(Unaudited)

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

In conjunction with the acquisition of Chason Ridge Apartments in January 1999, we assumed a HUD-insured loan in the amount of $9.7 million, payable in monthly installments of $72,000 including principal and interest at 8.5%. In addition, the note provides for payment of mortgage insurance with a premium of 0.5% of the loan balance. A deed of trust on and assignment of rents of Chason Ridge Apartments secure the loan. The interest rate on this loan exceeded current market rates at that time, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit for defeasance of above-market interest, which we will apply to reduce recorded interest expense monthly through 2004.

In February 1999, The Villages of Chapel Hill Limited Partnership reduced the outstanding principal balance of its note payable to us to $625,000. We applied the $1.9 million proceeds to reduce our variable-rate note payable to a bank to $625,000.

Note 5.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             1999             1998              1999             1998
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
For basic earnings per share -
   Income before
      extraordinary item                      $674,426          $679,675       $2,139,521        $2,870,399
  Extraordinary item                                 -                 -                -           (51,335)
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                 $674,426          $679,675       $2,139,521        $2,819,064
                                       ================= ================ ================= ================

For diluted earnings per share -
   Income before
      extraordinary item (1)                  $853,783          $838,298       $2,705,081        $3,394,063
  Extraordinary item (1)                             -                 -                -           (59,682)
                                       ----------------- ---------------- ----------------- ----------------
   Net income (1)                             $853,783          $838,298       $2,705,081        $3,334,381
                                       ================= ================ ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               6,006,950         5,960,615        5,996,977         5,907,650
Effect of dilutive securities:
   Contingent stock, acquisition                     -                 -                -             2,387
   Convertible Operating
      Partnership units                      1,594,969         1,288,598        1,584,399         1,085,120
   Stock options (2)                                 -             9,012                -            26,120
                                       ----------------- ---------------- ----------------- ----------------
                                             1,594,969         1,297,610        1,584,399         1,113,627
                                       ----------------- ---------------- ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,601,919         7,258,225        7,581,376         7,021,227
                                       ================= ================ ================= ================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated. (2) We excluded 430,000 options granted in 1994 (exercise price $12.50), 1997 (exercise price $12.25), and 1998 (exercise price $13.125 and $11.25) from the 1999 calculations because they were antidilutive at September 30, 1999. We also excluded 120,000 options granted in 1998 (exercise price $13.125) from the 1998 calculations because they were antidilutive at September 30, 1998.

Note 6.  Subsequent events

During October 1999 we repurchased and retired 55,700 shares of our common stock at a total cost of $538,466.

On October 20, 1999, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on November 16, 1999, to shareholders of record on November 1, 1999.

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

Overview

      This discussion analyzes our operations for the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998. In reading this discussion, it may help if you keep certain factors in mind:

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

o Throughout the first nine months of 1999, we owned and operated 15 apartment communities containing 3,440 units.

Results of Operations

Revenues

      Total revenue for the third quarter of 1999 was $8.3 million, a 16.2% increase over the third quarter of 1998. For the first nine months of 1999, total revenue was $25.2 million, a 31.6% increase over the first nine months of 1998. The increase in total revenue is attributable to a significant increase in apartment rental income. We have two principal sources of revenue: apartment rental income and restaurant rental income.

      Apartment rental income for the third quarter of 1999 was $7.1 million, a 20.5% increase over the third quarter of 1998. For the first nine months of 1999, apartment rental income was $21.5 million, a 40.4% increase over the first nine months of 1998. This increase is principally due to the acquisition of six apartment communities during 1998 and the first quarter of 1999.

      For the third quarter of 1999, overall average economic occupancy was 94.7%, with average monthly revenue per occupied unit of $726. For the first nine months of 1999, overall average economic occupancy was 95.0%, with average monthly revenue per occupied unit of $730.

      Rental income for the nine apartment communities we owned throughout the first nine months of both 1999 and 1998 (apartment communities owned as of January 1, 1998) totaled $4.6 million for the third quarter of 1999, a 1.4% decrease compared to the third quarter of 1998. For this "same-unit" comparison, rental income totaled $13.9 million for the first nine months of 1999, a 0.1% decrease compared to the first nine months of 1998.

      For the third quarter of 1999, same-unit average economic occupancy decreased 0.2%, while average monthly revenue per occupied unit decreased by 1.1%, compared to the third quarter of 1998. For the first nine months of 1999, same-unit average economic occupancy increased 0.6%, while average monthly revenue per occupied unit decreased by 0.5%, compared to the first nine months of 1998.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 1999 follow:

                                         Three months ended September 30      Nine months ended September 30
                                       ------------------------------------ ------------------------------------
                                                                 Average                             Average
                                                                 monthly                             monthly
                             Number                              revenue                              revenue
                               of        Average     Average       per        Average     Average       per
                           apartment    physical     economic    occupied    physical     economic    occupied
                             units      occupancy   occupancy      unit      occupancy   occupancy      unit
                           ----------- ------------ ----------- ----------- ------------ ----------- -----------
Abbington Place                   360        89.3%       89.9%        $734        91.8%       93.0%        $755
Allerton Place (1)                228        94.8%       94.0%         782        95.1%       95.2%         782
Chason Ridge (2)                  252        95.7%       95.5%         653        95.5%       95.3%         665
Harris Hill                       184        96.4%       97.5%         732        96.3%       97.0%         735
Latitudes                         448        97.9%       98.1%         688        97.2%       97.8%         682
Madison Hall (3)                  128        94.9%       93.6%         632        93.0%       92.6%         647
Oakbrook                          162        95.7%       95.2%         783        95.1%       95.3%         780
Oak Hollow (4)                    220        96.6%       96.5%         726        95.2%       95.6%         720
Paces Commons                     336        93.9%       95.4%         714        95.1%       96.1%         708
Paces Village                     198        97.3%       95.8%         650        93.2%       92.5%         658
Pepperstone                       108        94.7%       95.5%         690        96.5%       96.6%         683




                                         Three months ended September 30      Nine months ended September 30
                                       ------------------------------------ ------------------------------------
                                                                 Average                             Average
                                                                 monthly                             monthly
                             Number                              revenue                              revenue
                               of        Average     Average       per        Average     Average       per
                           apartment    physical     economic    occupied    physical     economic    occupied
                             units      occupancy   occupancy      unit      occupancy   occupancy      unit
                           ----------- ------------ ----------- ----------- ------------ ----------- -----------
Savannah Place                    172        92.9%       93.7%         764        93.6%       93.1%         774
Summerlyn Place (5)               140        92.1%       92.2%         789        92.2%       91.9%         811
Waterford Place                   240        95.1%       95.7%         845        94.2%       95.1%         848
Woods Edge (6)                    264        91.8%       91.5%         734        94.0%       94.2%         727

All apartments
   - 1999                       3,440        94.6%       94.7%         726        94.7%       95.0%         730

Same units (7)
   - 1999                       2,208        94.7%       95.1%         730        94.8%       95.3%         733
   - 1998                       2,208        95.4%       95.3%         738        94.6%       94.7%         737

(1) Acquired September 1998.
(2) Acquired January 1999.
(3) Acquired August 1998.
(4) Acquired July 1998.
(5) Acquired September 1998.
(6) Acquired June 1998.
(7) Includes nine apartment communities owned as of January 1, 1998

      During the third quarter of 1999 we continued to experience some weakness in the majority of our apartment markets. This weakness appears to be the result of new apartment construction and robust home sales. While we have been able to maintain high occupancy levels, we have not been able to achieve the rental rates we would like. As a result, apartment rental income was lower for the third quarter than expected.

      We have begun to see what we believe are signs of improving market conditions, most notably in Greensboro, but we do not expect any significant improvement in our apartment markets for the remainder of the year. In light of this, we will continue to emphasize occupancy as a means of maximizing cash flow from our properties. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We have excellent properties in good locations, and we believe we are well positioned to compete effectively in our markets.

      In June 1999, we sold three restaurants to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Under the terms of this clause, the lessee may close up to seven restaurants and buy them back for no less than net carrying value. Following the sale of these properties, the annual minimum rent on the remaining 44 restaurants will be approximately $4.3 million in 1999, and $4.2 million per year thereafter, compared to $4.5 million minimum rent on 47 restaurants in 1998. We applied the $2.1 million proceeds from the sale to reduce our line of credit. We expect the sale of these restaurants to reduce funds from operations for 1999 by approximately $80,000.

      Restaurant rental income for the third quarter and first nine months of both 1999 and 1998 was the minimum rent. The actual restaurant rental income for the third quarter of 1999 declined by 6.4% compared to 1998, and by 2.6% for the first nine months of 1999 compared to 1998, due to the sale of the three restaurant properties in June 1999. Restaurant rental income is the greater of the minimum rent or 9.875% of food sales. Sales at the 44 restaurant properties that we owned throughout the first nine months of both 1999 and 1998 declined by 3.6% for the third quarter, and 2.6% for the first nine months, compared to 1998 amounts.

Expenses

      Total expense for the third quarter of 1999 was $7.4 million, an increase of 18.1% over the third quarter of 1998. For the first nine months of 1999, total expense was $22.5 million, an increase of 42.8% over the first nine months of 1998. These increases are primarily attributable to the acquisition of six apartment communities during 1998 and the first quarter of 1999.

      Apartment operations expense for the third quarter was $2.5 million, an increase of 31.9% over the third quarter of 1998. For the first nine months of 1999, apartment operations expense was $7.4 million, an increase of 51.2% over the first nine months of 1998. Apartment operations expense represented 34.9% of related rental income for the third quarter of 1999 compared to 31.9% in the third quarter of 1998. For the first nine months of 1999, apartment operations expense represented 34.6% of related rental income, compared to 32.2% for the first nine months of 1998.

      Apartment operations expense for the nine apartment communities we owned throughout the first nine months of both 1999 and 1998 (apartment communities owned as of January 1, 1998) totaled $1.6 million for the third quarter of 1999, a 1.8% increase compared to the third quarter of 1998. For this same-unit comparison, apartment operations expense totaled $4.7 million for the first nine months of 1999, a 2.5% increase compared to the first nine months of 1998. For these nine same-unit communities, apartment operations expense represented 34.4% of related rental income for the third quarter of 1999 compared to 33.4% in the third quarter of 1998. For the first nine months of 1999, same-unit apartment operations expense represented 34.0% of related rental income compared to 33.1% for the first nine months of 1998.

      Apartment operations expenses were generally in line with management's expectations. The increase in apartment operations expense as a percent of related income is primarily attributable to shortfalls in rental income. Increases in non-executive compensation, taxes and insurance further increased apartment operations expense as a percent of related income.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      The increases in depreciation and amortization expense are attributable to the addition of apartment communities.

      Administrative costs increased by 13.6% for the third quarter of 1999 and 39.9% for the first nine months of 1999 compared to 1998. The increase in administrative costs is generally attributable to additional corporate level staff and overhead costs corresponding to the addition of six apartment communities. In addition, legal and professional fees expense totaled $235,000 through the first nine months of 1999, compared to $146,000 through the first nine months of 1998, reflecting the increased complexity and costs associated with administration of our

UPREIT structure. We expect that administrative costs will continue to increase, but at a slower rate, as and when we acquire additional apartment communities.

      Interest expense was $2.7 million for the third quarter of 1999, an increase of 22.5% over the third quarter of 1998. For the first nine months of 1999, interest expense totaled $8.0 million, an increase of 41.5% compared to the first nine months of 1998. These increases are attributable to long-term debt issued in conjunction with apartment acquisitions. Weighted average interest rates were 7.2% in the third quarter and first nine months of 1999 compared to 7.5% in the third quarter and first nine months of 1998.

Net income

      Net income available to common shareholders was $674,000 for the third quarter of 1999, a decrease of 0.8% compared to the third quarter of 1998. For the first nine months of 1999, net income available to common shareholders totaled $2.1 million, a decrease of 24.1% compared to the first nine months of 1998. These variances are primarily attributable to the effect of non-cash charges for depreciation and increases in minority interest in the Operating Partnership.

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

      We calculate funds available for distribution as funds from operations plus non-cash expense for amortization of loan costs, less recurring capital expenditures.

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

      Funds from operations of the Operating Partnership increased by 0.2% for the third quarter and 10.0% for the first nine months of 1999 compared to 1998 amounts.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Income before minority interest and
   extraordinary item                             $  854          $  838          $2,705          $3,394
Depreciation                                       1,718           1,728           5,182           3,749
Amortization of
   management intangible                             102             102             305             305
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,673          $2,668          $8,191          $7,447
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,673          $2,668          $8,191          $7,447
Amortization of loan costs                            42              31             125              87
Recurring capital expenditures                      (339)           (258)           (859)           (569)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,376          $2,441          $7,457          $6,965
                                             =============== =============== =============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,673          $2,668          $8,191          $7,447
Minority interest in
   funds from operations                            (561)           (468)         (1,713)         (1,151)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders               $2,112          $2,200          $6,479          $6,296
                                             =============== =============== =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  1999            1998            1999            1998
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                          $ 2,575        $  2,492        $  8,391        $  7,076
   Investing activities                             (334)        (39,895)            725         (42,699)
   Financing activities                           (1,490)         36,775          (8,363)         34,259

Dividends and distributions paid to:
   Shareholders                                  $ 1,862        $  1,846        $  5,573        $  5,491
   Minority unitholders in
      Operating Partnership                          489             314           1,448             707

Scheduled debt principal payments                $   139        $    123        $    405        $    365
Non-recurring capital expenditures                   326             169             942             389

Weighted average common
   shares outstanding                              6,007           5,961           5,997           5,908
Weighted average Operating
   Partnership minority units
   outstanding                                     1,595           1,284           1,584           1,084

      Effective with this Quarterly Report on Form 10-Q, we have revised our calculation of funds available for distribution to conform to the prevalent industry practice. We will no longer deduct scheduled debt principal payments from funds from operations in calculating funds available for distribution. Restated amounts for funds available for distribution follow:

                                                        Amounts           Scheduled            Amounts
                                                          as                 Debt                as
                                                      Previously          Principal           Currently
                                                       Reported            Payments           Reported
                                                   ------------------ ------------------- ------------------
Three months ended June 30, 1999                           $2,215                $135             $2,350
Three months ended March 31, 1999                           2,600                 131              2,731
Three months ended September 30, 1998                       2,318                 123              2,441
Three months ended June 30, 1998                            2,119                 112              2,231
Three months ended March 31, 1998                           2,163                 129              2,292


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

      In conjunction with the acquisition of Chason Ridge Apartments, we assumed a HUD-insured loan in the amount of $9.7 million, payable in monthly installments of $72,000 including principal and interest at 8.5%. In addition, the note provides for payment of mortgage insurance with a premium of 0.5% of the loan balance. A deed of trust on and assignment of rents of Chason Ridge Apartments secure the loan. When we acquired Chason Ridge, the interest rate on this loan exceeded current market rates, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit to offset the cost of the above-market interest rate, which we will apply to reduce recorded interest expense monthly through 2004. We estimate the effective interest rate on this note to be approximately 7.3%.

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

      At September 30, 1999, total long-term debt was $148.5 million, including $129.2 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $19.3 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.2% at September 30, 1999, compared to 7.2% at December 31, 1998, and September 30, 1998. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $196,000.

      A note payable secured by a deed of trust on Latitudes Apartments matures in January 2000. The balance of this note at September 30, 1999, was $12.6 million, with interest at 8.45%. The note may be prepaid in the fourth quarter of 1999 without penalty. We have a commitment to refinance this loan with an $18.0 million line of credit, with interest at LIBOR plus 2.0% and principal repayment due in five years. We expect to close on this refinancing before the end of December 1999.

      In December 1998, we established a share buy-back program that authorized the repurchase and retirement of up to 300,000 shares of our common stock. During October 1999, we repurchased and retired approximately 56,000 shares of our common stock at a cost of approximately $538,000.

Cash flows and liquidity

      Net cash flows from operating activities for the third quarter of 1999 were $2.6 million, compared to $2.5 million for the third quarter of 1998. Net cash flows from operating activities were $8.4 million through the first nine months of 1999, compared to $7.1 million through the first nine months of 1998. These increases reflect our growth in apartment operations. Investing and financing activities focused primarily on apartment acquisitions and improvements, along with payments of dividends and distributions.

      We continue to produce sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on November 16, 1999, to shareholders of record on November 1, 1999.

      We capitalize our expenditures relating to acquiring new assets, materially enhancing the value of existing assets, or substantially extending the useful life of existing assets. All carpet and vinyl replacements are capitalized. Additions to owned apartment communities are generally funded from cash provided by operating activities. During the third quarter of 1999, we drew $1.0 million from our line of credit to fund capital improvements projects. These were primarily improvements that we planned as part of the acquisition of six apartment communities during 1998 and early 1999.

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

      The following chart shows our progress with respect to our remediation plan:

                             Information Technology           Other Systems
                           --------------------------- -------------------------
Assessment Phase
   % complete                                 100%                         100%
   Completion date                4th quarter 1998             1st quarter 1999

                             Information Technology           Other Systems
                           --------------------------- -------------------------

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

                                    BODDIE-NOELL PROPERTIES, INC.
                                    (Registrant)




November 10, 1999                   /s/ Philip S. Payne
                                    ---------------------------------------
                                    Philip S. Payne
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer)



November 10, 1999                   /s/ Pamela B. Bruno
                                    ---------------------------------------
                                    Pamela B. Bruno
                                    Vice President, Controller and
                                    Chief Accounting Officer