Form 10-K
period 1999-12-31
BODDIE NOELL PROPERTIES INC
filed 2000-03-28
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

        Common Stock,                          American Stock Exchange
   par value $.01 per share



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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 2000, was approximately $49,800,000.
         The number of shares of Registrant's Common Stock outstanding on March 20, 2000, was 5,706,950.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the 2000 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.


                                                  Index to exhibits at page 48

                          BODDIE-NOELL PROPERTIES, INC.
                                TABLE OF CONTENTS

   Item No.             FINANCIAL INFORMATION                                                 Page No.
                        PART I
          1             Business                                                                    3
          2             Properties                                                                  6
          3             Legal Proceedings                                                          10
          4             Submission of Matters to a Vote of Security Holders                        10
          X             Executive Officers of the Registrant                                       10

                        PART II
          5             Market for Registrant's Common Equity and Related Stockholder              11
                        Matters
          6             Selected Financial Data                                                    12
          7             Management's Discussion and Analysis of Financial Condition                15
                        and Results of Operations
          7A            Quantitative and Qualitative Disclosures About Market Risk                 24
          8             Financial Statements and Supplementary Data                                24
          9             Changes in and Disagreements With Accountants on Accounting                24
                        and Financial Disclosure

                        PART III
         10             Directors and Executive Officers of the Registrant                         24
         11             Executive Compensation                                                     25
         12             Security Ownership of Certain Beneficial Owners and Management             25
         13             Certain Relationships and Related Transactions                             25

                        PART IV
         14             Exhibits, Financial Statement Schedules, and Reports on Form               25
                        8-K


                                     PART I


ITEM 1.  BUSINESS

Company Profile

         Boddie-Noell Properties, Inc. is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,440 units, and have the right to acquire one additional apartment community containing 108 units. We also own 44 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities through BNP Management, Inc., an unconsolidated subsidiary. We refer to BNP Management, Inc. as the Management Company.

         Boddie-Noell Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in Boddie-Noell Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as "minority unitholders" or "minority interest."

         As of March 20, 2000, we have 5,706,950 shares of common stock and 1,712,658 Operating Partnership minority units outstanding. We have 1,605 shareholders of record. We estimate that there are approximately 8,000 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP."

         Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, and our telephone number is 704/944-0100.

History and Development of Boddie-Noell Properties, Inc.

         The company was originally incorporated in the state of Delaware in 1987. Beginning in 1987, we elected to be taxed as a REIT under the Internal Revenue Code. As such, we generally are not, and will not be, subject to federal or state income taxes on net income. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 95% of our REIT taxable income as dividends.

         In 1987, we purchased 47 existing restaurant properties located in North Carolina and Virginia for an aggregate purchase price of $43.2 million. From 1987 through 1992, our assets primarily consisted of these 47 restaurant properties. During this period we operated as an externally administered and externally managed REIT. We leased the restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), a Hardee's franchisee, under a master lease on a triple-net basis. A master lease is a single lease that covers multiple properties, while a triple-net lease is one where the lessee pays all operating expenses, maintenance, property insurance and real estate taxes.

         In 1993, we began to change our focus from restaurant properties to apartment communities, with the objective of increasing funds from operations and enhancing shareholder value. During 1993 through 1996, we acquired five apartment communities. Four of these apartment communities are located in North Carolina, and one is located in Virginia. In 1994 we acquired BT Venture Corporation, an integrated real estate management, development and acquisition company, and began operating as a self-administered and self-managed REIT.

         In 1997, we reincorporated in the state of Maryland and reorganized to our present UpREIT structure. Prior to the reorganization, most property owners who sold us properties recognized gain on their sale. However, through our UpREIT structure, we can acquire properties in exchange for Operating Partnership units and trigger no immediate tax obligation for certain sellers. We believe that our conversion to an UpREIT enables us to acquire properties not otherwise available or at lower prices because of the tax advantages to certain property sellers of receiving limited partnership interests instead of cash as consideration. Minority unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. Distributions of cash from the Operating Partnership are allocated between the REIT and the minority unitholders based on their respective unit ownership.

         In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities located in North Carolina by issuing Operating Partnership units. We refer to this acquisition as the "Chrysson acquisition," and to the sellers as the "Chrysson Parties." Under the terms of the acquisition agreement, we will have a right of first refusal to purchase any project developed in the future by the development entity owned by the Chrysson Parties.

         During 1997 and 1998, we acquired a total of nine apartment communities by issuing Operating Partnership units. We acquired six of these communities from the Chrysson Parties.

         In December 1997, we completed a common stock offering and issued 2.7 million shares of common stock. We used proceeds of this offering to retire long term debt. This common stock offering almost doubled the number of the company's common shares outstanding.

         Restaurant sales and restaurant rental income have been declining since 1992, reflecting the increased competition and widespread price discounting in the fast food industry. In August 1997, CKE Restaurants, Inc. purchased Hardee's Food Systems, Inc., the restaurant franchisor. CKE operates, franchises, or owns interests in approximately 3,800 restaurants, including Hardee's and Carl's Jr. restaurants. While the rate of decline in restaurant sales has slowed in recent years, we have not seen improvement in restaurant sales to date.

Recent Developments

         In January 1999, we acquired one additional apartment community in a direct purchase by paying cash and assuming long term debt.

         In June 1999, we sold three restaurants to Enterprises, the lessee, under an agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

Current Operations

         We conduct all of our operations through the Operating Partnership. We currently own approximately 77% of the outstanding Operating Partnership units.

         We currently own and operate 15 apartment communities. These communities are located in North Carolina and Virginia, and contain a total of 3,440 apartment units. Under the terms of the Chrysson acquisition agreement, we have the right to acquire an additional apartment community with 108 apartment units in Winston-Salem, North Carolina. We plan to exercise our option to acquire this community when it reaches certain performance targets specified in the agreement. We also own the 44 restaurant properties that we lease to Enterprises under a triple-net master lease. In addition, we manage four other apartment communities through an unconsolidated subsidiary.

         We have 133 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel.

Business Strategy

         Our principal investment objectives are to provide our shareholders with current income and to increase the value of the company's common stock. We focus on increasing long term growth in funds from operations and funds available for distribution per share, and on increasing the value of our portfolio through effective management, growth, financing, and investment strategies. We expect to implement our strategies primarily through the acquisition, operation, leasing and management of apartment communities.

         We seek to acquire apartment properties in areas within the southeastern United States exhibiting substantial economic growth and an expanding job base in which we can establish a significant market presence in the apartment community marketplace. Through our UpREIT structure, we have the ability to acquire apartment communities by issuing Operating Partnership units in tax-deferred exchanges with owners of such properties. We expect that we will finance future acquisitions of apartment communities principally with Operating Partnership units as well as loans and funds from additional offerings of common stock, preferred stock, or joint venture arrangements.

         We will selectively consider opportunities to develop new apartment communities, to add additional units to existing communities, and to acquire and rehabilitate older apartment communities. Members of our management team have directed over $114 million of development or redevelopment projects, including 13 apartment communities containing over 2,500 apartment units. This development and redevelopment experience will enable us to build additional apartment communities and to rehabilitate existing communities when economic conditions and available capital make such opportunities attractive.

         Our residents are typically mid- to high-end "residents by necessity"--individuals or families with moderate to high incomes that live in apartments by necessity. They include retirees, young professionals, manager-level white-collar workers, medical personnel, teachers, members of the military and young families.

         We strongly emphasize on-site property management. We seek opportunities and have developed internal programs to increase average occupancy rates, reduce resident turnover, raise rents and control costs. On-site community managers report directly to regional managers who are locally based. This flat organization provides for efficient staffing levels, reduces overhead expenses, and enables us to respond to the needs of residents and on-site employees. In an effort to reduce long term operating costs, we annually review each apartment community and promptly attend to maintenance and recurring capital needs. Our employees supervise all renovation and repair activities, which are generally completed by outside contractors.

         We will seek additional sources of revenue at our existing apartment communities. These may include water submetering and marketing of cable television, high speed internet service, and long distance telephone services.

         As a consequence of our focus on apartments, we may elect to sell our restaurant properties and reinvest the proceeds in additional apartment communities. However, no sale of the restaurants is pending, and we intend to divest the restaurants only when we believe such a transaction will enhance shareholder value.

ITEM 2.  PROPERTIES

Apartment Communities

         Through the Operating Partnership, we own and manage 15 apartment communities consisting of 3,440 apartment units. For the fourth quarter of 1999, our average economic occupancy rate was 95.3%, and average monthly revenue per occupied unit was $727. The average age of the apartment communities is approximately 8.7 years. The buildings in our apartment communities are generally wood framed, two and three story buildings, with exterior entrances, individually metered gas and electric service, and individual heating and cooling systems. Our apartment units are comprised of 33.3% one bedroom units, 59.3% two bedroom units, and 7.4% three bedroom units. The units average 991 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities. The communities are held subject to loans, discussed in the notes to the financial statements.

         The table on page 8 summarizes information about each of our apartment communities.

Restaurant Properties

         We lease the 44 restaurant properties on a triple-net basis to Enterprises under a master lease. The master lease, as amended in 1995, has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions, and subject to our approval, Enterprises has the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement that allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed to be non-economic for no less than net carrying value.

         In June 1999, we sold three restaurants deemed to be non-economic to Enterprises. Following the sale of these properties, the annual minimum rent on the remaining 44 restaurants was approximately $4.3 million in 1999, and $4.2 million per year thereafter, compared to $4.5 million minimum rent on 47 restaurants in previous years.

         The average acquisition of the restaurant properties was approximately $920,000 per property. For the three restaurants sold in 1999, the average original cost was approximately $887,000. We sold these restaurants to Enterprises in 1999 for their net carrying value, which totaled approximately $2.1 million.

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

         Enterprises is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties. In addition, Enterprises is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with Hardee's building standards. During 1999, Hardee's developed a new concept referred to as "Star Hardee's." This concept involves the implementation of a new menu and substantial renovation of the stores. The required renovation includes new signage, exterior and interior color schemes, kitchen equipment, furniture, decorations and lighting. The estimated cost to complete the required modification is between $100,000 and $150,000 per store. During 1999, Enterprises completed the renovation of ten of our stores to the Star Hardee's concept. Enterprises has scheduled seven of our stores for renovation during 2000, and currently anticipates that all of our stores will be converted by January 2002. The decision to modify a particular restaurant property is based on a number of factors, including the date of its last modification and the number, age and design features of competing restaurants located in the market area of the particular property. All of the costs of the conversion of a store to the Star Hardee's concept are borne by Enterprises.

         The locations of our restaurant properties are listed on page 9 of this Annual Report.

                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                             Total       Apartment      Weighted
                                      No.                                  Rentable      Unit Type       Average
                                       of
                                      Apt.    Year      Date      Total      Area      1     2     3    Apt. Size
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

Chrysson Community under purchase option(5):
Brookford Place    Winston-Salem, NC    108         -         -       6.3    103,392    36    72     -        957

(1) Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2) Added as Phase I of the Chrysson acquisition. Average economic occupancy and average monthly revenue per occupied unit for December 1997.
(3) Phase I of this community, containing 240 units, was completed in 1994. Phase II, containing 120 units, was completed in 1997.
(4) For properties acquired in 1998, average economic occupancy and average monthly revenue per occupied unit computed from date acquired.
(5) To be acquired upon attainment of certain performance targets.





                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                            Average
                                      No. of      Average Economic      Monthly Revenue
                                       Apt.      Occupancy Percent(1)  per Occupied Unit
                                                        (1)
    Community          Location       Units     1999    1998   1997   1999    1998   1997
------------------ ------------------ ------ -- ------ ------- ------ ------ ------- ------
Communities owned through 1997:
Harris Hill        Charlotte, NC        184      96.7    96.0   95.5   $733    $720   $708
Latitudes          Virginia Beach,      448      97.8    95.5   94.6    684     665    659
                   VA
Oakbrook           Charlotte, NC        162      95.3    95.9   95.6    779     775    768
Paces Commons      Charlotte, NC        336      95.9    93.2   97.0    710     705    706
Paces Village      Greensboro, NC       198      93.1    93.8   93.5    656     672    684

Communities acquired December 1997 (2):
Abbington
   Place (3)       Greensboro, NC       360      92.9    93.6   91.8    757     781    785
Pepperstone        Greensboro, NC       108      96.9    97.1   92.4    681     682    675
Savannah Place     Winston-Salem, NC    172      92.8    97.6   96.9    768     777    782
Waterford Place    Greensboro, NC       240      95.3    92.4   93.7    846     867    878

Communities acquired in 1998 (4):
Allerton Place     Greensboro, NC       228      94.9    94.8      -    788     804      -
Madison Hall       Clemmons, NC         128      92.6    91.7      -    645     650      -
Oak Hollow         Cary, NC             220      95.5    95.9      -    717     728      -
Summerlyn
   Place           Burlington, NC       140      93.2    94.0      -    804     846      -
Woods Edge         Durham, NC           264      94.4    95.6      -    731     742      -

Community acquired in January 1999:
Chason Ridge       Fayetteville, NC     252      95.8       -      -    659       -      -

Chrysson Community under purchase option(5):
Brookford Place    Winston-Salem, NC    108         -       -      -      -       -      -


(1) Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2) Added as Phase I of the Chrysson acquisition. Average economic occupancy and average monthly revenue per occupied unit for December 1997.
(3) Phase I of this community, containing 240 units, was completed in 1994. Phase II, containing 120 units, was completed in 1997.
(4) For properties acquired in 1998, average economic occupancy and average monthly revenue per occupied unit computed from date acquired.
(5) To be acquired upon attainment of certain performance targets.

                         RESTAURANT PROPERTIES LOCATIONS



Virginia (28 properties)                Orange
                                          200 Madison Road
Ashland
  106 North Washington                  Petersburg
                                          1865 Crater Road, South
Blackstone
  North Main Street                     Richmond
                                          921 Myers Street
Bluefield                                 6850 Forest Hill Avenue
  701 South College Street                7917 Midlothian Pike

Chester                                 Roanoke
  12401 Jefferson Davis Hwy.              4407 Abenham Avenue, SW
                                          3401 Hollins Road
Clarksville
  916 Virginia Avenue                   Rocky Mount
                                          322 Tanyard Road, NE
Clintwood
  U.S. Highway 83                       Smithfield
                                          Smithfield Shopping Center
Dublin
  208 College Avenue                    Staunton
                                          1201 Greenville Avenue
Franklin
  105 North Mechanic Street             Verona
                                          160 East Route 612
Galax
  425 Main Street                       Virginia Beach
                                          4261 Holland Road
Hopewell                                  1951 Lynnhaven Parkway
  East City Point Road
                                        Wise
Lebanon                                   US Highway 23, Business
  Route 1

Lynchburg                               North Carolina
  8411 Timberlake Road                  (16 properties)
  2231 Langhorne road
                                        Bessemer City
Norfolk                                   Route 1
  3908 Princess Anne Road
                                        Burlington
                                          2712 Alamance Road



Denver
  Route 1

Eden
  202 West Kings Highway

Fayetteville
  3505 Ramsey Street
  360 North Eastern Blvd.
  5224 Bragg Boulevard

Gastonia
  816 East Franklin Street

Hillsborough
  380 S. Churton Street

Kinston
  200 West Vernon Street
  1404 Richlands Street

Newton
  South Ashe & North "D"

Siler City
  Chatham Shopping Center

Spring Lake
  400 South Main Street

Thomasville
  1116 East Main Street
  Randolph Street

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a variety of legal proceedings arising in the ordinary course of business. We do not expect any of these matters, individually and in aggregate, to have a material adverse impact on the company.

         In the event a claim was successful, we believe that we are adequately covered by insurance and indemnification agreements. We have insurance coverage on each of our apartment communities. Our restaurant properties are subject to an indemnification agreement whereby Enterprises, the lessee, is responsible for all claims arising from a restaurant property. In addition, Enterprises is required to provide insurance, which identifies the company as a named insured, on each restaurant property. Each apartment property that we manage but do not own is covered by an insurance policy under which we are a named insured. As to claims to which we have become a successor party-in-interest to BT Venture Corporation, we received, as part of the acquisition of BT Venture Corporation, an indemnification agreement from the shareholders of BT Venture Corporation, which, subject to certain limitations, indemnifies us from loss arising out of a claim against BT Venture Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the company.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
D. Scott Wilkerson               42        Director, President and                          October 1994
                                           Chief Executive Officer
Philip S. Payne                  48        Director, Executive Vice President,              October 1994
                                           Treasurer and Chief Financial Officer
Pamela B. Bruno                  46        Vice President, Controller and                   October 1994
                                           Chief Accounting Officer
Douglas E. Anderson              52        Vice President, Secretary                        April 1987

         D. Scott Wilkerson--Director, President and Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation in 1987 and served in various officer level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development, before becoming President of BT Venture in January 1994. He was named our Chief Executive Officer in April 1995 and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. Mr. Wilkerson received a BS degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed certified public accountant and licensed real estate broker. He serves on the boards of directors of the National Multifamily Housing Council and the Apartment Association of North Carolina, and he is president of the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

         Philip S. Payne--Director, Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BT Venture Corporation in 1990 as Vice President of Capital Market Activities and became Executive Vice President and Chief Financial Officer of BT Venture in January 1993. He was named our Treasurer in April 1995 and a Director in December 1997. From 1987 to 1990 he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987 he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a BS degree from the College of William and Mary in 1973 and a JD degree in 1978 from the same institution. Mr. Payne is a member of the Editorial Board of Real Estate Portfolio, a publication of the National Association of Real Estate Investment Trusts. He serves on the board of directors of the National Multifamily Housing Council.

         Pamela B. Bruno--Vice President, Controller and Chief Accounting Officer. Ms. Bruno joined BT Venture Corporation in 1993 as Controller and became our Vice President and Chief Accounting Officer in October 1994. From 1984 to 1993, Ms. Bruno was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a BS degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant.

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


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 1,600 shareholders of record on March 20, 2000. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of March 20, 2000, the closing price of the company's common stock was $9.25 per share.

                                                                                  Dividends
                                             Stock Price                             Paid
                               High              Low              Close           Per Share
                         ----------------- ----------------- ----------------- -----------------
1999
   Fourth quarter              $10.00            $ 8.00            $ 8.375            $0.31
   Third quarter                11.6875            9.50             10.00              0.31
   Second quarter               11.75             10.875            11.50              0.31
   First quarter                11.875            10.50             11.375             0.31

                                                                                  Dividends
                                             Stock Price                             Paid
                               High              Low              Close           Per Share
                         ----------------- ----------------- ----------------- -----------------
1998
   Fourth quarter               12.25              9.875            10.4375            0.31
   Third quarter                14.3125           11.0625           11.75              0.31
   Second quarter               15.125            12.75             13.375             0.31
   First quarter                15.125            13.75             15.0675            0.31

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

Sales of Unregistered Securities

         There were no sales of unregistered securities in 1999.


ITEM 6.  SELECTED FINANCIAL DATA

         We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

         This financial information includes all apartment communities and restaurant properties that we owned. While the number of restaurant properties has generally remained constant, you should note in reviewing this information that we acquired apartment properties throughout the periods presented. Therefore, the information is not comparable between periods.

                                                              Year ended December 31
                                          1999          1998           1997          1996           1995
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data:
Revenue:
  Apartment rental income              $  28,608     $  21,925      $  11,197    $    9,791     $    8,476
  Restaurant rental income                 4,339         4,500          4,500         4,500          4,649
  Equity and other income                    510           715            555           217            600
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             33,457        27,140         16,251        14,508         13,726
Expenses:
  Depreciation                             6,956         5,406          2,686         2,440          2,204
  Amortization                               569           531            580           535            405


                                                              Year ended December 31
                                          1999          1998           1997          1996           1995
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)


  Apartment operations                    10,023         7,181          3,546         2,977          2,481
  Corporate administration                 1,752         1,333          1,000           894          1,286
  Interest                                10,703         8,209          6,487         5,946          5,362
  Write-off of deferred costs                  -             -              -             -            359
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            30,003        22,660         14,299        12,792         12,097
                                      ------------- -------------- ------------- -------------- -------------
Income before minority
  interest of Unitholders                  3,454         4,480          1,953         1,716          1,628
Minority interest in
  Operating Partnership                      728           742             39             -              -
                                      ------------- -------------- ------------- -------------- -------------
Income before
  extraordinary item                  $    2,726    $    3,738     $    1,913    $    1,716     $    1,628
                                      ============= ============== ============= ============== =============
Net income                            $    2,726    $    3,686     $    1,730    $    1,716     $    1,628
                                      ============= ============== ============= ============== =============
Basic earnings per share (1)          $     0.46    $     0.62     $     0.54    $     0.57     $     0.54
                                      ============= ============== ============= ============== =============
Diluted earnings per share (1)        $     0.46    $     0.62     $     0.52    $     0.56     $     0.54
                                      ============= ============== ============= ============== =============
Dividends per share                   $     1.24    $     1.24     $     1.24    $     1.24     $     1.24
                                      ============= ============== ============= ============== =============

Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities                 $203,365      $188,539       $128,050      $ 66,610       $ 55,316
  Restaurant properties                   40,545        43,205         43,205        43,205         43,205
Real estate assets, net                  217,984       212,192        157,108        98,354         89,500
Total assets                             224,270       221,121        166,112       103,436         94,352
Total debt                               150,883       140,524         93,436        77,352         67,162
Minority interest                         21,317        20,681         12,346             -              -
Shareholders' equity                      49,896        56,749         55,785        24,902         26,200

Apartment Property data:
Apartment communities
  owned at year end                           15            14              9             5              4
Apartment units owned
  at year end                              3,440         3,188          2,208         1,328          1,130
Average apartment
  economic occupancy                       95.1%         94.7%          95.3%         94.1%          95.3%
Average monthly revenue
  per occupied unit                     $    729      $    737       $    698      $    684       $    657

Other data:
EBITDA                                  $ 21,682      $ 18,626       $ 11,706      $ 10,637       $  9,600
Funds from operations (2)                 10,816        10,292          4,916         4,472          4,450
Funds available
  for distribution (2)                     9,868         9,660          4,844         4,295          4,358
Net cash provided by
  (used in):
  Operating activities                  $ 10,919      $  9,420       $  5,007      $  4,800       $  4,476
  Investing activities                       111       (43,862)       (48,095)      (11,020)          (832)
  Financing activities                   (11,089)       32,473         44,705         6,361         (3,895)



                                                              Year ended December 31
                                          1999          1998           1997          1996           1995
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)

Weighted average number of
  shares outstanding                       5,973         5,924          3,180         3,027          3,006
Weighted average number of
  Operating Partnership minority
  units outstanding                        1,601         1,192             81             -              -

(1) Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

(2) Funds from operations and funds available for distribution amounts for 1999, 1998 and 1997 reflect measurements for the Operating Partnership (before deduction for minority interest).

      Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."

      We calculate funds available for distribution as funds from operations plus non-cash expense for amortization of loan costs, less recurring capital expenditures. During 1999 we revised our calculation of funds available for distribution to conform to the prevalent industry practice. We no longer deduct scheduled debt principal payments from funds from operations in calculating funds available for distribution. We restated amounts shown for previous years to conform to our current practice.

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT. Together with net income and cash flows, funds from operations and funds available for distribution provide investors with additional measures to evaluate the ability of the REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

      o to be alternatives to net income as reliable measures of the company's operating performance, or
      o  to be alternatives to cash flows as measures of liquidity.

      Funds from operations and funds available for distribution do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations and funds available for distribution do not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles. Further, funds from operations and funds available for distribution as disclosed by other REITs might not be comparable to our calculation of funds from operations or funds available for distribution.

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

         Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

o our markets could suffer unexpected increases in the development of apartment, other rental, or competitive housing alternatives;

o general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;

o we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;

o we may not be able to lease or re-lease apartments quickly or on as favorable terms as under existing leases;

o we may have incorrectly assessed the environmental condition of our properties;

o an unexpected increase in interest rates could increase our debt service costs;

o we may not be able to meet our long term liquidity requirements on favorable terms;

o        we could lose key executive officers; and

o our concentrated markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

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

Overview

         This discussion analyzes our operations for the full years of 1999, 1998, and 1997. During 1997 and 1998 we experienced a number of significant changes that resulted in a marked increase in our total assets, revenues, and expenses, and significant changes in our capital and operating structure. In reading this discussion, it might help if you keep certain key events and general trends in mind:

o Our apartment portfolio has grown dramatically--from five apartment communities containing 1,328 units in November 1997, to 15 apartment communities containing 3,440 units in January 1999.

o We converted to an UpREIT structure in December 1997. We utilized this structure to complete nine of our ten apartment community acquisitions in the last three years by issuing approximately 1.7 million Operating Partnership units. Minority owners now represent approximately 23% ownership of the Operating Partnership.

o We completed a common stock offering of 2.7 million shares of our common stock in December 1997. Net proceeds of this offering were $34.9 million.

o In December 1998, we established a share buy-back program that authorized the repurchase and retirement of up to 300,000 shares of our common stock. During the fourth quarter of 1999, we repurchased and retired approximately 272,000 shares of our common stock at a total cost of approximately $2.5 million.

         We receive revenue from two principal sources--apartment rents and restaurant rents. In addition, we have other income that consists primarily of interest income and equity income from our unconsolidated subsidiary. As a result of our apartment acquisitions, our total revenue has increased significantly. In addition, the percentage of our total revenue that comes from apartment rental income has increased significantly. However, restaurant rental income remains significant to our cash flow, since our operating expenses related to restaurants are insignificant to our operations.



Results of Operations

1999 Compared to 1998

Net income

         Net income available to common shareholders in 1999 was $2.7 million, a decrease of 26.0% compared to 1998. Earnings before depreciation and amortization increased by 5.9%, while non-cash charges for depreciation and amortization increased by 26.8%, in 1999 compared to 1998.

Revenues

         Total revenue for 1999 was $33.5 million, an increase of 23.3% over 1998. This increase is primarily attributable to apartment community acquisitions in 1998 and January 1999. Apartment rental income accounted for 85.5% of our total revenue in 1999 compared to 80.8% in 1998.

         Apartment rental income for 1999 was $28.6 million, an increase of 30.5% over 1998. This increase is primarily the result of apartment community acquisitions. Average economic occupancy for all apartments was 95.1% in 1999 and 94.7% in 1998. Average monthly revenue per occupied unit for all apartments was $729 in 1999 and $737 in 1998.

         On a same-units basis, rental income for apartments owned throughout both years increased 0.3%. Average economic occupancy for these units was 95.3% for 1999 and 94.6% in 1998. Average monthly revenue per occupied unit for these units was $732 in 1999 and $735 in 1998.

         Throughout 1999, we experienced some weakness in the majority of our apartment markets. This weakness appears to be the result of new apartment construction and robust home sales. While we have been able to maintain or improve high occupancy levels, we have not been able to achieve target rental rates. As a result, apartment rental income was lower in 1999 than expected.

         Overall, we do not expect any significant improvement in our apartment markets in 2000. In light of this, we will continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We believe that we have good properties in excellent locations, and that we are well positioned to compete effectively in our markets.

         Restaurant rental income for 1999 was $4.3 million, a decrease of 3.6% compared to 1998. Restaurant rental income was the minimum rent for both 1999 and 1998. The decline in rental income was the result of the sale of three restaurants in 1999. Under the lease, restaurant rental payments are the greater of a specified minimum rent or 9.875% of food sales. Prior to the sale of the three restaurants in 1999, the minimum rent was $4,500,000 per year, or $375,000 per month. With the sale of the three restaurants, the new minimum rent is $4,212,766 per year, or $351,000 per month beginning June 1999. Excluding the three restaurants that were sold during 1999, restaurant food sales declined 3.1% for the year. For rent payments based on percentage rent to resume, sales would have to increase 4.7% over 1999 levels.

         Interest and other income decreased by 28.7% to $510,000 in 1999 as compared to 1998. This decrease is primarily attributable to a $210,000 reduction in interest income due to repayment in February 1999 of $2.0 million in principal on a note receivable from a joint venture partnership. Our interest in the net income of the Management Company was $123,000 in 1999 compared to $115,000 in 1998. We do not expect the operations of the Management Company to have a significant effect on our financial position, operating results or cash flows in future periods.

Expenses

         Total expenses for 1999 were $30.0 million, an increase of 32.4% over 1998. This increase is primarily due to apartment community acquisitions in 1998 and early 1999.

         Apartment operations expense was $10.0 million in 1999, an increase of 39.6% over 1998. This increase reflects the impact of apartment acquisitions in 1998 and early 1999 as well as higher operating costs. Apartment operations expense totaled 35.0% of related rental income in 1999 compared to 32.8% in 1998.

         On a same-units basis, operations expense for apartments owned throughout both years increased 3.9% in 1999 as compared to 1998. For these units, apartment operations expense totaled 34.4% of related income compared to 33.2% in 1998.

         Apartment operations expenses were generally in line with management's expectations. The increase in apartment operations expense as a percent of related income is primarily attributable to shortfalls in rental income. Increases in on-site personnel compensation, taxes and insurance further increased apartment operations expense as a percent of related income.

         Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         The increases in depreciation and amortization expense are primarily attributable to the addition of apartment communities. Depreciation expense was $7.0 million in 1999, an increase of 28.7% compared to 1998. For apartment communities owned throughout both years, depreciation expense increased 3.8%, reflecting the impact of additions and replacements at those communities.

         Administrative expense was $1.8 million in 1999, a 31.5% increase over 1998. We include our apartment property management costs as well as corporate expenses in this line item. The increase in administrative costs is generally attributable to additional management and administrative staff and overhead costs corresponding to the addition of apartment communities. In addition, legal and professional fees expense totaled $269,000 in 1999 compared to $198,000 in 1998, reflecting the increased complexity and costs associated with administration of our UpREIT structure. We expect that administrative costs will continue to increase, but at a slower rate, as and when we acquire additional apartment communities.

         Interest expense was $10.7 million in 1999, an increase of 30.4% over 1998. This increase reflects the effect of increased debt related to apartment acquisitions in 1998 and early 1999. We were able to obtain favorable rates, fixed at rates ranging from 6.345% to 6.650% on new debt issues in the second half of 1998, which resulted in weighted average interest rates of 7.2% in 1999 compared to 7.5% in 1998.

1998 Compared to 1997

Net income

         Net income available to common shareholders in 1998 was $3.7 million, an increase of 113.0% over 1997. Earnings before depreciation and amortization increased by 105.8%, while non-cash charges for depreciation and amortization increased by 81.8%, in 1998 compared to 1997.

Revenues

         Total revenue for 1998 was $27.1 million, an increase of 67.0% over 1997. This increase is primarily attributable to apartment community acquisitions in 1997 and 1998. Apartment rental income accounted for 80.8% of our total revenue in 1998 compared to 68.9% in 1997.

         Apartment rental income for 1998 was $21.9 million, an increase of 95.8% over 1997. This increase is primarily the result of apartment community acquisitions. Average economic occupancy for all apartments was 94.7% in 1998 and 95.3% in 1997. Average monthly revenue per occupied unit for all apartments was $737 in 1998 and $698 in 1997.

         On a same-units basis, rental income for apartments owned throughout both years remained relatively constant, declining by 0.4%. Average economic occupancy for these units was 94.7% in 1998 and 95.3% in 1997. Average monthly revenue per occupied unit for these units was $700 in 1998 and $698 in 1997.

         Restaurant rental income was the minimum rent for both 1998 and 1997. Under the terms of the lease agreement, restaurant rental income was the greater of the minimum rent of $4.5 million per year or 9.875% of food sales. For 1998, sales at our restaurant properties totaled $43.8 million, a decrease of 0.9% compared to 1997.

         Interest and other income increased by 28.9% to $715,000 in 1998 as compared to 1997. This increase is primarily attributable to $360,000 interest and fees (compared to $164,000 in 1997) earned on a note receivable from a joint venture partnership. Our interest in the net income of the Management Company decreased to $115,000 in 1998 compared to $210,000 in 1997. This decrease reflects the effect of the sale of two managed properties in the first quarter of 1997 and the loss of management fees from Woods Edge and Oak Hollow. (The Management Company fee-managed these communities before we acquired them.)

Expenses

         Total expenses for 1998 were $22.7 million, an increase of 58.5% over 1997. This increase was primarily due to apartment community acquisitions in 1997 and 1998.

         Apartment operations expense was $7.2 million in 1998, an increase of 102.6% over 1997. This increase reflects the impact of apartment acquisitions in 1997 and 1998, along with an overall increase in apartment operations expense. Apartment operations expense totaled 32.8% of related income in 1998 compared to 31.7% in 1997.

         On a same-units basis, apartment operations expense for apartments owned in both years increased by 10.2% in 1998 compared to 1997. For these units, apartment operations expense totaled 34.4% of related income in 1998 compared to 31.7% in 1997.

         During 1998 we experienced increased costs associated with attracting and retaining residents in an increasingly competitive apartment market. We also experienced significant increases in property insurance premiums effective November 1997 as a result of a 1996 fire loss. In addition, we experienced increased payroll costs in 1998, primarily due to increased maintenance labor rates.

         Operating expenses for restaurant properties were insignificant because of the restaurant properties' triple-net lease arrangement that requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Depreciation expense was $5.4 million in 1998, an increase of 101.3% over 1997. The increase in depreciation expense was primarily attributable to apartment community acquisitions.

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

Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 2 on page 14. We calculated funds from operations as follows (all amounts in thousands):

                                                            1999           1998           1997
                                                       --------------- -------------- --------------
Income before minority interest
   and extraordinary item                                 $ 3,454         $ 4,480         $1,953
Depreciation                                                6,956           5,406          2,686
Amortization of management intangible                         406             406            380
Non-recurring equity income items                               -               -           (103)
                                                       --------------- -------------- --------------
Funds from operations before minority interest
   in Operating Partnership                               $10,816         $10,292         $4,916
                                                       =============== ============== ==============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                           1999           1998           1997
                                                      --------------- -------------- --------------
Funds from operations before minority interest
   in Operating Partnership                              $10,816         $10,292         $4,916
Amortization of loan costs                                   163             124            200
Recurring capital expenditures                            (1,111)           (757)          (375)
Non-recurring equity income items                              -               -            103
                                                      --------------- -------------- --------------
Funds available for distribution                         $ 9,868         $ 9,660         $4,844
                                                      =============== ============== ==============

         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                            1999           1998           1997
                                                       --------------- -------------- --------------
Funds from operations before minority interest
   in Operating Partnership                               $10,816         $10,292         $4,916
Minority interest in funds from operations                 (2,280)         (1,708)          (111)
                                                       --------------- -------------- --------------
Basic funds from operations available to
   common shareholders                                    $ 8,537         $ 8,584         $4,804
                                                       =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                                     1999           1998           1997
                                                                --------------- -------------- --------------
Net cash provided by (used in)
   Operating activities                                          $  10,919       $   9,420      $   5,006
   Investing activities                                                111         (43,862)       (48,095)
   Financing activities                                            (11,089)         32,473         44,705

Dividends and distributions paid to
   Shareholders                                                  $   7,421       $   7,340      $   3,854
   Minority unitholders in Operating Partnership                     1,942           1,105              -

Scheduled debt principal payments                                $     547       $     482      $     495
Non-recurring capital expenditures
   Acquisition improvements and replacements                           819             426             71
   Other apartment property improvements                               486             179            221

Weighted average common shares outstanding                           5,973           5,924          3,180
Weighted average Operating Partnership
   minority units outstanding                                        1,601           1,192             81

         The additions of apartment communities have more than offset the decline in restaurant rental income, producing increases in funds from operations. Funds from operations in 1999 (before deduction for minority interest) totaled $10.8 million, an increase of 5.1% over 1998. Funds from operations in 1998 (before deduction for minority interest) totaled $10.3 million, an increase of 109.4% over 1997.

         Increases in funds available for distribution were 2.2% in 1999 and 99.4% in 1998. The variance in increases in funds available for distribution compared to increases in funds from operations reflects the impact of recurring capital expenditures for major capital maintenance costs at our older communities. Recurring capital expenditures averaged $323 per unit in 1999, $290 per unit in 1998, and $268 per unit in 1997.


Capital Resources and Liquidity

Capital Resources

         In January 1999, we acquired an apartment community for a total cost of approximately $12.5 million. In conjunction with this acquisition, we made cash payments totaling approximately $1.8 million and assumed long term debt and related liabilities totaling $10.7 million. We did not issue any common stock or Operating Partnership units in conjunction with this transaction. We financed this acquisition through draws on our line of credit that is secured by a deed of trust on our restaurant properties.

         In December 1998, we established a share buy-back program that authorized the repurchase and retirement of up to 300,000 shares of our common stock. During the fourth quarter of 1999, we repurchased and retired approximately 272,000 shares of our common stock at a cost of approximately $2.5 million. In early 2000, we repurchased and retired approximately 28,000 shares of our common stock at a cost of approximately $255,000.

         During 1999 we made draws totaling $9.0 million on our line of credit that is secured by our restaurant properties. We applied these funds toward our apartment acquisition, the buyback of common stock, and to retire a $6.1 million note payable to an affiliate.

         During 1999 we also entered into a line of credit arrangement totaling $20.0 million that is secured by a deed of trust on Latitudes Apartments. We applied a $12.7 million draw against this line of credit to retire a fixed rate deed of trust loan secured by Latitudes Apartments.

         During June through September 1998, we acquired five apartment communities for a total cost of approximately $59.3 million. In conjunction with these acquisitions, we issued Operating Partnership units with an imputed value of approximately $8.0 million. We financed these acquisitions through assumption or issue of fixed rate deed of trust loans totaling $39.3 million and draws on our line of credit totaling $12.0 million.

         In December 1997, we acquired four apartment communities for a total cost of approximately $60.9 million. In conjunction with these acquisitions, we issued Operating Partnership units with an imputed value of approximately $15.0 million. We financed these acquisitions with fixed rate deed of trust loans totaling $38.1 million and short term borrowings.

         In December 1997 and January 1998, we issued 2.7 million shares of our common stock through a common stock offering. We applied the approximately $34.9 million net proceeds of the offering to retire or pay down existing debt.

         During 1999 we issued 29,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan. During 1998 and 1997, we issued 78,000 shares of our common stock through the DRIP Plan. In addition, during 1998 and 1997, we issued 125,000 shares of our common stock to affiliates for additional consideration and to retire debt related to previous acquisitions.

         During 1999, 1998 and 1997, we issued 1.7 million Operating Partnership units in conjunction with acquisitions of apartment communities. Under the terms of the acquisition agreement for a community that is currently under construction, we will issue up to 140,000 units. Holders of Operating Partnership units will generally be able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year following issuance.

         We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of Operating Partnership units, common stock and/or preferred stock, additional debt, and joint venture investments. We may use our lines of credit or fixed rate, long term debt to acquire apartment communities.

Cash Flows and Liquidity

         Net cash flows from operating activities were $10.9 million in 1999, compared to $9.4 million in 1998 and $5.0 million in 1997. These increases reflect our growth in apartment operations. Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions.

         We capitalize expenditures to acquire new assets, to materially enhance the value of existing assets, or to substantially extend the useful life of existing assets. All floor covering, appliance, and HVAC replacements, as well as major capital maintenance expenditures are capitalized. We have generally funded additions to apartment properties from cash provided by operating activities and proceeds of common stock issued through our DRIP Plan.

         We paid dividends of $0.31 per share per quarter in each quarter of 1999, 1998 and 1997. Our dividend payout ratio (the ratio of dividends paid to funds from operations) was 86.6% in 1999, 85.5% in 1998, and 80.2% in 1997. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 95% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

Short- and Long term Liquidity Requirements

         At December 31, 1999, total long term debt was $150.9 million, including $116.6 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $34.3 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.2% at December 31, 1999, and at December 31, 1998. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $348,000.

         A summary of scheduled principal payments on long term debt is included in the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

o our line of credit secured by deeds of trust and assignment of rents of 44 restaurants, due January 2002 (up to $23.872 million, $20.95 million outstanding at December 31, 1999);
o our line of credit secured by a deed of trust and assignment of rents of an apartment community, due December 2004 (up to $18.0 million, $12.7 million outstanding at December 31, 1999).

         We continue to produce sufficient cash flow to fund our regular dividend. However, any number of unforeseen events, or a combination of such events (for example, a substantial decline in apartment operations, a substantial increase in short term interest rates, or the sale of the restaurant properties or other assets), might necessitate a reduction in the current dividend.

         We generally expect to meet our short term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short and the long term. We anticipate funding our future acquisition activities primarily by using short term credit facilities as an interim measure, to be replaced by funds from equity offerings, long term debt, or joint venture investments. We expect to meet our long term liquidity requirements, such as scheduled debt maturities and repayment of short term financing of possible property acquisitions, through long term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short term liquidity requirements.

         We received approximately 13.0% of our revenue in 1999, compared to 16.6% in 1998 and 27.7% in 1997, from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue. However, we expect that restaurant rent will exceed 10% of our revenue in 2000.

         Under our current line of credit agreement, Enterprises has the right to purchase, under specified terms, up to four additional restaurants deemed to be "non-economic" for no less than net carrying value. The annual minimum rent would be reduced by approximately $96,000 for each restaurant. We would receive sale proceeds of the greater of net carrying value or fair value. As of December 31, 1999, the average net book value of the restaurant properties was approximately $710,000. We would most likely apply sale proceeds to reduce outstanding debt on our line of credit. In March 2000, we received notification of Enterprises' intention to purchase one additional restaurant property effective June 19, 2000.

         Enterprises is a privately owned company with total assets exceeding $240 million and net equity of approximately $80 million. Enterprises' principal line of business is the operation of approximately 330 Hardee's restaurants. We have had extensive discussions with management of Enterprises and have reviewed Enterprises' financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

Inflation

         We do not believe that inflation poses a material risk to the company. The leases at our apartment properties are short term in nature. None are longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

Environmental Matters

         Phase I environmental studies performed on the apartment communities when we acquired each of them did not identify any problems that we believe would have a material adverse effect on our results of operations, liquidity or capital resources. Environmental transaction screens for each of the restaurant properties in 1995 did not indicate existence of any environmental problems that warranted further investigation. Enterprises has indemnified us for environmental problems associated with the restaurant properties under the master lease.

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

Year 2000 Issue

The Year 2000 issue refers to the inability of certain computer systems to accurately store and use dates after 1999. We experienced no problems or disruption of operations in the rollover from 1999 to the year

2000. To date there has been no indication of any significant Year 2000 issue with regard to our operations or computer information system.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long term debt as of December 31, 1999 and 1998, is included in the notes to the financial statements in this Annual Report. At December 31, 1999, total long term debt was $150.9 million, including $116.6 million notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $34.3 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.2% at December 31, 1999, and at December 31, 1998. A 1% change in variable interest rates would increase or decrease our annual interest expense by approximately $348,000.

         The table below provides information about our long term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                             Expected maturity dates
                             2000        2001        2002        2003        2004       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $   346     $   375     $   406     $   439     $   475    $114,548    $116,589
   Average interest rate       7.74%       7.75%       7.75%       7.76%       7.76%       7.04%       7.05%

Variable rate notes            625            -     20,950            -     12,719            -     34,294
   Average interest rate       8.17%                   7.67%                   7.92%                   7.77%

         We estimate the fair value of fixed rate and variable rate notes using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our notes payable at December 31, 1999, totaled approximately $143.6 million.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 25, 2000, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

         All of our officers and directors filed Forms 3, 4, and 5 with the Securities and Exchange Commission as required except that Mr. B. Mayo Boddie and Mr. William H. Stanley did not file Form 5 timely.


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

                          Index to Financial Statements
                                                                           Page

Financial Statements and Notes:
   Report of Independent Auditors                                           28
   Consolidated Balance Sheets as of December 31, 1999 and 1998             29
   Consolidated Statements of Operations for the Years Ended                30
      December 31, 1999, 1998, and 1997
   Consolidated Statements of Shareholders' Equity for the Years Ended      31
      December 31, 1999, 1998, and 1997
   Consolidated Statements of Cash Flows for the Years Ended                32
      December 31, 1999, 1998, and 1997
   Notes to Consolidated Financial Statements                               33
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                  44

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long term debt upon request of the Commission.

 Exhibit No.

     2.1*      Master Agreement of Merger and Acquisition by and among Boddie-
               Noell Properties, Inc., Boddie-Noell Properties Limited
               Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael
               Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September
               22, 1997 (filed as Exhibit 2.1 to Registration Statement No.
               333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2*      Amendment to Master Agreement of Merger and Acquisition dated
               September 22, 1997, by and among Boddie-Noell Properties, Inc.,
               Boddie-Noell Properties Limited Partnership, Paul G. Chrysson,
               James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James
               D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to
               Boddie-Noell Properties, Inc. Current Report on Form 8-K dated
               December 1, 1997, and incorporated herein by reference)
     3.1*      Articles of Incorporation (filed as Exhibit 3.1 to Boddie-Noell
               Properties, Inc., Current Report on Form 8-K dated March 17,
               1999, and incorporated herein by reference)
     3.2*      By-Laws (filed as Exhibit 3.2 to Boddie-Noell Properties, Inc.,
               Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     4*        Rights Agreement, dated March 18, 1999, between the Company and
               First Union National Bank (filed as Exhibit 4 to Boddie-Noell
               Properties, Inc. Current Report on Form 8-K dated March 17,
               1999, and incorporated herein by reference)
    10.1*      Amended and Restated Agreement of Limited Partnership of Boddie-
               Noell Properties Limited Partnership (filed as Exhibit 10.1 to
               Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated
               December 31, 1998, and incorporated herein by reference)
    10.2*      Amended and Restated Master Lease Agreement dated December 21,
               1995, between Boddie-Noell Properties, Inc. and Boddie-Noell
               Enterprises, Inc. (filed as Exhibit 10.1 to Boddie-Noell
               Properties, Inc. Annual Report on Form 10-K dated December 31,
               1995, and incorporated herein by reference)
    10.3*      Boddie-Noell Properties, Inc. 1994 Stock Option and Incentive
               Plan effective August 4, 1994, and amended effective May 15,
               1998 (filed as an exhibit in Schedule 14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)
    10.4*      Form and description of Employment Agreements dated July 15,
               1997, between Boddie-Noell Properties, Inc. and certain officers
               (filed as Exhibit 10 to Boddie-Noell Properties, Inc. Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference)
    21         Subsidiaries of the Registrant
    23         Consent of Ernst & Young LLP
    27         Financial Data Schedule (electronic filing)

* Incorporated herein by reference

(b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BODDIE-NOELL PROPERTIES, INC.



Date:  March 27, 2000                  /s/  Philip S. Payne
                                       -----------------------------
                                       Philip S. Payne
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

/s/ D/ Scott Wilkerson              President and Chief Executive               March 27, 2000
D. Scott Wilkerson                  Officer, Director

/s/ Philip S. Payne                 Executive Vice President, Treasurer         March 27, 2000
Philip S. Payne                     and Chief Financial Officer, Director

/s/ Pamela B. Bruno                 Vice President, Controller                  March 27, 2000
Pamela B. Bruno                     and Chief Accounting Officer

/s/ B. Mayo Boddie                  Chairman of the Board of Directors          March 27, 2000
B. Mayo Boddie

/s/ Stephen R. Blank                Director                                    March 27, 2000
Stephen R. Blank

/s/ Paul G. Chrysson                Director                                    March 27, 2000
Paul G. Chrysson

---------------------------         Director                                    March 27, 2000
W. Michael Gilley

/s/ William H. Stanley              Director                                    March 27, 2000
William H. Stanley

                         Report of Independent Auditors


Board of Directors and Stockholders
Boddie-Noell Properties, Inc.


We have audited the accompanying consolidated balance sheets of Boddie-Noell Properties, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boddie-Noell Properties, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                      /s/  ERNST & YOUNG LLP


Raleigh, North Carolina
January 7, 2000

BODDIE-NOELL PROPERTIES, INC.
Consolidated Balance Sheets


                                                                                             December 31
                                                                                       1999               1998
                                                                                ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                             $203,365,405        $188,538,645
   Restaurant properties                                                              40,544,741          43,205,075
                                                                                ------------------- ------------------
                                                                                     243,910,146         231,743,720
   Less accumulated depreciation                                                     (25,926,208)        (19,552,177)
                                                                                ------------------- ------------------
                                                                                     217,983,938         212,191,543
Cash and cash equivalents                                                                431,531             489,694
Rent and other receivables                                                               156,978             189,452
Prepaid expenses and other assets                                                      1,481,221           1,580,482
Investment in and advances to Management Company                                         452,489             659,715
Notes receivable                                                                         625,000           2,536,812
Other assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                          1,927,488           2,333,688
   Deferred financing costs                                                            1,210,990           1,139,224
                                                                                ------------------- ------------------
Total assets                                                                        $224,269,635        $221,120,610
                                                                                =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                    $150,883,348        $140,523,621
Accounts payable and accrued expenses                                                    110,581             121,330
Accrued interest on mortgage and other notes payable                                     742,413             843,207
Additional consideration due for acquisitions                                                  -           1,849,990
Escrowed security deposits and deferred revenue                                          486,748             352,049
Deferred credit for interest defeasance                                                  833,344                   -
                                                                                ------------------- ------------------
                                                                                     153,056,434         143,690,197

Minority interest in Operating Partnership                                            21,316,760          20,681,152
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized,
   5,734,906 shares issued and outstanding at December 31, 1999
   5,977,930 shares issued and outstanding at December 31, 1998                           57,349              59,779
Additional paid-in capital                                                            69,961,625          72,117,636
Dividend distributions in excess of net income                                       (20,122,533)        (15,428,154)
                                                                                ------------------- ------------------
Total shareholders' equity                                                            49,896,441          56,749,261
                                                                                ------------------- ------------------
Total liabilities and shareholders' equity                                          $224,269,635        $221,120,610
                                                                                =================== ==================



See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Consolidated Statements of Operations

                                                                                Years ended December 31
                                                                        1999              1998             1997
                                                                  ----------------- ----------------- ----------------
Revenues
Apartment rental income                                               $28,608,487       $21,924,722       $11,196,762
Restaurant rental income                                                4,338,830         4,500,000         4,500,000
Interest and other income                                                 510,166           715,365           554,869
                                                                  ----------------- ----------------- ----------------
                                                                       33,457,483        27,140,087        16,251,631

Expenses
Apartment operations                                                   10,022,807         7,181,402         3,545,555
Administrative expenses                                                 1,752,361         1,332,923         1,000,302
Depreciation                                                            6,955,955         5,406,005         2,685,718
Amortization                                                              569,086           530,688           580,344
Interest on notes payable to affiliates                                   131,599           460,112           510,731
Interest - other                                                       10,571,415         7,749,277         5,976,127
                                                                  ----------------- ----------------- ----------------
                                                                       30,003,223        22,660,407        14,298,777
                                                                  ----------------- ----------------- ----------------

Income before minority interest and extraordinary item                  3,454,260         4,479,680         1,952,854
Minority interest in Operating Partnership                                727,999           741,961            39,407
                                                                  ----------------- ----------------- ----------------
Income before extraordinary item                                        2,726,261         3,737,719         1,913,447
Extraordinary item - loss on early extinguishment of debt                       -            51,335           182,999
                                                                  ----------------- ----------------- ----------------
Net income                                                            $ 2,726,261       $ 3,686,384       $ 1,730,448
                                                                  ================= ================= ================

Per share data:
Basic earnings per share --
   Income before extraordinary item                                       $ 0.46            $ 0.63            $ 0.60
   Extraordinary item                                                          -             (0.01)            (0.06)
                                                                  ----------------- ----------------- ----------------
   Net income                                                             $ 0.46            $ 0.62            $ 0.54
                                                                  ================= ================= ================
Diluted earnings per share --
   Income before extraordinary item                                       $ 0.46            $ 0.63            $ 0.59
   Extraordinary item                                                          -             (0.01)            (0.07)
                                                                  ----------------- ----------------- ----------------
   Net income                                                             $ 0.46            $ 0.62            $ 0.52
                                                                  ================= ================= ================
Dividends declared                                                        $ 1.24            $ 1.24            $ 1.24
                                                                  ================= ================= ================
Weighted average shares outstanding                                    5,972,576         5,923,798         3,180,266
                                                                  ================= ================= ================


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity

                                                                                         Dividend
                                                                       Additional      distributions
                                              Common Stock               paid-in       in excess of
                                         Shares         Amount           capital        net income         Total
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1996            3,074,647         $30,746      $34,522,816    $  (9,651,124)     $24,902,438
Common stock issued                     2,556,128          25,562       32,980,196                -       33,005,758
Dividends paid                                  -               -                -       (3,853,675)      (3,853,675)
Net income                                      -               -                -        1,730,448        1,730,448
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1997            5,630,775          56,308       67,503,012      (11,774,351)      55,784,969
Common stock issued                       347,155           3,471        4,614,624                -        4,618,095
Dividends paid                                  -               -                -       (7,340,187)      (7,340,187)
Net income                                      -               -                -        3,686,384        3,686,384
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1998            5,977,930          59,779       72,117,636      (15,428,154)      56,749,261
Common stock issued                        29,020             290          324,090                -          324,380
Common stock retired                     (272,044)         (2,720)      (2,480,101)               -       (2,482,821)
Dividends paid                                  -               -                -       (7,420,640)      (7,420,640)
Net income                                      -               -                -        2,726,261        2,726,261
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1999            5,734,906         $57,349      $69,961,625     $(20,122,533)     $49,896,441
                                      ============= ================ ================ ================ ===============


See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                          1999             1998             1997
                                                                     --------------- ----------------- ----------------
Operating activities
Net income                                                           $   2,726,261   $   3,686,384     $   1,730,448
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary item - loss on early extinguishment of debt                     -          51,335           182,999
   Minority interest in Operating Partnership                              727,999         741,961            39,407
   Equity in income of Management Company                                 (122,774)       (114,954)         (209,867)
   Depreciation and amortization of intangibles                          7,525,041       5,936,693         3,266,062
   Amortization of defeasance credit                                      (166,656)              -                 -
   Changes in operating assets and liabilities:
      Rent and other receivables                                            32,474        (121,902)          (52,842)
      Prepaid expenses and other assets                                    148,013        (445,537)         (193,270)
      Accounts payable and accrued expenses                               (111,543)       (280,812)          318,405
      Security deposits and deferred revenue                               160,538         (33,443)          (75,281)
                                                                     --------------- ----------------- ----------------
Net cash provided by operating activities                               10,919,353       9,419,725         5,006,061

Investing activities
Acquisitions of apartment communities                                   (1,796,746)    (41,545,571)      (45,772,106)
Additions to apartment communities                                      (2,413,597)     (1,358,143)         (667,108)
Sale of restaurant properties                                            2,079,719               -                 -
Investment in and advances to Management Company                           330,000        (330,000)          100,000
Dividends received from Management Company                                       -               -           153,307
Investment in notes receivable                                           1,911,812        (627,805)       (1,909,007)
                                                                     --------------- ----------------- ----------------
Net cash provided by (used in) investing activities                        111,188     (43,861,519)      (48,094,914)

Financing activities
Net proceeds from issuance of common stock                                 324,380       3,089,960        32,932,322
Repurchase of common stock                                              (2,482,821)              -                 -
Distributions to Operating Partnership minority unitholders             (1,942,381)     (1,105,286)                -
Payment of dividends                                                    (7,420,640)     (7,340,187)       (3,853,675)
Proceeds from notes payable                                             17,807,519      49,122,805        48,765,007
Principal payments on notes payable                                    (17,140,109)    (10,829,662)      (32,680,787)
Payment of deferred financing costs                                       (234,652)       (464,707)         (458,053)
                                                                     --------------- ----------------- ----------------
Net cash (used in) provided by financing activities                    (11,088,704)     32,472,923        44,704,814
                                                                     --------------- ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                       (58,163)     (1,968,871)        1,615,961
Cash and cash equivalents at beginning of year                             489,694       2,458,565           842,604
                                                                     --------------- ----------------- ----------------

Cash and cash equivalents at end of year                             $     431,531   $     489,694     $   2,458,565
                                                                     =============== ================= ================

See accompanying notes.

BODDIE-NOELL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 1999


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

We are a self-administered and self-managed real estate investment trust ("REIT") that owns and operates apartment communities in North Carolina and Virginia. On December 31, 1999, we owned 15 apartment communities containing 3,440 apartments and had the right to acquire one additional apartment community containing 108 apartment units. We also own 44 restaurant properties, which we lease to Boddie-Noell Enterprises, Inc. ("Enterprises") under a master lease on a triple-net basis.

The Operating Partnership has a 1% voting interest and 95% economic interest in BNP Management, Inc. (the "Management Company"). We use the equity method to account for this investment. The Management Company currently manages four apartment communities, containing 891 apartment units, which are owned by other parties. We do not expect the operations of the Management Company to have a significant impact on our financial position, operating results or cash flows.

UpREIT Structure
In 1997 we converted to an UpREIT structure where the company is the Operating Partnership's sole general partner. UpREIT stands for "umbrella partnership real estate investment trust." We contributed our real estate properties and all other assets and liabilities to a limited liability company wholly owned by the Operating Partnership in exchange for ownership units of the Operating Partnership. We currently own approximately 77% of the units. Other unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

Segment Reporting
Operating segments are revenue-producing components of the company for which separate financial information is produced internally for our management. Under this definition, we operated, for all periods presented, as a single segment (apartment operations). Operating expenses for restaurant properties are insignificant because the lessee pays virtually all of the expenses associated with those properties.

Real Estate Investments
Real estate investments are stated at the lower of cost, less accumulated depreciation, or fair value. We compute depreciation using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for carpet and vinyl replacements. We expense ordinary repairs and maintenance costs at apartment communities. We capitalize significant improvements, renovations and replacements at apartment communities. Costs of repairs and maintenance and capital improvements at restaurant properties are borne by Enterprises.

We evaluate our real estate assets from time to time, or upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded value. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 1999 and 1998, none of our assets were considered impaired.

Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
We amortize the intangible asset related to the 1994 acquisition of management operations using the straight-line method over ten years. Accumulated amortization on this asset was approximately $1.8 million at December 31, 1999, and $1.4 million at December 31, 1998.

We defer costs incurred in connection with proposed acquisition of properties and stock offerings until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense.

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs. Accumulated amortization on these assets was $257,000 at December 31, 1999, and $305,000 at December 31, 1998.

Fair Values of Financial Instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.
We estimate the fair value of fixed rate notes and variable rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our mortgage and other notes payable at December 31, 1999, totaled approximately $143.6 million.

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

Revenue Recognition
We record rental and other revenue as they are earned.

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled $270,000 in 1999, $211,000 in 1998, and $101,000 in 1997.

Stock-Based Compensation
We measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for our fixed stock option plans.

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

Comprehensive Income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 1999, 1998, or 1997, other than net income as reported.

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

Reclassifications
Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on net income, shareholders' equity or cash flows as previously reported.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                  1999              1998
                                            ----------------- -----------------

Apartment properties
   Land                                       $ 18,844,291      $ 18,220,291
   Buildings and improvements                  184,521,114       170,318,354
   less accumulated depreciation               (16,642,517)      (10,438,347)
                                            ----------------- -----------------
                                               186,722,888       178,100,298
Restaurant properties
   Land                                         11,323,843        12,068,737
   Buildings and improvements                   29,220,898        31,136,338
   less accumulated depreciation                (9,283,691)       (9,113,830)
                                            ----------------- -----------------
                                                31,261,050        34,091,245
                                            ----------------- -----------------
                                              $217,983,938      $212,191,543
                                            ================= =================

We acquired 10 of our 15 apartment communities during 1999, 1998, and 1997. The results of operations of these apartment communities are included in the financial statements from the dates of acquisition, as follows:

1999 acquisition:
o Chason Ridge Apartments acquired effective January 1, 1999, for a total cost of approximately $12.5 million, including cash payments totaling approximately $1.8 million and assumption of debt.

1998 acquisitions:
o Woods Edge Apartments acquired effective June 1, 1998, for a total cost of approximately $14.1 million, including cash payments totaling approximately $2.4 million, issuance of Operating Partnership units with an imputed value of $2.7 million, and assumption of debt.
o Oak Hollow Apartments acquired effective July 27, 1998, for a total cost of approximately $12.3 million, including cash payments totaling approximately $2.4 million, issuance of Operating Partnership units with an imputed value of $1.5 million, and assumption of debt.
o Madison Hall Apartments acquired effective August 22, 1998, for a total cost of approximately $6.4 million, including cash payments totaling approximately $5.3 million and issuance of Operating Partnership units with an imputed value of $1.1 million
o Summerlyn Place Apartments acquired effective September 2, 1998, for a total cost of approximately $10.4 million, including cash payments of approximately $9.1 million and issuance of Operating Partnership units with an imputed value of $1.3 million.
o Allerton Place Apartments acquired effective September 9, 1998, for a total cost of approximately $16.0 million, including cash payments totaling approximately $14.7 million and issuance of Operating Partnership units with an imputed value of $1.3 million.

1997 acquisitions:
o Abbington Place Apartments, Pepperstone Apartments, Savannah Place Apartments and Waterford Place Apartments acquired effective December 1, 1997, for a total cost of approximately $60.9 million, including cash payments totaling approximately $45.9 million and issuance of Operating Partnership units with an imputed value of $15.0 million.

In June 1999, we sold three restaurant properties to the lessee (who is an affiliate) for their net carrying value of approximately $2.1 million. We applied the proceeds from this sale to reduce our line of credit that is secured by the restaurant properties.

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

                                                1998              1997
                                          ----------------- -----------------

Total revenue                                  $31,083,000       $26,696,000
Income before extraordinary item                 3,779,000         2,512,000
Net income                                       3,730,000         2,347,000
Earnings per share                                    0.63              0.74

Note 3.  Notes Payable

Notes payable at December 31 consist of the following:

                                                                              1999               1998
                                                                        ------------------ ------------------
Revolving lines of credit with a bank:

Principal sum of up to $23.9 million, due January 2002,
secured by deeds of trust and assignment of rents of 44
restaurant properties. Interest-only payments on the
outstanding balance due monthly at a variable interest rate
of 30-day LIBOR plus 1.75% (8.34% at December 31, 1999).
At December 31, 1999, $2.9 million of funds were
available under this revolving line of credit.                            $ 20,950,000        $ 11,950,000

Principal sum of up to $18.0 million, due December 2004,
secured by a deed of trust and assignment of rents of
Latitudes Apartments. Interest-only payments on the
outstanding balance due monthly at a variable interest
rate of 30-day LIBOR plus 2.0% (8.59% at December 31,
1999). At December 31, 1999, $5.3 million of funds were
available under this revolving line of credit.                              12,719,331                   -

Principal sum of up to $2.0 million, due January 2002,
secured by a deed of trust and assignment of rents of
Latitudes Apartments. Interest-only payments on the
outstanding balance due monthly at a variable interest
rate of 30-day LIBOR plus 2.00% (8.59% at December 31,
1999). At December 31, 1999, this entire line of credit was
available.                                                                           -                   -

Variable rate notes payable:

Note payable to a bank in the principal amount of up to
$2,625,000 due February 2000, interest on the outstanding
principal balance at 30-day LIBOR plus 2.25% (8.84% at
December 31, 1999) payable monthly. Secured by deeds of
trust and assignment of rents of two apartment communities.                    625,000           2,536,812

Note payable to an affiliate due May 1999, interest
at the lower of 30-day LIBOR plus 1.50% or 8%, payable
quarterly.                                                                           -           6,100,000

Fixed rate notes payable:

Notes payable comprised of four loans, payable in
monthly installments totaling approximately $172,000
including principal and interest at rates ranging from
6.87% to 8.55%, with maturities in 2005 through 2034.
Secured by deeds of trust and assignment of rents
of four apartment communities.                                              32,223,517          35,571,309



                                                                              1999               1998
                                                                        ------------------ ------------------
Notes payable comprised of 10 loans, interest rates ranging
from 6.35% to 6.97%, payable in interest-only monthly
installments totaling approximately $478,000, with maturities in 2007 and 2008. Secured by deeds of trust and assignment of
rents of 10 apartment communities.                                           84,365,500         84,365,500
                                                                        ------------------ ------------------

                                                                           $150,883,348       $140,523,621
                                                                        ================== ==================

As of December 31, 1999, scheduled principal payments were approximately as follows: 2000 - $971,000; 2001 - $375,000; 2002 - $21,356,000; 2003 - $439,000;
2004 - $13,194,000; thereafter - $114,548,000.

During 1999 we modified and expanded our lines of credit with a bank. We modified our line of credit secured by our restaurant properties to extend the maturity date to January 2002. Also, in conjunction with the sale of three restaurants, we reduced this line of credit to a maximum of $23.9 million. We executed a line of credit arrangement secured by one of our apartment communities and applied a $12.7 million initial draw on this line to retire a deed of trust loan related to Latitudes Apartments.

In conjunction with the acquisition of Chason Ridge Apartments in January 1999, we assumed a HUD-insured loan in the amount of $9.7 million, payable in monthly installments of $72,000 including principal and interest at 8.5%. In addition, the note provides for payment of mortgage insurance with a premium of 0.5% of the loan balance. A deed of trust and assignment of rents of Chason Ridge Apartments secure the loan. The interest rate on this loan exceeded current market rates at the time of the acquisition, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit for defeasance of above-market interest, which we will apply to reduce recorded interest expense monthly through 2004.

In January 1998, we applied $1.9 million proceeds from a common stock offering to pay off the outstanding balance of our line of credit with a bank. In conjunction with this payoff, we wrote off unamortized loan costs of $17,000. In March 1998, we applied $7.0 million proceeds from a fixed rate deed of trust loan and operating cash to retire an $8.5 million variable rate mortgage note secured by deeds of trust on and assignment of rents of three apartment communities. In conjunction with this refinancing, we wrote off unamortized loan costs of $43,000. We have reflected these write-offs, net of minority interests' share, in the financial statements as an extraordinary item.

In December 1997, we applied proceeds of a common stock offering to retire an $8.8 million unsecured loan, to retire a $1.4 million variable rate second deed of trust, and to pay down $22.0 million of our line of credit with a bank. In conjunction with these prepayments, we wrote off unamortized loan costs of $227,000. We have reflected these write-offs, net of minority interests' share, in the financial statements as an extraordinary item.

Interest payments were as follows:

                                      1999            1998            1997
                                --------------- --------------- ---------------

Payments to affiliates            $   239,484      $  482,750      $  505,728
Payments to other lenders          10,730,979       7,579,941       5,799,841
                                --------------- --------------- ---------------
                                  $10,970,463      $8,062,691      $6,305,569
                                =============== =============== ===============

The loan agreements related to the lines of credit include covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

Note 4.  Shareholders' Equity

Authorized Capital Stock
Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100 million shares of common stock and 10 million shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors. No preferred shares have been issued.

Approximately 2.6 million authorized shares of common stock are reserved for future issuance under the company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Operating Partnership units issued for acquisitions of apartment communities.

Common Stock Offering
In December 1997, we completed a common stock offering and issued 2,500,000 shares of common stock at a price of $14.125 per share. Net proceeds of the offering were approximately $32.3 million. In January 1998, the underwriters exercised their over-allotment option for 200,000 shares, and we received additional proceeds of $2.6 million.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 29,020 shares in 1999, 38,069 shares in 1998, and 39,828 shares in 1997 through the Plan.

Dividend Payments
We paid dividend distributions totaling $1.24 per share each year during 1999, 1998, and 1997. The allocation between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                           1999        1998        1997
                                        ----------- ----------- -----------

Non-taxable return of capital              49.7%       44.8%       45.8%
Taxable ordinary dividend income           50.3%       55.2%       54.2%

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts.

                                                              1999              1998              1997
                                                        ----------------- ----------------- -----------------
Numerators:
Numerator for basic earnings per share -
   Income before extraordinary item                        $2,726,261        $3,737,719        $1,913,447
   Extraordinary item                                               -           (51,335)         (182,999)
                                                        ----------------- ----------------- -----------------
   Net income                                              $2,726,261        $3,686,384        $1,730,448
                                                        ================= ================= =================
Numerator for diluted earnings per share -
   Income before extraordinary item (1)                    $3,454,260        $4,479,680        $1,952,854
   Extraordinary item (1)                                           -           (59,682)         (227,000)
                                                        ----------------- ----------------- -----------------
   Net income (1)                                          $3,454,260        $4,419,998        $1,725,854
                                                        ================= ================= =================

Denominators:
Denominator for basic earnings per share -
   Weighted average shares outstanding                      5,972,576         5,923,798         3,180,266
Effect of dilutive securities:
   Contingent stock - acquisition                                   -             1,785            29,234




                                                              1999              1998              1997
                                                        ----------------- ----------------- -----------------
   Convertible Operating Partnership units                  1,600,780         1,191,312            80,688
   Stock options (2)                                                -            15,430            24,968
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                          1,600,780         1,208,527           134,890
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average shares and
   assumed conversions                                      7,573,356         7,132,325         3,315,156
                                                        ================= ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We did not include any of the options outstanding during 1999 in the calculation of diluted earnings per share for 1999. In addition, we excluded options to purchase 120,000 shares of common stock at $13.125, and options to purchase 60,000 shares of common stock at $11.25, that were outstanding during 1998, from the calculation of diluted earnings per share for 1998. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

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

The following table summarizes information about stock options outstanding at December 31, 1999.

                                           Weighted Average
                                              Remaining
                                             Contractual        Number of         Number of
                                             Life (Years)        Options           Options
                                                               Outstanding       Exercisable
                                           ----------------- ----------------- -----------------
Exercise price $11.25 per share                     8.83            60,000            15,000
Exercise price $13.125 per share                    8.50           120,000            30,000
Exercise price $12.25 per share                     7.33           110,000            55,000
Exercise price $12.50 per share                     4.88           140,000           140,000
                                                             ----------------- -----------------
                                                    7.07           430,000           240,000
                                                             ================= =================

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions to estimate the fair value of options granted:


                                                      1999           1998            1997
                                                 --------------- -------------- ---------------
Weighted average fair value                        $  0.17         $  0.17        $  0.23
Weighted average exercise price                      12.50           12.50          12.25
Weighted average dividend yield                       9.97%           9.97%         10.12%
Expected volatility                                   0.152           0.152          0.144

                                                      1999           1998            1997
                                                 --------------- -------------- ---------------
Weighted average risk-free interest rate              4.88%          4.88%         6.76%
Expected vesting period                               4 years        4 years        4 years

Had we determined compensation cost for our fixed stock option plans consistent with the fair value method outlined in Financial Accounting Standards Board Statement No. 123, the impact on our net income and earnings per share would not have been material.

Changes in outstanding stock options were as follows:




                                       1999                       1998                       1997
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------ ------------ -------------
Beginning balance               430,000        $12.44      250,000        $12.39      150,000        $12.50
Granted                               -             -      180,000         12.50      110,000         12.25
Exercised                             -             -            -             -            -             -
Repurchased                           -             -            -             -      (10,000)        12.50
Forfeited                             -             -            -             -            -             -
                             ------------- ------------ ------------- ------------ ------------- ------------
Ending balance                  430,000        $12.44      430,000        $12.44      250,000        $12.39
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        240,000        $12.44      167,500        $12.46      112,500        $12.50
                             ============= ============ ============= ============ ============= ============

Note 5.  Rental Operations

Apartment Properties
We lease our residential apartments under operating leases with monthly payments due in advance. Terms of the apartment leases are generally one year or less, with none longer than two years.

Restaurant Properties - Master Lease Agreement
The lease agreement with Enterprises has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions as defined in the agreement, both Enterprises and the company have the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed to be non-economic.

In June 1999, we sold three restaurants to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Under the terms of this clause, the lessee may close up to seven restaurants and buy them back for no less than net carrying value. Following the sale of these properties, the annual minimum rent on the remaining 44 restaurants was approximately $4.3 million in 1999, and $4.2 million per year thereafter, compared to $4.5 million minimum rent on 47 restaurants in 1998 and 1997.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 1999, 1998, and 1997.

Note 6.  Related Party Transactions

Certain directors and officers of the company hold similar positions with Enterprises and Boddie Investment Company. We purchased 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43.2 million in 1987. We derived approximately 13.0% of our revenue in 1999 from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

Certain current and former directors of the company were the sole shareholders and directors of BT Venture Corporation. In October 1994, we acquired BT Venture Corporation for cash, 134,610 shares of our common stock and relief from certain debt and other obligations, for a total value of approximately $23.2 million. In addition, we recorded additional consideration totaling $1.7 million through 1997 related to this acquisition. We paid the additional consideration by issuing a total of 130,568 shares of common stock during 1994 through 1998.

In connection with the acquisition of BT Venture Corporation, we assumed a note payable to Enterprises in the amount of $6,100,000 and a note payable to Boddie Investment Company in the amount of $956,000. In May 1998, we issued 65,648 shares of our common stock to retire the note payable to Boddie Investment Company. In May 1999, we retired the note payable to Enterprises with a cash payment.

In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. We refer to these acquisitions as the "Chrysson acquisitions" and to the former owners as the "Chrysson Parties." Certain current directors of the company were shareholders and officers in the Chrysson Parties. We have issued 1,349,954 Operating Partnership units through December 31, 1999, in conjunction with acquisitions of six of the apartment communities. We will issue approximately 139,000 units to acquire one remaining Chrysson apartment community when it has reached certain performance standards specified in the agreement.

In February 1997, we signed a participating loan agreement with The Villages of Chapel Hill Limited Partnership, a limited partnership whose general partner is Boddie Investment Company. Under the terms of the agreement, we committed to loan The Villages up to $2,625,000 to fund a substantial rehabilitation of its apartment community. We also guaranteed a $1,500,000 bank loan. In exchange we receive minimum interest on our loan at the greater of 12.5% or the 30-day LIBOR rate plus 6.125%. We also receive 25% participation in increased rental revenue for seven years and 25% participation in the increase in value of the property at the end of seven years or upon its sale. Through December 31, 1998, we advanced $2.5 million under the loan agreement. In February 1999, The Villages reduced the outstanding principal balance of its note payable to us to $625,000. We applied the $1.9 million proceeds to reduce our variable rate note payable to a bank to $625,000. We received interest and participation income of $151,000 in 1999, $323,000 in 1998, and $120,000 in 1997. In addition, we received guarantee fees of $37,500 in 1999, 1998, and 1997.

We have made loans totaling $180,000 to certain officers of the company. In addition, the company has guaranteed a note payable to a bank by one officer by agreeing to redeem up to 39,570 shares of our common stock at an imputed value of approximately $435,000 in the event of a default.

Certain officers of the company are also officers of the Management Company and own a 5% economic interest and a 99% voting interest in it. The Management Company provides fee management for five limited partnerships whose general partner is Boddie Investment Company.

Note 7.  Profit Sharing Plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions through the Management Company based on the level of employee participation as defined.

Note 8.  Commitments and Contingencies

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

Note 9.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 1999 and 1998:



                                                                  Income before
                                                                Extraordinary Item
                                          Revenues           Total           Per Share         Net Income
                                      ----------------- ----------------- ----------------- -----------------
1999
First quarter                            $ 8,360,466       $  810,486             $0.14        $  810,486
Second quarter                             8,540,797          654,609              0.10           654,609
Third quarter                              8,287,560          674,426              0.12           674,426
Fourth quarter                             8,268,660          586,740              0.10           586,740
                                      ----------------- ----------------- ----------------- -----------------
                                         $33,457,483       $2,726,261             $0.46        $2,726,261
                                      ================= ================= ================= =================

1998
First quarter                            $ 5,916,257       $1,095,480             $0.19        $1,044,145
Second quarter                             6,084,239        1,095,244              0.18         1,095,244
Third quarter                              7,133,498          679,675              0.11           679,675
Fourth quarter                             8,006,093          867,320              0.15           867,320
                                      ----------------- ----------------- ----------------- -----------------
                                         $27,140,087       $3,737,719             $0.63        $3,686,384
                                      ================= ================= ================= =================

Note 10.  Subsequent Events

The Board of Directors declared a regular quarterly dividend of $.31 per share on January 14, 2000, payable on February 15, 2000, to shareholders of record on February 1, 2000.

During January 2000 we repurchased and retired 27,956 shares of our common stock at a total cost of approximately $255,000.

BODDIE-NOELL PROPERTIES, INC.
-----------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 1999


Description                              Encumb.               Initial Costs                 Costs
-----------                              -------               -------------              Capitalized
                                                                        Buildings &       Subsequent
                                                           Land         Improvem'ts     to Acquisition
Apartment Properties:
North Carolina:
Paces Commons, Charlotte                  $10,372,011      $1,430,158      $12,871,424          $957,995
Oakbrook, Charlotte                         6,269,618         848,835        8,523,384           612,454
Harris Hill, Charlotte                      5,932,196       1,003,298        7,867,857           635,361
Paces Village, Greensboro                   7,000,000       1,250,000        9,416,580           352,178
Abbington Place, Greensboro                15,785,250       2,302,000       23,598,676           268,867
Pepperstone, Greensboro                     3,883,750         552,000        5,015,153           210,259
Savannah Place, Winston-Salem               7,312,500         790,000       10,032,721           208,486
Waterford Place, Greensboro                11,089,000       1,686,000       16,745,972           111,610
Woods Edge, Durham                          9,750,000         994,000       13,061,195           800,076
Oak Hollow, Cary                            8,385,000       1,480,000       10,808,689           236,452
Madison Hall, Clemmons                      4,245,000         303,000        6,054,307           127,931
Summerlyn Place, Burlington                 6,645,000         837,000        9,559,115            55,279
Allerton Place, Greensboro                 10,270,000       1,384,000       14,650,428            78,622
Chason Ridge, Fayetteville                  9,649,692         624,000       11,790,472           137,950

                                     ----------------------------------------------------------------------
                                          116,589,017      15,484,291      159,995,972         4,793,521
Virginia:
Latitudes, Virginia Beach                  12,719,331       3,360,000       18,606,667         1,129,432
Total Apartment Properties                129,308,348      18,844,291      178,602,639         5,922,953

Restaurant Properties:
North Carolina:
Bessemer City                              (1)                152,079          391,060                 -
Burlington                                 (1)                162,411          417,629                 -
Chapel Hill                                (1)                273,556          703,430                 -
Denver                                     (1)                275,484          708,387                 -
Eden                                       (1)                253,282          651,296                 -
Fayetteville (Ramsey)                      (1)                260,135          668,919                 -
Fayetteville (N.Eastern)                   (1)                308,271          792,696                 -
Fayetteville (Bragg)                       (1)                235,951          606,730                 -



Description                                 Carried at Close of Period (2)
-----------                                 ------------------------------
                                                    Buildings &                       Accumulated    Date of      Date       Life
                                        Land        Improvem'ts         Total        Depreciation    Constr.    Acquired   (Years)
Apartment Properties:
North Carolina:
Paces Commons, Charlotte               $1,430,158      $13,829,419      $15,259,577      $2,525,848      1988       Jun-93       40
Oakbrook, Charlotte                       848,835        9,134,179        9,983,014       1,426,875      1985       Jun-94       40
Harris Hill, Charlotte                  1,003,298        8,503,218        9,506,516       1,306,114      1988       Dec-94       40
Paces Village, Greensboro               1,250,000        9,768,758       11,018,758       1,098,234      1988       Apr-96       40
Abbington Place, Greensboro             2,302,000       23,867,543       26,169,543       1,903,356      1997       Dec-97       40
Pepperstone, Greensboro                   552,000        5,225,412        5,777,412         384,173      1992       Dec-97       40
Savannah Place, Winston-Salem             790,000       10,241,207       11,031,207         728,978      1991       Dec-97       40
Waterford Place, Greensboro             1,686,000       16,857,582       18,543,582       1,333,574      1997       Dec-97       40
Woods Edge, Durham                        994,000       13,861,271       14,855,271         616,440      1985       Jun-98       40
Oak Hollow, Cary                        1,480,000       11,045,141       12,525,141         448,285      1983       Jul-98       40
Madison Hall, Clemmons                    303,000        6,182,238        6,485,238         262,299      1997       Aug-98       40
Summerlyn Place, Burlington               837,000        9,614,394       10,451,394         399,808      1998       Sep-98       40
Allerton Place, Greensboro              1,384,000       14,729,050       16,113,050         684,897      1998       Sep-98       40
Chason Ridge, Fayetteville                624,000       11,928,422       12,552,422         369,576      1994       Jan-99       40

                                    ----------------------------------------------------------------
                                       15,484,291      164,787,834      180,272,125      13,488,457
Virginia:
Latitudes, Virginia Beach               3,360,000       19,733,280       23,093,280       3,154,060      1989       Oct-94       38
Total Apartment Properties             18,844,291      184,521,114      203,365,405      16,642,517

Restaurant Properties:
North Carolina:
Bessemer City                             152,079          391,060          543,139         124,244    Nov-77       Apr-87       40
Burlington                                162,411          417,629          580,040         132,683    Oct-85       Apr-87       40
Chapel Hill                                     -                -                -               -    Aug-64       Apr-87       40
Denver                                    275,484          708,387          983,871         225,060    Jul-83       Apr-87       40
Eden                                      253,282          651,296          904,578         206,921    Jun-73       Apr-87       40
Fayetteville (Ramsey)                     260,135          668,919          929,054         212,521    Oct-73       Apr-87       40
Fayetteville (N.Eastern)                  308,271          792,696        1,100,967         251,845    Sep-83       Apr-87       40
Fayetteville (Bragg)                      235,951          606,730          842,681         192,763    Jan-85       Apr-87       40



Description                              Encumb.               Initial Costs                 Costs
-----------                              -------               -------------              Capitalized
                                                                        Buildings &       Subsequent
                                                           Land         Improvem'ts     to Acquisition
Gastonia (E. Franklin)                     (1)                230,421          592,511                 -
Gastonia (N. Chester)                      (1)                199,133          512,055                 -
Hillsborough                               (1)                290,868          747,948                 -
Kinston (W. Vernon)                        (1)                237,135          609,777                 -
Kinston (Richlands)                        (1)                231,678          595,743                 -
Mt. Airy                                   (1)                272,205          699,955                 -
Newton                                     (1)                223,453          574,594                 -
Siler City                                 (1)                268,312          689,945                 -
Spring Lake                                (1)                218,925          562,949                 -
Thomasville (E. Main)                      (1)                253,716          652,411                 -
Thomasville (Randolph)                     (1)                327,727          842,726                 -
                                                            4,674,742       12,020,761                 -
                                                      ------------------------------------------------------
Virginia:
Ashland                                    (1)                296,509          762,452                 -
Blackstone                                 (1)                275,565          708,596                 -
Bluefield                                  (1)                205,700          528,947                 -
Chester                                    (1)                300,165          771,852                 -
Clarksville                                (1)                211,545          543,972                 -
Clintwood                                  (1)                222,673          572,588                 -
Dublin                                     (1)                364,065          936,168                 -
Franklin                                   (1)                287,867          740,230                 -
Galax                                      (1)                309,578          796,057                 -
Hopewell                                   (1)                263,939          678,701                 -
Lebanon                                    (1)                266,340          684,876                 -
Lynchburg (Langhorne)                      (1)                249,865          642,509                 -
Lynchburg (Timberlake)                     (1)                276,153          710,107                 -
Norfolk                                    (1)                325,822          837,829                 -
Orange                                     (1)                244,883          629,699                 -
Petersburg                                 (1)                357,984          920,531                 -
Richmond (Forest Hill)                     (1)                196,084          504,216                 -
Richmond (Midlothian)                      (1)                270,736          696,179                 -
Richmond (Myers)                           (1)                321,946          827,861                 -



Description                                  Carried at Close of Period (2)
-----------                                  ------------------------------
                                                     Buildings &                       Accumulated    Date of      Date       Life
                                         Land        Improvem'ts         Total        Depreciation    Constr.    Acquired   (Years)
Gastonia (E. Franklin)                     230,421          592,511          822,932         188,244    Apr-63       Apr-87       40
Gastonia (N. Chester)                            -                -                -               -    Jan-78       Apr-87       40
Hillsborough                               290,868          747,948        1,038,816         237,628    Mar-78       Apr-87       40
Kinston (W. Vernon)                        237,135          609,777          846,912         193,730    Jul-62       Apr-87       40
Kinston (Richlands)                        231,678          595,743          827,421         189,272    Dec-81       Apr-87       40
Mt. Airy                                         -                -                -               -    May-73       Apr-87       40
Newton                                     223,453          574,594          798,047         182,554    Mar-76       Apr-87       40
Siler City                                 268,312          689,945          958,257         219,201    May-79       Apr-87       40
Spring Lake                                218,925          562,949          781,874         178,853    Mar-76       Apr-87       40
Thomasville (E. Main)                      253,716          652,411          906,127         207,276    Feb-66       Apr-87       40
Thomasville (Randolph)                     327,727          842,726        1,170,453         267,739    Apr-74       Apr-87       40
                                         3,929,848       10,105,321       14,035,169       3,210,534
                                     ----------------------------------------------------------------
Virginia:
Ashland                                    296,509          762,452        1,058,961         242,237    Apr-87       Apr-87       40
Blackstone                                 275,565          708,596          984,161         225,127    Sep-79       Apr-87       40
Bluefield                                  205,700          528,947          734,647         168,050    Feb-85       Apr-87       40
Chester                                    300,165          771,852        1,072,017         245,223    May-73       Apr-87       40
Clarksville                                211,545          543,972          755,517         172,824    Oct-85       Apr-87       40
Clintwood                                  222,673          572,588          795,261         181,915    Jan-81       Apr-87       40
Dublin                                     364,065          936,168        1,300,233         297,428    Jul-83       Apr-87       40
Franklin                                   287,867          740,230        1,028,097         235,176    Feb-75       Apr-87       40
Galax                                      309,578          796,057        1,105,635         252,912    Jun-74       Apr-87       40
Hopewell                                   263,939          678,701          942,640         215,629    Jun-78       Apr-87       40
Lebanon                                    266,340          684,876          951,216         217,591    Jun-83       Apr-87       40
Lynchburg (Langhorne)                      249,865          642,509          892,374         204,129    Sep-82       Apr-87       40
Lynchburg (Timberlake)                     276,153          710,107          986,260         225,606    Aug-83       Apr-87       40
Norfolk                                    325,822          837,829        1,163,651         266,184    Aug-84       Apr-87       40
Orange                                     244,883          629,699          874,582         200,059    Aug-74       Apr-87       40
Petersburg                                 357,984          920,531        1,278,515         292,460    Mar-74       Apr-87       40
Richmond (Forest Hill)                     196,084          504,216          700,300         160,193    Nov-74       Apr-87       40
Richmond (Midlothian)                      270,736          696,179          966,915         221,180    Jan-74       Apr-87       40
Richmond (Myers)                           321,946          827,861        1,149,807         263,018    Apr-83       Apr-87       40



Description                              Encumb.               Initial Costs                 Costs
-----------                              -------               -------------              Capitalized
                                                                        Buildings &       Subsequent
                                                           Land         Improvem'ts     to Acquisition
Roanoke (Hollins)                          (1)                257,863          663,076                 -
Roanoke (Abenham)                          (1)                235,864          606,507                 -
Rocky Mount                                (1)                248,434          638,829                 -
Smithfield                                 (1)                223,070          573,608                 -
Staunton                                   (1)                260,569          670,035                 -
Verona                                     (1)                191,631          492,765                 -
Virginia Beach (Lynnhaven)                 (1)                271,570          698,322                 -
Virginia Beach (Holland)                   (1)                277,943          714,710                 -
Wise                                       (1)                219,471          564,355                 -
                                                            7,433,834       19,115,577                 -
                                                      -----------------------------------------------------
Total Restaurant Properties                20,950,000      12,108,576       31,136,338                 -
                                     ----------------------------------------------------------------------
 Total Real Estate                       $150,258,348     $30,952,867     $209,738,977        $5,922,953
                                     ======================================================================


Description                             Carried at Close of Period (2)
-----------                             ------------------------------
                                                Buildings &                       Accumulated    Date of      Date       Life
                                    Land        Improvem'ts         Total        Depreciation    Constr.    Acquired   (Years)
Roanoke (Hollins)                     257,863          663,076          920,939         210,665    Feb-73       Apr-87       40
Roanoke (Abenham)                     235,864          606,507          842,371         192,692    Nov-82       Apr-87       40
Rocky Mount                           248,434          638,829          887,263         202,960    May-80       Apr-87       40
Smithfield                            223,070          573,608          796,678         182,240    Apr-77       Apr-87       40
Staunton                              260,569          670,035          930,604         212,876    Sep-83       Apr-87       40
Verona                                191,631          492,765          684,396         156,554    Jan-85       Apr-87       40
Virginia Beach (Lynnhaven)            231,731          698,322          930,053         221,862    Jun-80       Apr-87       40
Virginia Beach (Holland)              277,943          714,710          992,653         227,068    Aug-83       Apr-87       40
Wise                                  219,471          564,355          783,826         179,299    Jun-80       Apr-87       40
                                    7,393,995       19,115,577       26,509,572       6,073,157
                                  --------------------------------------------------------------
Total Restaurant Properties        11,323,843       29,220,898       40,544,741       9,283,691
                                  --------------------------------------------------------------
 Total Real Estate                $30,168,134     $213,742,012     $243,910,146     $25,926,208
                                  ==============================================================

(1) Indicates the 44 restaurants encumbered by the bank term loan of up to $23,872,000; $20,950,000 outstanding at 12/31/99
(2) Aggregate cost at December 31, 1999, for federal income tax purposes was approximately $219.7 million

BODDIE-NOELL PROPERTIES, INC.
Schedule III - Real Estate amd Accumulated Depreciation




                                                           1999                    1998                1997
                                               ---------------------    ---------------------   -------------------

 Real estate investments:
       Balance at beginning of year                    $231,743,720             $171,254,604          $109,815,123
       Additions during year
          Acquisitions by merger                                  -                        -                     -
          Other acquisitions                             12,414,472               59,131,734            60,722,522
          Improvements, etc.                              2,415,495                1,361,940               718,459
       Deductions during year                            (2,663,541)                  (4,558)               (1,500)
                                               ---------------------    ---------------------   -------------------
       Balance at close of year                        $243,910,146             $231,743,720          $171,254,604
                                               =====================    =====================   ===================


 Accumulated depreciation:
       Balance at beginning of year                    $ 19,552,177             $ 14,146,933          $ 11,461,365
       Provision for depreciation                         6,955,955                5,406,005             2,685,718
       Deductions during year                              (581,924)                    (761)                 (150)
                                               ---------------------    ---------------------   -------------------
       Balance at close of year                        $ 25,926,208             $ 19,552,177          $ 14,146,933
                                               =====================    =====================   ===================



                                INDEX TO EXHIBITS



Exhibit No.
                                                                                                     Page
     2.1*    Master Agreement of Merger and Acquisition by and among Boddie-
             Noell Properties, Inc., Boddie-Noell Properties Limited
             Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael
             Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September
             22, 1997 (filed as Exhibit 2.1 to Registration Statement No.
             333-39803 on Form S-2, December 16, 1997, and incorporated
             herein by reference)                                                                       -
     2.2*    Amendment to Master Agreement of Merger and Acquisition dated
             September 22, 1997, by and among Boddie-Noell Properties, Inc.,
             Boddie-Noell Properties Limited Partnership, Paul G. Chrysson,
             James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D.
             Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to Boddie-
             Noell Properties, Inc. Current Report on Form 8-K dated December
             1, 1997, and incorporated herein by reference)                                             -
     3.1*    Articles of Incorporation (filed as Exhibit 3.1 to Boddie-Noell
             Properties, Inc., Current Report on Form 8-K dated March 17, 1999,
             and incorporated herein by reference)                                                      -
     3.2*    By-Laws (filed as Exhibit 3.2 to Boddie-Noell Properties, Inc.,
             Current Report on Form 8-K dated March 17, 1999, and incorporated
             herein by reference)                                                                       -
     4*      Rights Agreement, dated March 18, 1999, between the Company and
             First Union National Bank (filed as Exhibit 4 to Boddie-Noell
             Properties, Inc. Current Report on Form 8-K dated March 17, 1999,
             and incorporated herein by reference)                                                      -
    10.1*    Amended and Restated Agreement of Limited Partnership of Boddie-
             Noell Properties Limited Partnership (filed as Exhibit 10.1 to
             Boddie-Noell Properties, Inc. Annual Report on Form 10-K dated
             December 31, 1998, and incorporated herein by reference)                                   -
    10.2*    Amended and Restated Master Lease Agreement dated December 21,
             1995, between Boddie-Noell Properties, Inc. and Boddie-Noell
             Enterprises, Inc. (filed as Exhibit 10.1 to Boddie-Noell
             Properties, Inc. Annual Report on Form 10-K dated December 31,
             1995, and incorporated herein by reference)                                                -
    10.3*    Boddie-Noell Properties, Inc. 1994 Stock Option and Incentive Plan
             effective August 4, 1994, and amended effective May 15, 1998
             (filed as an exhibit in Schedule 14A of Proxy Statement dated
             April 13, 1998, and incorporated herein by reference)                                      -
    10.4*    Form and description of Employment Agreements dated July 15, 1997, between Boddie-Noell Properties, Inc. and certain officers (filed as Exhibit 10 to Boddie-Noell Properties, Inc. Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1997, and
             incorporated herein by reference)
    21       Subsidiaries of the Registrant                                                            49
    23       Consent of Ernst & Young LLP                                                              50
    27       Financial Data Schedule (electronic filing)                                                -


* Incorporated herein by reference