Form 10-Q
period 2000-03-31
BNP RESIDENTIAL PROPERTIES INC
filed 2000-05-10
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-9496
                        ------


                        BNP RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

Maryland                                                    56-1574675
--------                                                    ----------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

              3850 One First Union Center, Charlotte, NC 28202-6032
               (Address of principal executive offices) (Zip Code)

                                  704/944-0100
                         (Registrant's telephone number)

                     formerly Boddie-Noell Properties, Inc.
                                  (former name)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 2000 (the latest practicable date).

Common Stock, $.01 par value                                 5,706,950
----------------------------                                 ---------
(Class)                                                      (Number of shares)


                                                    Total number of pages:  17

                                TABLE OF CONTENTS


   Item No.                                                                                   Page No.
                        PART I - Financial Information
          1             Financial Statements                                                        3
          2             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                   9
          3             Quantitative and Qualitative Disclosures
                        About Market Risk                                                          15

                        PART II - Other Information
          6             Exhibits and Reports on Form 8-K                                           16




                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31          December 31
                                                                             2000               1999
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $203,827,945       $203,365,405
   Restaurant properties                                                     40,544,741         40,544,741
                                                                       ------------------ ------------------
                                                                            244,372,686        243,910,146
   Less accumulated depreciation                                            (27,695,689)       (25,926,208)
                                                                       ------------------ ------------------
                                                                            216,676,997        217,983,938
Cash and cash equivalents                                                       854,404            431,531
Other current assets                                                          1,840,608          1,638,199
Investment in and advances to Management Company                                517,775            452,489
Notes receivable                                                                      -            625,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,825,938          1,927,488
   Deferred financing costs                                                   1,166,988          1,210,990
                                                                       ------------------ ------------------
         Total assets                                                      $222,882,710       $224,269,635
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $150,677,089       $150,883,348
Accounts payable and accrued expenses                                         1,453,879            852,994
Escrowed security deposits and deferred revenue                                 436,215            486,748
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              791,680            833,344
                                                                       ------------------ ------------------
      Total liabilities                                                     153,358,863        153,056,434

Minority interest in Operating Partnership                                   20,960,522         21,316,760
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,706,950 at March 31, 2000, and
   5,734,906 at December 31, 1999                                                57,069             57,349
Additional paid-in capital                                                   69,707,155         69,961,625
Dividend distributions in excess of net income                              (21,200,899)       (20,122,533)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             48,563,325         49,896,441
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $222,882,710       $224,269,635
                                                                       ================== ==================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2000             1999
                                                                          ----------------- ----------------
Revenues
Apartment rental income                                                        $7,274,221        $7,116,424
Restaurant rental income                                                        1,053,191         1,125,000
Interest and other income                                                         153,077           119,042
                                                                          ----------------- ----------------
                                                                                8,480,489         8,360,466
Expenses
Apartment operations                                                            2,280,668         2,179,265
Administrative                                                                    640,743           599,352
Depreciation                                                                    1,769,481         1,731,784
Amortization of intangibles                                                       144,804           143,136
Interest                                                                        2,746,718         2,682,359
                                                                          ----------------- ----------------
                                                                                7,582,414         7,335,896
                                                                          ----------------- ----------------
Income before
   minority interest                                                              898,075         1,024,570
Minority interest in
   Operating Partnership                                                          207,286           214,084
                                                                          ----------------- ----------------
Net income                                                                     $  690,789        $  810,486
                                                                          ================= ================

Per share data:
Basic earnings per share                                                           $0.12             $0.14
                                                                          ================= ================
Diluted earnings per share                                                         $0.12             $0.14
                                                                          ================= ================
Dividends declared                                                                 $0.31             $0.31
                                                                          ================= ================
Weighted average shares
   outstanding                                                                  5,709,408         5,984,741
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1999           5,734,906    $57,349     $69,961,625    $(20,122,533)    $49,896,441
Common stock repurchased                (27,956)       (280)       (254,470)              -        (254,750)
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         690,789         690,789
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 2000              5,706,950    $57,069     $69,707,155    $(21,200,899)    $48,563,325
                                     ============ =========== =============== =============== ===============

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2000             1999
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                    $   690,789       $   810,486
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                     207,286           214,084
   Equity in income of Management Company                                         (65,286)          (15,984)
   Depreciation and amortization of intangibles                                 1,914,285         1,874,920
   Amortization of defeasance credit                                              (41,664)          (41,664)
   Changes in operating assets and liabilities:
      Other current assets                                                       (210,568)         (559,153)
      Accounts payable and accrued expenses                                       600,885           585,173
      Security deposits and deferred revenue                                      (42,374)          279,415
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       3,053,353         3,147,277

Investing activities:
Acquisitions of apartment properties                                                    -        (1,796,746)
Additions to apartment properties                                                (462,540)         (346,728)
Reduction in notes receivable                                                     625,000         1,911,812
                                                                          ----------------- ----------------
Net cash provided by (used in)
   investing activities                                                           162,460          (231,662)

Financing activities:
Net proceeds from issue of common stock                                                 -           153,067
Redemption of Operating Partnership
   minority units                                                                 (52,214)                -
Repurchase of common stock                                                       (254,750)                -
Distributions to Operating Partnership
   minority unitholders                                                          (511,310)         (468,944)
Dividends paid to common shareholders                                          (1,769,155)       (1,853,159)
Proceeds from notes payable                                                       500,000         1,838,188
Principal payments on notes payable                                              (706,259)       (2,130,647)
Payment of deferred financing costs                                                   748                 -
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (2,792,940)       (2,461,495)
                                                                          ----------------- ----------------

Net  increase in cash and cash equivalents                                        422,873           454,120
Cash and cash equivalents at
   beginning of period                                                            431,531           489,694
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $   854,404       $   943,814
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2000
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of BNP Residential Properties, Inc., formerly Boddie-Noell Properties, Inc., except for the balance sheet at December 31, 1999. We derived the amounts in the balance sheet at December 31, 1999, from the financial statements included in our 1999 Annual Report on Form 10-K. We believe that we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 1999 Annual Report on Form 10-K.

We have reclassified amounts for apartment operations expense and administrative expense in the 1999 financial statements to conform to our 2000 presentation of these amounts.

Note 2.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                                    Three months ended
                                                         March 31
                                                   2000             1999
                                             ----------------- ----------------

Numerators:
Numerator for basic earnings
   per share - net income                           $690,789       $   810,486
Add minority interest in
   Operating Partnership (1)                         207,286           214,084
                                             ----------------- ----------------
Numerator for diluted earnings
   per share - net income
   before minority interest (1)                     $898,075        $1,024,570
                                             ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                                     5,709,408         5,984,741

                                                    Three months ended
                                                         March 31
                                                   2000             1999
                                             ----------------- ----------------

Effect of dilutive securities:
   Convertible Operating
      Partnership units                            1,713,386         1,579,027
   Stock options (2)                                       -               659
                                             ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                             7,422,794         7,564,427
                                             ================= ================

(1)  Assumes conversion of Operating Partnership units to common shares.
(2) We excluded 140,000 options granted in 1994 (exercise price $12.50), 110,000 options granted in 1997 (exercise price $12.25), 180,000 options granted in 1998 (exercise price $13.125 and $11.25), and 47,500 options granted in February 2000 (exercise price $9.25) from the 2000 calculations because they were antidilutive at March 31, 2000. We also excluded all outstanding options except 60,000 options granted in 1998 (exercise price $11.25) from the 1999 calculations because they were antidilutive at March 31, 1999.

Note 3.  Subsequent events

On April 20, 2000, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on May 16, 2000, to shareholders of record on May 2, 2000.

Effective April 24, 2000, we changed the name of the company from Boddie-Noell Properties, Inc. to BNP Residential Properties, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors identified in our Annual Report on Form 10-K for the year ending December 31, 1999. You should read the following discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

Company Profile

      BNP Residential Properties, Inc., (formerly Boddie-Noell Properties, Inc.) is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,440 units and have the right to acquire one additional apartment community containing 108 units. We also own 44 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities through BNP Management, Inc., an unconsolidated subsidiary. We refer to BNP Management, Inc. as the Management Company.

      We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the sole general partner and owns a controlling interest in BNP Residential Properties Limited Partnership (formerly Boddie-Noell Properties Limited Partnership), through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as minority unitholders or as the minority interest.

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

      Total revenue for the first quarter of 2000 was $8.5 million, a 1.4% increase over the first quarter of 1999. The increase in revenue was attributable to an increase in apartment rental income.

      Apartment rental income for the first quarter of 2000 was $7.3 million, a 2.2% increase over the first quarter of 1999. This increase was primarily due to a 1.8% increase in the average occupancy at our apartment properties. For the first quarter of 2000, overall average economic occupancy was 96.4%, compared to 94.6% for the first quarter of 1999. Average monthly revenue per unit was $729 in both the first quarter of 2000 and the first quarter of 1999. All 3,440 apartment units were in operation throughout the first quarter of both 2000 and 1999.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2000 follow:

                                            Three months ended March 31, 2000
                                           ------------------------------------
                                                                     Average
                                                                     monthly
                                 Number                              revenue
                                   of       Average      Average       per
                               apartment    physical    economic     occupied
                                 units     occupancy    occupancy      unit
                               ----------- ----------- ------------ -----------

  Abbington Place                     360       96.2%        96.9%        $752
  Allerton Place                      228       94.3%        94.6%         784
  Chason Ridge                        252       97.3%        97.4%         645
  Harris Hill                         184       94.3%        95.6%         731
  Latitudes                           448       97.5%        98.0%         707
  Madison Hall                        128       94.0%        96.0%         608
  Oakbrook                            162       93.8%        95.6%         780
  Oak Hollow                          220       95.6%        96.3%         711
  Paces Commons                       336       95.1%        95.1%         724
  Paces Village                       198       95.2%        96.2%         663
  Pepperstone                         108       96.2%        97.0%         686
  Savannah Place                      172       94.0%        94.7%         736
  Summerlyn Place                     140       96.3%        97.4%         794
  Waterford Place                     240       97.9%        97.8%         841
  Woods Edge                          264       94.8%        95.5%         741

  All apartments                    3,440
     - 2000                                     95.7%        96.4%         729
     - 1999                                     94.5%        94.6%         729

      Apartment rental income was consistent with our expectations in the first quarter of 2000. We will continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We have good properties in excellent locations, and we believe we are well positioned to compete effectively in our markets.

      Restaurant rental income for the first quarter of both 2000 and 1999 was the minimum rent specified in the lease agreement. Restaurant rental income for the first quarter of 2000 was $1.1 million, a decline of 6.4% compared to the first quarter of 1999. The decline in restaurant rental income is due to the sale of three restaurant properties in June 1999.

      We have agreed to sell one additional restaurant property to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Following the sale of this property in the second quarter of 2000, we expect that minimum rent will be approximately $343,000 per month. We expect to receive approximately $640,000 proceeds from this property sale, which we will apply to reduce the line of credit secured by the restaurants. We do not expect the sale of this property to have a material effect on our operating results.

      Restaurant rental income is the greater of the minimum rent or 9.875% of food sales. "Same store" sales, at our restaurant properties that were open throughout the first quarter of both years, increased by 0.9% compared to the first quarter of 1999. Sales at these restaurants would have to increase by an additional 12% before we would receive rent exceeding the minimum rent. During the first quarter of 2000, restaurants that have been converted to the "Star Hardee's" showed slightly better comparisons than non-converted stores; however, we believe it is too early to determine if this is a trend.

Expenses

      Total expense for the first quarter of 2000 was $7.6 million, an increase of 3.4% over the first quarter of 1999.

      Apartment operations expense for the first quarter of 2000 was $2.3 million, an increase of 4.7% over the first quarter of 1999. Apartment operations expense represented 31.4% of related rental income for the first quarter of 2000, compared to 30.6% for the first quarter of 1999. Apartment operations expenses were generally in line with management's expectations, reflecting expected increases in compensation of on-site staff, utilities, and taxes and insurance.

      We reclassified approximately $130,000 that was previously reported in 1999 apartment operations expense to administrative expense to conform to our current classifications. Amounts included in apartment operations expense in this Quarterly Report represent only direct costs of on-site operations for both years shown.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      Administrative costs totaled $641,000 for the first quarter of 2000, an increase of 6.9% compared to 1999. We include our apartment property management costs as well as corporate expenses in this line item. Administrative costs were in line with management's expectations, reflecting expected increases in compensation and certain professional fees.

      Depreciation expense was $1.8 million for the first quarter of 2000, an increase of 2.2% compared to the first quarter of 1999. This increase reflects the impact of 1999 additions and replacements at apartment communities.

      Interest expense was $2.7 million for the first quarter of 2000, an increase of 2.4% over the first quarter of 1999. This increase is attributable to the rise in variable interest rates during the last 12 months. Weighted average interest rates were 7.3% in the first quarter of 2000 compared to 7.1% in the first quarter of 1999.

Net income

      Net income available to common shareholders was $691,000 for the first quarter of 2000, a decrease of 14.8% compared to the first quarter of 1999. This decrease reflects the impact of a minor decline in operating results, the increase in the non-cash charge for depreciation, and the increase in the minority interest in the Operating Partnership. For the first quarter of 2000, earnings before depreciation, amortization, and minority interest declined by 3.0%, while non-cash charges for depreciation and amortization increased by 2.1%, compared to the first quarter of 1999. In addition, the minority interest represented 23.1% of income for the first quarter of 2000 compared to 20.9% for the first quarter of 1999.

Funds from Operations

      Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."

      We calculate funds available for distribution as funds from operations plus non-cash expense for amortization of loan costs, less recurring capital expenditures. In late 1999, we revised our calculation of funds available for distribution to conform to the prevalent industry practice. We no longer deduct scheduled debt principal payments from funds from operations in calculating funds available for distribution. We have restated amounts shown for the first quarter of 1999 to conform to our current practice.

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

      Funds from operations of the Operating Partnership declined by 3.1% for the first quarter of 2000 compared to the first quarter of 1999.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                     Three months ended
                                                          March 31
                                                    2000            1999
                                               --------------- ---------------

Income before minority interest                    $   898          $1,025
Depreciation                                         1,769           1,732
Amortization of
   management intangible                               102             102
                                               --------------- ---------------
Funds from operations -
   Operating Partnership                            $2,769          $2,858
                                               =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   2000            1999
                                              --------------- ---------------

Funds from operations -
   Operating Partnership                           $2,769          $2,858
Amortization of loan costs                             43              42
Recurring capital expenditures                       (160)           (169)
                                              --------------- ---------------
Funds available for distribution                   $2,652          $2,731
                                              =============== ===============


      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                     Three months ended
                                                          March 31
                                                    2000            1999
                                               --------------- ---------------

Funds from operations -
   Operating Partnership                            $2,769          $2,858
Minority interest in
   funds from operations                              (639)           (597)
                                               --------------- ---------------
Basic funds from operations
   available to common shareholders                 $2,130          $2,261
                                               =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                       Three months ended
                                                            March 31
                                                      2000            1999
                                                 --------------- ---------------

Net cash provided by (used in):
   Operating activities                             $  3,053        $  3,147
   Investing activities                                  162            (232)
   Financing activities                               (2,793)         (2,461)

Dividends and distributions paid to:
   Shareholders                                     $  1,769        $  1,853
   Minority unitholders in
      Operating Partnership                              511             469

Scheduled debt principal payments                   $     81        $    131
Non-recurring capital expenditures                       303             178

                                                       Three months ended
                                                            March 31
                                                      2000            1999
                                                 --------------- ---------------

Weighted average common
   shares outstanding                                  5,709           5,985
Weighted average Operating
   Partnership minority units
   outstanding                                         1,713           1,579


Capital Resources and Liquidity

Capital Resources

      At March 31, 2000, total long-term debt was $150.7 million, including $116.5 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $34.2 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.3% at March 31, 2000, compared to 7.2% at December 31, 1999, and 7.1% at March 31, 1999. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $346,000.

      During the first quarter of 2000, The Villages of Chapel Hill Limited Partnership repaid its $625,000 note payable to us. We applied these proceeds to pay off a variable-rate note payable to a bank.

      During the first quarter of 2000, we repurchased and retired approximately 28,000 shares of our common stock at a cost of approximately $255,000.

Cash flows and liquidity

      Net cash flows from operating activities for the first quarter of 2000 were $3.1 million, a decrease of 3.0% from the first quarter of 1999. Investing and financing activities focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

      We continue to produce sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on May 16, 2000, to shareholders of record on May 2, 2000.

      We capitalize our expenditures to acquire new assets, to materially enhance the value of existing assets, or to substantially extend the useful life of existing assets. We record all floor covering, appliance, and HVAC replacements, as well as major capital maintenance projects, as capital expenditures. We have generally funded these capital expenditures from cash provided by operating activities.

      We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short term and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings, long-term debt, or joint venture investments. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

      We do not believe that inflation poses a material risk to the company. The leases at our apartment properties are short term in nature; none are longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 1999.

                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

      Exhibit 27        Financial data schedule (electronic filing)

b)    Reports on Form 8-K:

      We filed a Form 8-K as of April 24, 2000, to report our name change from Boddie-Noell Properties, Inc. to BNP Residential Properties, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BNP RESIDENTIAL PROPERTIES, INC.
                                   (Registrant)




May 9, 2000                        /s/ Philip S. Payne
                                   ----------------------------------
                                   Philip S. Payne
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Duly authorized officer)



May 9, 2000                        /s/ Pamela B. Bruno
                                   ----------------------------------
                                   Pamela B. Bruno
                                   Vice President, Controller and
                                   Chief Accounting Officer