Form 10-Q
period 2000-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2000-08-11
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-9496


                        BNP RESIDENTIAL PROPERTIES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

Maryland                                                    56-1574675
--------                                                    ----------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

              3850 One First Union Center, Charlotte, NC 28202-6032
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  704/944-0100
                                  ------------
                         (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 2000 (the latest practicable date).

Common Stock, $.01 par value                                 5,706,950
(Class)                                                      (Number of shares)

                                TABLE OF CONTENTS


Item No.                                                                Page No.

             PART I - Financial Information
   1         Financial Statements                                           3
   2         Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9
   3         Quantitative and Qualitative Disclosures
             About Market Risk                                             16

             PART II - Other Information
   4         Submission of Matters to a Vote of Security Holders           17
   5         Other Information                                             17
   6         Exhibits and Reports on Form 8-K                              18

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            June 30          December 31
                                                                             2000               1999
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $204,575,254       $203,365,405
   Restaurant properties                                                     39,702,060         40,544,741
                                                                       ------------------ ------------------
                                                                            244,277,314        243,910,146
   Less accumulated depreciation                                            (29,289,466)       (25,926,208)
                                                                       ------------------ ------------------
                                                                            214,987,848        217,983,938
Cash and cash equivalents                                                       927,287            431,531
Other current assets                                                          2,249,717          1,638,199
Investment in and advances to Management Company                                519,418            452,489
Notes receivable                                                                100,000            625,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,724,388          1,927,488
   Deferred financing costs                                                   1,123,750          1,210,990
                                                                       ------------------ ------------------
         Total assets                                                      $221,632,408       $224,269,635
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $150,945,109       $150,883,348
Accounts payable and accrued expenses                                         1,785,092            852,994
Escrowed security deposits and deferred revenue                                 434,220            486,748
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              750,016            833,344
                                                                       ------------------ ------------------
      Total liabilities                                                     153,914,437        153,056,434

Minority interest in Operating Partnership                                   20,544,147         21,316,760
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,706,950 at June 30, 2000, and
   5,734,906 at December 31, 1999                                                57,069             57,349
Additional paid-in capital                                                   69,707,155         69,961,625
Dividend distributions in excess of net income                              (22,590,400)       (20,122,533)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             47,173,824         49,896,441
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $221,632,408       $224,269,635
                                                                       ================== ==================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2000             1999              2000             1999
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                     $7,346,100        $7,243,015      $14,620,321       $14,359,439
Restaurant rental income                     1,050,266         1,107,447        2,103,457         2,232,447
Interest and other income                       60,162           190,335          213,239           309,377
                                       ----------------- ---------------- ----------------- ----------------
                                             8,456,528         8,540,797       16,937,017        16,901,263
Expenses
Apartment operations                         2,576,666         2,471,035        4,857,334         4,650,300
Administrative                                 685,526           691,733        1,326,269         1,291,085
Depreciation                                 1,794,124         1,731,849        3,563,605         3,463,633
Amortization of intangibles                    144,804           143,136          289,608           286,272
Interest                                     2,761,989         2,676,316        5,508,707         5,358,675
                                       ----------------- ---------------- ----------------- ----------------
                                             7,963,109         7,714,069       15,545,523        15,049,965
                                       ----------------- ---------------- ----------------- ----------------
Income before
   minority interest                           493,419           826,728        1,391,494         1,851,298
Minority interest in
   Operating Partnership                       113,766           172,119          321,052           386,203
                                       ----------------- ---------------- ----------------- ----------------
Net income                                  $  379,653        $  654,609      $ 1,070,442       $ 1,465,095
                                        ================= ================ ================= ================

Per share data:
Basic earnings per share                        $0.07             $0.10            $0.19             $0.24
                                       ================= ================ ================= ================
Diluted earnings per share                      $0.07             $0.10            $0.19             $0.24
                                       ================= ================ ================= ================
Dividends declared                              $0.31             $0.31            $0.31             $0.31
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                               5,706,950         5,998,997        5,708,179         5,991,908
                                       ================= ================ ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1999           5,734,906    $57,349     $69,961,625    $(20,122,533)    $49,896,441
Common stock repurchased                 (27,956)      (280)       (254,470)              -        (254,750)
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         690,789         690,789
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 2000              5,706,950     57,069     $69,707,155     (21,200,899)     48,563,325
Dividends paid ($0.31)                         -          -               -      (1,769,154)     (1,769,154)
Net income                                     -          -               -         379,653         379,653
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 2000               5,706,950    $57,069     $69,707,155    $(22,590,400)    $47,173,824
                                     ============ =========== =============== =============== ===============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2000             1999
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                     $1,070,442        $1,465,095
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                     321,052           386,203
   Equity in income of Management Company                                         (66,929)          (50,095)
   Depreciation and amortization of intangibles                                 3,853,213         3,749,905
   Amortization of defeasance credit                                              (83,328)          (83,334)
   Changes in operating assets and liabilities:
      Other current assets                                                       (628,946)         (962,973)
      Accounts payable and accrued expenses                                       932,098         1,132,529
      Security deposits and deferred revenue                                      (36,364)          178,684
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       5,361,238         5,816,014

Investing activities:
Acquisitions of apartment properties                                                    -        (1,796,746)
Additions to apartment properties                                              (1,209,849)       (1,135,660)
Sale of restaurant properties                                                     643,598         2,079,719
Reduction in notes receivable                                                     525,000         1,911,812
                                                                          ----------------- ----------------
Net cash (used in) provided by
   investing activities                                                           (41,251)        1,059,125

Financing activities:
Net proceeds from issue of common stock                                                 -           324,380
Redemption of Operating Partnership
   minority units                                                                 (52,214)                -
Repurchase of common stock                                                       (254,750)                -
Distributions to Operating Partnership
   minority unitholders                                                        (1,041,451)         (958,442)
Dividends paid to common shareholders                                          (3,538,309)       (3,710,539)
Proceeds from notes payable                                                       850,000         1,838,188
Principal payments on notes payable                                              (788,239)       (4,366,043)
Refund of deferred financing costs                                                    732                 -
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (4,824,231)       (6,872,456)
                                                                          ----------------- ----------------

Net  increase in cash and cash equivalents                                        495,756             2,683
Cash and cash equivalents at
   beginning of period                                                            431,531           489,694
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                     $  927,287        $  492,377
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2000
(Unaudited)

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

Note 2.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2000             1999              2000             1999
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
Numerator for basic earnings
   per share - net income                     $379,653          $654,609       $1,070,442        $1,465,095
Add minority interest in
   Operating Partnership (1)                   113,766           172,119          321,052           386,203
                                       ----------------- ---------------- ----------------- ----------------
Numerator for diluted earnings
   per share - net income
   before minority interest (1)               $493,419          $826,728       $1,391,494        $1,851,298
                                       ================= ================ ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               5,706,950         5,998,997        5,708,179         5,991,908
Effect of dilutive securities:
   Convertible Operating
      Partnership units                      1,710,131         1,579,027        1,711,759         1,579,027
   Stock options (2)                                 -                 -                -               334
                                       ----------------- ---------------- ----------------- ----------------



                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2000             1999              2000             1999
                                       ----------------- ---------------- ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,417,081         7,578,024        7,419,938         7,571,269
                                        ================= ================ ================= ================

(1)   Assumes conversion of Operating Partnership units to common shares.
(2) We excluded 140,000 options granted in 1994 (exercise price $12.50), 110,000 options granted in 1997 (exercise price $12.25), 180,000 options granted in 1998 (exercise price $13.125 and $11.25), and 47,500 options granted in February 2000 (exercise price $9.25) from the 2000 calculations because they were antidilutive at June 30, 2000. We also excluded all outstanding options except 60,000 options granted in 1998 (exercise price $11.25) from the 1999 calculations because they were antidilutive at June 30, 1999.

Note 3.  Subsequent events

On July 20, 2000, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on August 15, 2000, to shareholders of record on August 1, 2000.

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

Company Profile

      BNP Residential Properties, Inc., (formerly Boddie-Noell Properties, Inc.) is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,440 units and have the right to acquire one additional apartment community containing 108 units. We also own 43 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities through BNP Management, Inc., an unconsolidated subsidiary. We refer to BNP Management, Inc. as the Management Company.

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

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

      Total revenue for the second quarter of 2000 was $8.5 million, a 1.0% decrease compared to the second quarter of 1999. For the first six months of 2000, total revenue was $16.9 million, a 0.2% increase over the first six months of 1999.

      Apartment rental income for the second quarter of 2000 was $7.3 million, a 1.4% increase over the second quarter of 1999. For the first six months of 2000, apartment rental income was $14.6 million, a 1.8% increase over the first six months of 1999. These increases were primarily due to increases in average occupancy at our apartment communities. For the second quarter of 2000, overall average economic occupancy increased by 0.8%, while average monthly revenue per occupied unit increased 0.3%, compared to the second quarter of 1999. For the first six months of 2000, overall average economic occupancy increased by 1.3%, while average monthly revenue per occupied unit increased 0.1%, compared to the first six months of 1999. All 3,440 apartment units were in operation throughout the first six months of both 2000 and 1999.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2000 follow:

                                       Three months ended June 30            Six months ended June 30
                                   ------------------------------------ -----------------------------------
                                                             Average                             Average
                                                             monthly                             monthly
                        Number                               revenue                             revenue
                          of         Average     Average       per       Average     Average       per
                       apartment    physical     economic    occupied    physical    economic    occupied
                         units      occupancy   occupancy      unit     occupancy   occupancy      unit
                      ------------ ------------ ----------- ----------- ----------- ----------- -----------
Abbington Place               360        96.1%       97.7%        $767       96.1%       97.3%        $759
Allerton Place                228        95.1%       95.7%         777       94.7%       95.2%         780
Chason Ridge                  252        94.7%       96.6%         662       96.0%       97.0%         653
Harris Hill                   184        93.6%       94.6%         730       94.0%       95.1%         731
Latitudes                     448        97.5%       98.4%         732       97.5%       98.2%         719
Madison Hall                  128        94.1%       95.7%         606       94.0%       95.8%         607
Oakbrook                      162        96.8%       97.5%         781       95.3%       96.5%         780
Oak Hollow                    220        96.6%       97.2%         721       96.1%       96.7%         716
Paces Commons                 336        92.5%       93.2%         722       93.8%       94.1%         723
Paces Village                 198        97.1%       97.7%         648       96.2%       97.0%         656
Pepperstone                   108        94.2%       96.3%         674       95.2%       96.7%         680
Savannah Place                172        92.6%       93.4%         742       93.3%       94.0%         739
Summerlyn Place               140        95.2%       96.3%         803       95.8%       96.9%         799
Waterford Place               240        96.1%       96.9%         842       97.0%       97.4%         841
Woods Edge                    264        96.9%       97.6%         750       95.8%       96.6%         746

All apartments              3,440
   - 2000                                95.5%       96.5%         735       95.6%       96.4%         732
   - 1999                                94.9%       95.7%         733       94.7%       95.1%         731

      Apartment rental income was consistent with our expectations in the first and second quarters of 2000. Our apartment communities continue to maintain good occupancy levels despite the fact that we operate in some of the most competitive apartment markets in the United States. We will continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We believe our apartment communities are well positioned to compete effectively in our markets.

      Restaurant rental income for the second quarter and first six months of both 2000 and 1999 was the minimum rent specified in the lease agreement. Restaurant rental income for the second quarter of 2000 was $1.1 million, a decline of 5.2% compared to the second quarter of 1999. Restaurant rental income for the first six months of 2000 was $2.1 million, a decline of 5.8% compared to the first six months of 1999. The decline in restaurant rental income is due to the sales of three restaurant properties in June 1999 and one restaurant property in June 2000.

      We sold these four restaurant properties to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Following the June 2000 sale, the minimum rent will be approximately $343,000 per month. We do not expect the sale of this property to have a material effect on our operating results.

      Restaurant rental income is the greater of the minimum rent or 9.875% of food sales. "Same store" sales (for our 43 restaurant properties that were open throughout the first quarter of both years) declined by 4.8% compared to the first quarter of 1999 and by 2.2% compared to the first six months of 1999. Sales at these restaurants would have to increase by an additional 7% before we would receive rent exceeding the minimum rent.

      We are very disappointed in the continued decline in sales at our restaurant properties. Because we currently receive the minimum rent, the decline in sales does not directly result in us receiving less rent. However, the decline in restaurant sales has resulted in the closure and sale of four of our restaurants during the last two years. This, in turn, as resulted in a $380,000 reduction in the annual minimum rent. While the restaurant operator has not given us any indication that it intends to close any more restaurants, the operator does have the right to close and purchase from us up to three more "non-economic" restaurants. If the operator were to elect to close and purchase additional restaurants from us, the annual minimum rent would be reduced by $95,745 per closed restaurant.

      We will continue to monitor the situation, but, in reality, there is little we can do to improve our restaurant related income. We are not the operator of the restaurants, nor are we the owner of the Hardee's concept; we are merely the landlord to the restaurant operator. As such, we have no input as to the operation of the restaurants or Hardee's.

      While the loss of rental income from the restaurants is troublesome, the real problem is the impact on the investing public of the continual stream of bad press concerning Hardee's Food Systems, the franchisor, and CKE Restaurants, the owner of Hardee's. It is important to note that neither Hardee's nor CKE is our tenant. Boddie-Noell Enterprises is our tenant and is solely responsible for payment of the rent. We are in frequent contact with Boddie-Noell Enterprises management and are monitoring its financial condition. We are comfortable that Boddie-Noell Enterprises will have sufficient liquidity and capital resources to meet its obligations under the lease.

Expenses

      Total expense for the second quarter of 2000 was $8.0 million, an increase of 3.2% over the second quarter of 1999. For the first six months of 2000, total expense was $15.5 million, an increase of 3.3% over the first six months of 1999.

      Apartment operations expense for the second quarter of 2000 was $2.6 million, an increase of 4.3% over the second quarter of 1999. Apartment operations expense for the first six months of 2000 was $4.9 million, an increase of 4.5% over the first six months of 1999.

      Apartment operations expense represented 35.1% of related rental income for the second quarter of 2000, compared to 34.1% for the second quarter of 1999. For the first six months of 2000, apartment operations expense represented 33.2% of related rental income, compared to 32.4% for the first six months of 1999. These increases are primarily attributable to higher costs for compensation of on-site staff, utilities, repairs and maintenance, and taxes and insurance. Apartment operations expenses were generally in line with management's expectations.

      We reclassified certain 1999 expenses from Apartment operations expense to Administrative expense to conform to our current classification. The amounts we reclassified were approximately $178,000 for the second quarter of 1999, and $308,000 for the first six months of

1999. Amounts included in apartment operations expense in this Quarterly Report represent only direct costs of on-site operations for both years shown.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      Administrative costs totaled $686,000 for the second quarter of 2000, a decrease of 0.9% compared to the second quarter of 1999. For the first six months of 2000, administrative costs totaled $1.3 million, an increase of 2.7% over the first six months of 1999. We include our apartment property management costs as well as corporate expenses in this line item. Administrative costs were in line with management's expectations, reflecting expected increases in compensation and certain professional fees.

      Depreciation expense was $1.8 million for the second quarter of 2000, an increase of 3.6% compared to the second quarter of 1999. For the first six months of 2000, depreciation expense was $3.6 million, an increase of 2.9% compared to the first six months of 1999. These increases reflect the impact of 1999 and early 2000 additions and replacements at apartment communities.

      Interest expense was $2.8 million for the second quarter of 2000, an increase of 3.2% over the second quarter of 1999. For the first six months of 2000, interest expense was $5.5 million, an increase of 2.8% over the first six months of 1999. This increase is primarily attributable to the approximately 1.5% rise in variable interest rates during the last 12 months. Overall weighted average interest rates were 7.3% in the second quarter and first six months of 2000 compared to 7.2% in the second quarter and first six months of 1999.

Net income

      Net income available to common shareholders was $380,000 for the second quarter of 2000, a decrease of 42.0% compared to the second quarter of 1999. For the first six months of 2000, net income available to common shareholders was $1,070,000, a decrease of 26.9% compared to the first six months of 1999. These decreases reflect the impact of declines in operating results, increases in non-cash charges for depreciation, and increases in the minority interest in the Operating Partnership. Earnings before depreciation, amortization, and minority interest for the second quarter of 2000 declined by 10.0% compared to the second quarter of 1999. For the first six months of 2000, earnings before depreciation, amortization, and minority interest declined by 6.4% compared to the first six months of 1999.

Funds from Operations

      Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."

      We calculate funds available for distribution as funds from operations plus non-cash expense for amortization of loan costs, less recurring capital expenditures. In late 1999, we revised our calculation of funds available for distribution to conform to the prevalent industry practice. We no longer deduct scheduled debt principal payments from funds from operations in calculating funds available for distribution. We have restated amounts shown for the first quarter and first six months of 1999 to conform to our current practice.

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

      Funds from operations of the Operating Partnership declined by 10.2% for the second quarter of 2000 compared to the second quarter of 1999. For the first six months of 2000, funds from operations of the Operating Partnership declined by 6.5% compared to the first six months of 1999. These decreases reflect the impact of declines in operating results discussed above.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Income before minority interest                  $   493         $   827         $ 1,391         $ 1,851
Depreciation                                       1,794           1,732           3,564           3,464
Amortization of
   management intangible                             102             102             203             203
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                         $ 2,389         $ 2,660         $ 5,158         $ 5,518
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                        $  2,389        $  2,660        $  5,158        $  5,518
Amortization of loan costs                            43              42              87              83
Recurring capital expenditures                      (263)           (352)           (423)           (520)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                $  2,169        $  2,350        $  4,822        $  5,081
                                             =============== =============== =============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,389          $2,660         $ 5,158         $ 5,518
Minority interest in
   funds from operations                            (551)           (554)         (1,190)         (1,151)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders               $1,838          $2,106         $ 3,968         $ 4,367
                                             =============== =============== =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,308        $  2,669        $  5,361        $  5,816
   Investing activities                             (204)          1,291             (41)          1,059
   Financing activities                           (2,031)         (4,411)         (4,824)         (6,872)

Dividends and distributions paid to:
   Shareholders                                 $  1,769        $  1,857        $  3,538        $  3,711
   Minority unitholders in
      Operating Partnership                          530             489           1,041             958

Scheduled debt principal payments               $     82        $    135        $    163        $    266
Non-recurring capital expenditures                   484             437             787             616


                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Weighted average common
   shares outstanding                              5,707           5,999           5,708           5,992
Weighted average Operating
   Partnership minority units
   outstanding                                     1,710           1,579           1,712           1,579


Capital Resources and Liquidity

Capital Resources

      At June 30, 2000, total long-term debt was $150.9 million, including $116.4 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $34.5 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.5% at June 30, 2000, compared to 7.2% at December 31, 1999, and at June 30, 1999. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $350,000.

      In June 2000, we received approximately $644,000 proceeds from sale of a restaurant. We applied approximately $484,000 of this cash to fund capital improvements at our apartment properties.

Cash flows and liquidity

      Net cash flows from operating activities for the second quarter of 2000 were $2.3 million, a decrease of 13.5% compared to the second quarter of 1999. For the first six months of 2000, net cash flows from operating activities were $5.4 million, a decrease of 7.8% compared to the first six months of 1999. Investing and financing activities focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

      During the first quarter of 2000, we repurchased and retired approximately 28,000 shares of our common stock at a cost of approximately $255,000. In addition, during the first quarter of 2000, the Operating Partnership repurchased and retired approximately 5,600 minority units at a cost of approximately $52,000.

      To date we have produced sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on August 15, 2000, to shareholders of record on August 1, 2000.

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

      During the first six months of 2000, we invested approximately $354,000 to substantially complete installation of water sub-metering systems at seven of our apartment properties. We expect these installations to be completed and placed in service during the third quarter of 2000. In addition, we have made contractual commitments to invest approximately $82,000 for installation of water sub-metering systems at two more of our apartment properties. We are exploring the possibilities of installing sub-metering systems at three additional communities before the end of 2000.

      While sub-metering is expensive to put in place, it will allow us to recover a significant portion of our water and sewer costs. We completed the $109,000 installation of a water sub-metering system at Latitudes in December 1999 and placed the system in service in late January 2000. From mid-February through June, we have recovered approximately $40,000 of our $70,000 cost for water and sewer service at that property. In addition, we are finding that our total cost for water and sewer service at Latitudes has declined as residents reduce their usage.

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

                           PART II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Shareholders on May 25, 2000. Of the 5,706,950 shares of common stock issued, outstanding, and entitled to vote at this meeting, 4,948,939, or 87%, were present in person or by proxy. The following proposal was approved:

                                                                                   Withheld/       Broker
                                                           For         Against     Abstained      Non-votes
                                                     ---------------- ----------- ------------- -------------
Election of directors to serve until
  the 2003 annual meeting:
      William H. Stanley                                 4,912,918             -       36,021       381,319
      W. Michael Gilley                                  4,924,979             -       23,961       381,319

      Other directors, whose terms of office as directors continued after the meeting, are as follows:

Serving until the 2001 annual meeting:
      Philip S. Payne
      Stephen R. Blank

Serving until the 2002 annual meeting:
      B. Mayo Boddie
      D. Scott Wilkerson
      Paul G. Chrysson


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

                                            BNP RESIDENTIAL PROPERTIES, INC.
                                            (Registrant)




August 11, 2000                             /s/ Philip S. Payne
                                            ------------------------------
                                            Philip S. Payne
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly authorized officer)



August 11, 2000                             /s/ Pamela B. Bruno
                                            ------------------------------
                                            Pamela B. Bruno
                                            Vice President, Controller and
                                            Chief Accounting Officer