Form 10-Q
period 2000-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2000-11-13
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2000 (the latest practicable date).

Common Stock, $.01 par value                                 5,706,950
----------------------------                                 ---------
(Class)                                                      (Number of shares)

                                TABLE OF CONTENTS


 Item No.                                                            Page No.

             PART I - Financial Information
    1        Financial Statements                                         3
    2        Management's Discussion and Analysis of                      9
             Financial Condition and Results of Operations
    3        Quantitative and Qualitative Disclosures                    15
             About Market Risk

             PART II - Other Information
    6        Exhibits and Reports on Form 8-K                            16

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             2000               1999
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $204,862,919       $203,365,405
   Restaurant properties                                                     39,702,060         40,544,741
                                                                       ------------------ ------------------
                                                                            244,564,979        243,910,146
   Less accumulated depreciation                                            (31,007,402)       (25,926,208)
                                                                       ------------------ ------------------
                                                                            213,557,577        217,983,938
Cash and cash equivalents                                                       978,628            431,531
Other current assets                                                          2,619,099          1,638,199
Investment in and advances to Management Company                                545,159            452,489
Notes receivable                                                                100,000            625,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,622,838          1,927,488
   Deferred financing costs                                                   1,080,496          1,210,990
                                                                       ------------------ ------------------
         Total assets                                                      $220,503,797       $224,269,635
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $150,861,430       $150,883,348
Accounts payable and accrued expenses                                         2,371,760            852,994
Escrowed security deposits and deferred revenue                                 407,000            486,748
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              708,352            833,344
                                                                       ------------------ ------------------
      Total liabilities                                                     154,348,542        153,056,434

Minority interest in Operating Partnership                                   20,183,837         21,316,760
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,706,950 at September 30, 2000, and
   5,734,906 at December 31, 1999                                                57,069             57,349
Additional paid-in capital                                                   69,707,155         69,961,625
Dividend distributions in excess of net income                              (23,792,806)       (20,122,533)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             45,971,418         49,896,441
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $220,503,797       $224,269,635
                                                                       ================== ==================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)


                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2000             1999              2000             1999
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                     $7,341,027        $7,097,103      $21,961,348       $21,456,542
Restaurant rental income                     1,029,256         1,053,192        3,132,713         3,285,639
Interest and other income                       84,212           137,265          297,451           446,642
                                       ----------------- ---------------- ----------------- ----------------
                                             8,454,495         8,287,560       25,391,512        25,188,823
Expenses
Apartment operations                         2,397,150         2,312,130        7,254,484         6,962,430
Administrative                                 575,953           604,502        1,902,222         1,895,587
Depreciation                                 1,784,289         1,717,891        5,347,894         5,181,524
Amortization of intangibles                    144,804           143,136          434,412           429,408
Interest                                     2,815,719         2,656,118        8,324,426         8,014,793
                                       ----------------- ---------------- ----------------- ----------------
                                             7,717,915         7,433,777       23,263,438        22,483,742
                                       ----------------- ---------------- ----------------- ----------------
Income before
   minority interest                           736,580           853,783        2,128,074         2,705,081
Minority interest in
   Operating Partnership                       169,831           179,357          490,883           565,560
                                       ----------------- ---------------- ----------------- ----------------
Net income                                  $  566,749        $  674,426       $1,637,191        $2,139,521
                                       ================= ================ ================= ================

Per share data:
Basic earnings per share                        $0.10             $0.12            $0.29             $0.36
                                       ================= ================ ================= ================
Diluted earnings per share                      $0.10             $0.12            $0.29             $0.36
                                       ================= ================ ================= ================
Dividends declared                              $0.31             $0.31            $0.93             $0.93
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                               5,706,950         6,006,950        5,707,766         5,996,977
                                       ================= ================ ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 1999           5,734,906    $57,349     $69,961,625    $(20,122,533)    $49,896,441
Common stock repurchased                 (27,956)      (280)       (254,470)              -        (254,750)
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         690,789         690,789
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 2000              5,706,950    $57,069     $69,707,155    $(21,200,899)    $48,563,325
Dividends paid ($0.31)                         -          -               -      (1,769,154)     (1,769,154)
Net income                                     -          -               -         379,653         379,653
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 2000               5,706,950    $57,069     $69,707,155    $(22,590,400)    $47,173,824
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         566,749         566,749
                                     ------------ ----------- --------------- --------------- ---------------
Balance at September 30, 2000          5,706,950    $57,069     $69,707,155    $(23,792,806)    $45,971,418
                                     ============ =========== =============== =============== ===============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2000             1999
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                     $1,637,191        $2,139,521
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                     490,883           565,560
   Equity in income of Management Company                                         (92,670)         (128,932)
   Depreciation and amortization of intangibles                                 5,782,306         5,610,932
   Amortization of defeasance credit                                             (124,992)         (124,992)
   Changes in operating assets and liabilities:
      Other current assets                                                     (1,003,023)       (1,217,943)
      Accounts payable and accrued expenses                                     1,518,766         1,394,513
      Security deposits and deferred revenue                                      (58,889)          152,182
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       8,149,572         8,390,841

Investing activities:
Acquisitions of apartment properties                                                    -        (1,796,746)
Additions to apartment properties                                              (1,563,867)       (1,799,344)
Repayment of advances to Management
   Company                                                                              -           330,000
Sale of restaurant properties                                                     643,598         2,079,719
Reduction in notes receivable                                                     525,000         1,911,812
                                                                          ----------------- ----------------
Net cash (used in) provided by
   investing activities                                                          (395,269)          725,441

Financing activities:
Net proceeds from issue of common stock                                                 -           324,380
Redemption of Operating Partnership
   minority units                                                                 (52,214)                -
Repurchase of common stock                                                       (254,750)                -
Distributions to Operating Partnership
   minority unitholders                                                        (1,571,592)       (1,447,941)
Dividends paid to common shareholders                                          (5,307,464)       (5,572,808)
Proceeds from notes payable                                                       850,000         2,838,188
Principal payments on notes payable                                              (871,918)       (4,504,682)
Refund of deferred financing costs                                                    732                 -
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (7,207,206)       (8,362,863)
                                                                          ----------------- ----------------

Net  increase in cash and cash equivalents                                        547,097           753,419
Cash and cash equivalents at
   beginning of period                                                            431,531           489,694
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                     $  978,628        $1,243,113
                                                                          ================= ================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2000
(Unaudited)

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

Note 2.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2000             1999              2000             1999
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
-----------
Numerator for basic earnings
   per share - net income                     $566,749          $674,426       $1,637,191        $2,139,521
Add minority interest in
   Operating Partnership (1)                   169,831           179,357          490,883           565,560
                                       ----------------- ---------------- ----------------- ----------------
Numerator for diluted earnings
   per share - net income
   before minority interest (1)               $736,580          $853,783       $2,128,074        $2,705,081
                                       ================= ================ ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               5,706,950         6,006,950        5,707,766         5,996,977
Effect of dilutive securities:
   Convertible Operating
      Partnership units                      1,710,131         1,594,969        1,711,212         1,584,399
   Stock options (2)                                 -                 -                -                 -
                                       ----------------- ---------------- ----------------- ----------------




                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2000             1999              2000             1999
                                       ----------------- ---------------- ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,417,081         7,601,919        7,418,978         7,581,376
                                       ================= ================ ================= ================

(1)  Assumes conversion of Operating Partnership units to common shares.
(2) We excluded 140,000 options granted in 1994 (exercise price $12.50), 110,000 options granted in 1997 (exercise price $12.25), 180,000 options granted in 1998 (exercise price $13.125 and $11.25), and 47,500 options granted in February 2000 (exercise price $9.25) from the above calculations because they were antidilutive at September 30, 2000 and at September 30, 1999.

Note 3.  Subsequent events

On October 18, 2000, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on November 15, 2000, to shareholders of record on November 1, 2000.

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

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

      Total revenue for the third quarter of 2000 was $8.5 million, a 2.0% increase over the third quarter of 1999. For the first nine months of 2000, total revenue was $25.4 million, a 0.8% increase over the first nine months of 1999.

      Apartment rental income for the third quarter of 2000 was $7.3 million, a 3.4% increase over the third quarter of 1999. For the first nine months of 2000, apartment rental income was $22.0 million, a 2.4% increase over the first nine months of 1999. These increases are primarily due to increases in average occupancy at our apartment communities. For the third quarter of 2000, overall average economic occupancy increased by 1.4%, while average monthly revenue per occupied unit increased 1.5%, compared to the third quarter of 1999. For the first nine months of

2000, average economic occupancy increased by 1.3%, while average monthly revenue per occupied unit increased 0.5%, compared to the first nine months of 1999. All 3,440 apartment units were in operation throughout the first nine months of both 2000 and 1999.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2000 follow:


                                     Three months ended September 30      Nine months ended September 30
                                   ------------ ----------- ----------- ----------- ----------- -----------
                                                             Average                             Average
                                                             monthly                             monthly
                        Number                               revenue                             revenue
                          of         Average     Average       per       Average     Average       per
                       apartment    Physical     Economic    occupied    physical    Economic    occupied
                         units      Occupancy   occupancy      unit     occupancy   occupancy      unit
                      ------------ ------------ ----------- ----------- ----------- ----------- -----------
Abbington Place               360        94.7%       95.9%        $764       95.7%       96.8%        $761
Allerton Place                228        92.7%       95.7%         771       94.1%       95.3%         777
Chason Ridge                  252        93.5%       95.3%         665       95.2%       96.4%         657
Harris Hill                   184        95.1%       96.4%         722       94.3%       95.5%         728
Latitudes                     448        96.7%       98.1%         736       97.2%       98.2%         725
Madison Hall                  128        94.1%       96.4%         613       94.1%       96.0%         609
Oakbrook                      162        96.5%       97.3%         788       95.7%       96.8%         783
Oak Hollow                    220        93.5%       95.1%         730       95.2%       96.2%         721
Paces Commons                 336        95.1%       95.5%         713       94.3%       94.6%         720
Paces Village                 198        96.3%       96.8%         675       96.2%       96.9%         662
Pepperstone                   108        94.4%       96.0%         673       94.9%       96.5%         678
Savannah Place                172        90.4%       91.1%         739       92.3%       93.1%         739
Summerlyn Place               140        95.9%       97.9%         789       95.8%       97.2%         796
Waterford Place               240        94.3%       95.9%         862       96.1%       96.9%         848
Woods Edge                    264        96.4%       97.2%         750       96.0%       96.8%         747

All apartments              3,440
   - 2000                                94.8%       96.1%         737       95.3%       96.3%         734
   - 1999                                94.6%       94.7%         726       94.7%       95.0%         730

      Apartment rental income was consistent with our expectations in the first three quarters of 2000. Our apartment communities continue to maintain and improve good occupancy levels despite the fact that we operate in some of the most competitive apartment markets in the United States. We will continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We believe our apartment communities are well positioned to compete effectively in our markets.

      Restaurant rental income for the third quarter of 2000 was $1.0 million, a 2.3% decline compared to the third quarter of 1999. Restaurant rental income for the first nine months of 2000 was $3.1 million, a 4.7% decline compared to the first nine months of 1999. Restaurant rental income for the third quarter and first nine months of both 2000 and 1999 was the minimum rent specified in the lease agreement. The decline in restaurant rental income is due to the sales of three restaurant properties in June 1999 and one restaurant property in June 2000.

      We sold these four restaurant properties to Boddie-Noell Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Following the June 2000 sale, the minimum rent is approximately $343,000 per month. We do not expect the sale of this property to have a material effect on our operating results.

      Under the terms of the master lease, the lessee has the right to close and purchase from us three additional "non-economic" restaurants. To date, we have not received any indication of its intention to exercise this right. However, should the lessee elect to close more restaurants, the minimum rent would be further reduced by approximately $96,000 per year for each closed restaurant.

      Restaurant rental income is the greater of the minimum rent or 9.875% of food sales. "Same store" sales (for our 43 restaurant properties that were open throughout the first three quarters of both years) declined by 4.7% compared to the third quarter of 1999 and by 3.0% compared to the first nine months of 1999. Sales at these restaurants would have to increase by an additional 7% before we would receive rent exceeding the minimum rent. We are in regular contact with the operator of our restaurant properties, and we are impressed with their commitment in seeking to find a solution to the declining sales. We are also confident of their ability to continue to pay the required rent.

Expenses

      Total expense for the third quarter of 2000 was $7.7 million, an increase of 3.8% over the third quarter of 1999. For the first nine months of 2000, total expense was $23.3 million, an increase of 3.5% over the first nine months of 1999.

      Apartment operations expense for the third quarter of 2000 was $2.4 million, an increase of 3.7% over the third quarter of 1999. Apartment operations expense for the first nine months of 2000 was $7.3 million, an increase of 4.2% over the first nine months of 1999.

      Apartment operations expense represented 32.7% of related rental income for the third quarter of 2000, compared to 32.6% for the third quarter of 1999. For the first nine months of 2000, apartment operations expense represented 33.0% of related rental income, compared to 32.4% for the first nine months of 1999. These increases are primarily attributable to higher costs for compensation of on-site staff, utilities, repairs and maintenance, and taxes and insurance. Apartment operations expenses were generally in line with management's expectations.

      We reclassified certain 1999 expenses from Apartment operations expense to Administrative expense to conform to our current classification. The amounts we reclassified were approximately $162,000 for the third quarter of 1999, and $470,000 for the first nine months of 1999. Amounts included in apartment operations expense in this Quarterly Report represent only direct costs of on-site operations for both years shown.

      Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      Administrative costs totaled $576,000 for the third quarter of 2000, a decrease of 4.7% compared to the third quarter of 1999. For the first nine months of 2000, administrative costs totaled $1.9 million, an increase of 0.4% over the first nine months of 1999. We include our apartment property management costs as well as corporate expenses in this line item. Administrative costs were in line with management's expectations.

      Depreciation expense was $1.8 million for the third quarter of 2000, an increase of 3.9% compared to the third quarter of 1999. For the first nine months of 2000, depreciation expense was $5.3 million, an increase of 3.2% compared to the first nine months of 1999. These increases reflect the impact of 1999 and early 2000 additions and replacements at apartment communities.

      Interest expense was $2.8 million for the third quarter of 2000, an increase of 6.0% over the third quarter of 1999. For the first nine months of 2000, interest expense was $8.3 million, an increase of 3.9% over the first nine months of 1999. This increase is primarily attributable to the approximately 1.3% rise in variable interest rates during the last 12 months. Overall weighted average interest rates were 7.5% in the third quarter and 7.4% in the first nine months of 2000 compared to 7.2% in the third quarter and first nine months of 1999.

Net income

      Net income available to common shareholders was $567,000 for the third quarter of 2000, a decrease of 16.0% compared to the third quarter of 1999. For the first nine months of 2000, net income available to common shareholders was $1,637,000, a decrease of 23.5% compared to the first nine months of 1999. These decreases reflect the impact of increases in interest expense and non-cash charges for depreciation. Earnings before depreciation, amortization, and minority interest for the third quarter of 2000 increased by 2.1% over the third quarter of 1999. For the first nine months of 2000, earnings before depreciation, amortization, and minority interest decreased by 0.6% compared to the first nine months of 1999.

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

      Funds from operations of the Operating Partnership declined by 1.9% for the third quarter of 2000 compared to the third quarter of 1999. For the first nine months of 2000, Funds from operations of the Operating Partnership declined by 5.0% compared to the first nine months of 1999. These decreases reflect the impact of increases in interest expense.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Income before minority interest                  $   737         $   854         $ 2,128         $ 2,705
Depreciation                                       1,784           1,718           5,348           5,182
Amortization of
   management intangible                             102             102             305             305
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                         $ 2,622         $ 2,673         $ 7,781         $ 8,191
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                        $  2,622        $  2,673        $  7,781        $  8,191
Amortization of loan costs                            43              42             130             125
Recurring capital expenditures                      (242)           (339)           (665)           (859)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                $  2,423        $  2,376        $  7,244        $  7,457
                                             =============== =============== =============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,622          $2,673         $ 7,781         $ 8,191
Minority interest in
   funds from operations                            (605)           (561)         (1,795)         (1,713)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders               $2,018          $2,112         $ 5,986         $ 6,479
                                             =============== =============== =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2000            1999            2000            1999
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,788        $  2,575        $  8,150        $  8,391
   Investing activities                             (354)           (334)           (395)            725
   Financing activities                           (2,383)         (1,490)         (7,207)         (8,363)

Dividends and distributions paid to:
   Shareholders                                 $  1,769        $  1,862        $  5,307        $  5,573
   Minority unitholders in
      Operating Partnership                          530             489           1,572           1,448

Scheduled debt principal payments               $     84        $    139        $    247        $    405
Non-recurring capital expenditures                   113             326             900             942

Weighted average common
   shares outstanding                              5,707           6,007           5,708           5,997
Weighted average Operating
   Partnership minority units
   outstanding                                     1,710           1,595           1,711           1,584


Capital Resources and Liquidity

Capital Resources

      At September 30, 2000, total long-term debt was $150.9 million, including $116.3 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $34.5 million at variable rates indexed on 30-day LIBOR rates. Approximately $6.8 million additional borrowings are available under our line of credit arrangements.

      The weighted average interest rate on debt outstanding at September 30, 2000, was 7.5%, compared to 7.2% at December 31, 1999. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $350,000.

      In June 2000, we received approximately $644,000 proceeds from sale of a restaurant. We applied this cash to fund capital improvements at our apartment properties.

Cash flows and liquidity

      Net cash flows from operating activities for the third quarter of 2000 were $2.8 million, an increase of 8.3% over the third quarter of 1999. For the first nine months of 2000, net cash flows from operating activities were $8.1 million, a decrease of 2.9% compared to the first nine months of 1999. Investing and financing activities focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

      During the first quarter of 2000, we repurchased and retired approximately 28,000 shares of our common stock at a cost of approximately $255,000. In addition, during the first quarter of 2000, the Operating Partnership repurchased and retired approximately 5,600 minority units at a cost of approximately $52,000.

      To date we have produced sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on November 15, 2000, to shareholders of record on November 1, 2000.

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

                                       BNP RESIDENTIAL PROPERTIES, INC.
                                       (Registrant)




November 13, 2000                           /s/ Philip S. Payne
                                       ----------------------------------------
                                       Philip S. Payne
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly authorized officer)



November 13, 2000                           /s/ Pamela B. Bruno
                                       ----------------------------------------
                                       Pamela B. Bruno
                                       Vice President, Controller and
                                       Chief Accounting Officer