Form 10-K
period 2000-12-31
BNP RESIDENTIAL PROPERTIES INC
filed 2001-03-30
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 2001, was approximately $54,100,000.
         The number of shares of Registrant's Common Stock outstanding on March 19, 2001, was 5,706,950.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the 2001 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                                Index to exhibits at page 48

                        BNP RESIDENTIAL PROPERTIES, INC.
                                TABLE OF CONTENTS


   Item No.             FINANCIAL INFORMATION                                                 Page No.
                        PART I
          1             Business                                                                    3
          2             Properties                                                                  6
          3             Legal Proceedings                                                          10
          4             Submission of Matters to a Vote of Security Holders                        10
          X             Executive Officers of the Registrant                                       10

                        PART II
          5             Market for Registrant's Common Equity and Related Stockholder              11
                        Matters
          6             Selected Financial Data                                                    12
          7             Management's Discussion and Analysis of Financial Condition                14
                        and Results of Operations
          7A            Quantitative and Qualitative Disclosures About Market Risk                 23
          8             Financial Statements and Supplementary Data                                24
          9             Changes in and Disagreements With Accountants on Accounting                24
                        and Financial Disclosure

                        PART III
         10             Directors and Executive Officers of the Registrant                         24
         11             Executive Compensation                                                     24
         12             Security Ownership of Certain Beneficial Owners and Management             24
         13             Certain Relationships and Related Transactions                             24

                        PART IV
         14             Exhibits, Financial Statement Schedules, and Reports on Form               25
                        8-K




                                     PART I


ITEM 1.  BUSINESS

Company Profile

         BNP Residential Properties, Inc., formerly Boddie-Noell Properties, Inc., is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia. We currently own and operate 15 apartment communities containing 3,680 units, and have the right to acquire one additional apartment community containing 108 units. We also own 43 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. We manage four other apartment communities through BNP Management, Inc., an unconsolidated subsidiary. We refer to BNP Management, Inc. as the Management Company.

         BNP Residential Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as "minority unitholders" or "minority interest."

         As of March 5, 2001, we have 5,706,950 shares of common stock and 1,707,480 Operating Partnership minority units outstanding. We have 1,513 shareholders of record. We estimate that there are approximately 8,000 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP."

         Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, and our telephone number is 704/944-0100.

History and Development of BNP Residential Properties, Inc.

         The company was originally incorporated in the state of Delaware in 1987. Beginning in 1987, we elected to be taxed as a REIT under the Internal Revenue Code. As such, we generally are not, and will not be, subject to federal or state income taxes on net income. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 95% (90% beginning in 2001) of our REIT taxable income as dividends.

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

         During 1997 and 1998, we acquired nine apartment communities by issuing Operating Partnership units. We acquired six of these communities from the Chrysson Parties. In January 1999, we acquired one additional apartment community in a direct purchase by paying cash and assuming long-term debt.

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

Recent Developments

         Effective April 24, 2000, we changed the name of the company to BNP Residential Properties, Inc. We believe the new name more clearly reflects our business activities and will eliminate the confusion that has existed because of the similarity of our former name to that of Boddie-Noell Enterprises.

         In June 2000, we sold one additional restaurant to Enterprises, the lessee, under the agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

         In late December 2000, we acquired one additional apartment community, located in Cary, North Carolina, in a direct purchase. We have combined this community, formerly known as Page Mill Apartments, with our Oak Hollow Apartments, and will operate the combined properties as one community.

Current Operations

         We conduct all of our operations through the Operating Partnership. We currently own approximately 77% of the outstanding Operating Partnership units.

         We currently own and operate 15 apartment communities. These communities are located in North Carolina and Virginia, and contain 3,680 apartment units. Under the terms of the Chrysson acquisition agreement, we have the right to acquire an additional apartment community with 108 apartment units. We plan to exercise our option to acquire this community when it reaches certain performance targets specified in the agreement. We also own the 43 restaurant properties that we lease to Enterprises under a triple-net master lease. In addition, we manage four other apartment communities through an unconsolidated subsidiary.

         We have 135 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel.

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

         We will selectively consider opportunities to develop new apartment communities, to add additional units to existing communities, and to acquire and rehabilitate older apartment communities. Members of our management team have directed over $115 million of development or redevelopment projects, including 13 apartment communities containing over 2,500 apartment units. This development and redevelopment experience will enable us to build additional apartment communities and to rehabilitate existing communities when economic conditions and available capital make such opportunities attractive.

         Our residents are typically mid- to high-end "residents by necessity"--individuals or families with moderate to high incomes that live in apartments by necessity. They include retirees, young professionals, manager-level white-collar workers, medical personnel, teachers, members of the military and young families.

         We strongly emphasize on-site property management. We seek opportunities and have developed internal programs to increase average occupancy rates, reduce resident turnover, raise rents and control costs. On-site community managers report directly to regional managers who are locally based. This flat organization provides for efficient staffing levels, reduces overhead expenses, and enables us to respond to the needs of residents and on-site employees. In an effort to reduce long term operating costs, we regularly review each apartment community and promptly attend to maintenance and recurring capital needs. Our employees supervise all renovation and repair activities, which are generally completed by outside contractors.

         We continue to seek additional sources of revenue at our existing apartment communities. These may include water submetering and marketing of cable television, high-speed internet service, and long distance telephone services.

         As a consequence of our focus on apartments, we may elect to sell our restaurant properties and reinvest the proceeds in additional apartment communities. However, no sale of the restaurants is pending, and we intend to divest the restaurants only when we believe such a transaction will enhance shareholder value.


ITEM 2.  PROPERTIES

Apartment Communities

         Through the Operating Partnership, we own and manage 15 apartment communities consisting of 3,680 apartment units. For the fourth quarter of 2000, our average economic occupancy rate was 94.7%, and average monthly revenue per occupied unit was $748. The average age of the apartment communities is approximately 9.5 years. Our apartment communities are generally wood framed, two and three story buildings, with exterior entrances, individually metered gas and electric service, and individual heating and cooling systems.

         In late 1999, we began to install individual water and sewer submeters at all of our apartment communities. At the end of 2000, this work had been completed at approximately two-thirds of our apartment communities.

         Our apartment units are comprised of 35.4% one-bedroom units, 57.7% two-bedroom units, and 6.9% three-bedroom units. The units average 986 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities. The communities are held subject to loans, discussed in the notes to the financial statements.

         The table on page 8 summarizes information about each of our apartment communities.

Restaurant Properties

         We lease the 43 restaurant properties on a triple-net basis to Enterprises under a master lease. The master lease, as amended in 1995, has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions, and subject to our approval, Enterprises has the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement that allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic for no less than net carrying value.

         In 1999 and 2000, we sold four restaurants deemed non-economic to Enterprises. With the sale of these properties, the annual minimum rent on the remaining restaurants was approximately $4.2 million in 2000, compared to $4.5 million minimum rent on 47 restaurants in previous years.

         The average acquisition cost of the original 47 restaurant properties was approximately $920,000 per property. At December 31, 2000, the net carrying value of the 43 restaurant properties was $29.9 million (an average of $695,000 per property).

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

         Enterprises is responsible for all aspects of the operation, maintenance and upkeep of the restaurant properties. In addition, Enterprises is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with Hardee's building standards. During 1999, Hardee's developed a new concept referred to as "Star Hardee's." This concept involves the implementation of a new menu and substantial renovation of the stores. The required renovation includes new signage, exterior and interior color schemes, kitchen equipment, furniture, decorations and lighting. The estimated cost to complete the required modification is between $100,000 and $150,000 per store. To date, Enterprises has completed the renovation of 16 of our stores to the Star Hardee's concept. The decision to modify a particular restaurant property is based on a number of factors, including the date of its last modification and the number, age and design features of competing restaurants located in the market area of the particular property. All of the costs of the conversion of a store to the Star Hardee's concept are borne by Enterprises.

         The locations of our restaurant properties are listed on page 9 of this Annual Report.

                     INFORMATION ABOUT APARTMENT COMMUNITIES



                                       No.                                    Total       Apartment      Weighted
                                        of                                  Rentable      Unit Type       Average
                                       Apt.    Year      Date      Total      Area      1     2     3    Apt. Size
    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- ----- ----------

Abbington Place     Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48      1,113
Allerton Place      Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48      1,061
Chason Ridge        Fayetteville, NC     252      1994      1/99      21.9    246,886    56   164    32        980
Harris Hill         Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -        912
Latitudes           Virginia Beach,      448      1989     10/94      24.9    358,700   269   159    20        800
                    VA
Madison Hall        Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -        862
Oak Hollow          Cary, NC             220      1983      7/98      30.0    215,960    56   164     -        982
Oakbrook            Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons       Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40        958
Paces Village       Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -        848
Pepperstone         Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place      Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -      1,059
Summerlyn Place     Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8      1,120
Waterford Place     Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48      1,155
Woods Edge          Durham, NC           264      1985      6/98      32.4    268,620    66   198     -      1,018

Community acquired December 2000 (2):
Oak Hollow Ph 2     Cary, NC             240      1986     12/00      26.8    220,840   160    80     -        920

Chrysson Community under purchase option (3):
Brookford Place     Winston-Salem, NC    108      2000         -       6.3    103,392    36    72     -        957



                                       No.                                 Average
                                        of       Average Economic      Monthly Revenue
                                       Apt.     Occupancy Percent(1)  per Occupied Unit
    Community           Location       Units   2000    1999   1998   2000    1999   1998
------------------- ------------------ ------ ------- ------- ------ ------ ------- ------

Abbington Place     Greensboro, NC       360    96.3    92.9   93.6   $764    $757   $781
Allerton Place      Greensboro, NC       228    95.3    94.9   94.8    778     788    804
Chason Ridge        Fayetteville, NC     252    96.2    95.8      -    659     659      -
Harris Hill         Charlotte, NC        184    94.5    96.7   96.0    728     733    720
Latitudes           Virginia Beach,      448    97.5    97.8   95.5    732     684    665
                    VA
Madison Hall        Clemmons, NC         128    94.4    92.6   91.7    612     645    650
Oak Hollow          Cary, NC             220    96.6    95.5   95.9    722     717    728
Oakbrook            Charlotte, NC        162    95.6    95.3   95.9    783     779    775
Paces Commons       Charlotte, NC        336    94.8    95.9   93.2    717     710    705
Paces Village       Greensboro, NC       198    96.2    93.1   93.8    666     656    672
Pepperstone         Greensboro, NC       108    96.5    96.9   97.1    681     681    682
Savannah Place      Winston-Salem, NC    172    93.3    92.8   97.6    749     768    777
Summerlyn Place     Burlington, NC       140    96.1    93.2   94.0    798     804    846
Waterford Place     Greensboro, NC       240    95.9    95.3   92.4    857     846    867
Woods Edge          Durham, NC           264    97.2    94.4   95.6    751     731    742

Community acquired December 2000 (2):
Oak Hollow Ph 2     Cary, NC             240       -       -      -      -       -      -

Chrysson Community under purchase option (3):
Brookford Place     Winston-Salem, NC    108       -       -      -      -       -      -


(1)      Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2)      Formerly known as Page Mill Apartments, acquired December 28, 2000.
(3)      To be acquired upon attainment of certain performance targets.


                         RESTAURANT PROPERTIES LOCATIONS




Virginia (28 properties)

Ashland
  106 North Washington

Blackstone
  North Main Street

Bluefield
  701 South College Street

Chester
  12401 Jefferson Davis Hwy.

Clarksville
  916 Virginia Avenue

Clintwood
  U.S. Highway 83

Dublin
  208 College Avenue

Franklin
  105 North Mechanic Street

Galax
  425 Main Street

Hopewell
  East City Point Road

Lebanon
  Route 1

Lynchburg
  8411 Timberlake Road
  2231 Langhorne road

Norfolk
  3908 Princess Anne Road


Orange
  200 Madison Road

Petersburg
  1865 Crater Road, South

Richmond
  921 Myers Street
  6850 Forest Hill Avenue
  7917 Midlothian Pike

Roanoke
  4407 Abenham Avenue SW
  3401 Hollins Road

Rocky Mount
  322 Tanyard Road, NE

Smithfield
  Smithfield Shopping Center

Staunton
  1201 Greenville Avenue

Verona
  160 East Route 612

Virginia Beach
  4261 Holland Road
  1951 Lynnhaven Parkway

Wise
  US Highway 23, Business


North Carolina
(15 properties)

Bessemer City
  Route 1

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the company.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
D. Scott Wilkerson               43        Director, President and                          October 1994
                                           Chief Executive Officer
Philip S. Payne                  49        Director, Executive Vice President,              October 1994
                                           Treasurer and Chief Financial Officer
Pamela B. Bruno                  47        Vice President, Controller and                   October 1994
                                           Chief Accounting Officer
Douglas E. Anderson              53        Vice President, Secretary                        April 1987

         D. Scott Wilkerson--Director, President and Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation in 1987 and served in various officer level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development, before becoming President of BT Venture in January 1994. He was named our Chief Executive Officer in April 1995 and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. Mr. Wilkerson received a BS degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed certified public accountant and licensed real estate broker. He serves on the boards of directors of the National Multifamily Housing Council and the Apartment Association of North Carolina, and he is the immediate past president of the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

         Philip S. Payne--Director, Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BT Venture Corporation in 1990 as Vice President of Capital Market Activities and became Executive Vice President and Chief Financial Officer of BT Venture in January 1993. He was named our Treasurer in April 1995 and a Director in December 1997. From 1987 to 1990, he was a principal in

Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a BS degree from the College of William and Mary in 1973 and a JD degree in 1978 from the same institution. Mr. Payne is a member of the Editorial Board of Real Estate Portfolio, a publication of the National Association of Real Estate Investment Trusts. He serves on the board of directors of the National Multifamily Housing Council.

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

         Douglas E. Anderson--Vice President and Secretary. Mr. Anderson has served as Vice President and Secretary since our inception in 1987. He has been with Enterprises since 1977 and is currently a director, executive vice president and secretary of Enterprises. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of Enterprises. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina. In addition, he serves on the Board of Visitors of the Lineberger Comprehensive Cancer Center in Chapel Hill, North Carolina. He received a BS degree in finance and accounting from the University of North Carolina at Chapel Hill in 1970.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 1,500 shareholders of record on March 19, 2001. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of March 19, 2001, the closing price of the company's common stock was $9.95 per share.

                                                                                               Dividends
                                                          Stock Price                             Paid
                                            High              Low              Close           Per Share
                                      ----------------- ----------------- ----------------- -----------------
2000
   Fourth quarter                           $ 8.75            $ 7.25            $ 7.50             $0.31
   Third quarter                              9.125             8.00              8.50              0.31
   Second quarter                             9.25              7.875             8.375             0.31
   First quarter                             10.625             7.75              7.75              0.31


                                                                                               Dividends
                                                          Stock Price                             Paid
                                            High              Low              Close           Per Share
                                      ----------------- ----------------- ----------------- -----------------
1999
   Fourth quarter                           $10.00            $ 8.00            $ 8.375            $0.31
   Third quarter                             11.6875            9.50             10.00              0.31
   Second quarter                            11.75             10.875            11.50              0.31
   First quarter                             11.875            10.50             11.375             0.31


         We have paid regular quarterly dividends to holders of our common stock since our inception, and we intend to continue to do so. We anticipate that we will pay all dividends from current funds from operations. We expect distributions to substantially exceed the 90% annual distribution requirement for a REIT.

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

Sales of Unregistered Securities

         There were no sales of unregistered securities in 2000.


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

                                                              Year ended December 31
                                          2000          1999           1998          1997           1996
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data:
Revenue:
  Apartment rental income             $   29,269    $   28,608     $   21,925     $  11,197     $    9,791
  Restaurant rental income                 4,162         4,339          4,500         4,500          4,500
  Equity and other income                    427           510            715           555            217
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             33,858        33,457         27,140        16,251         14,508
Expenses:
  Depreciation                             7,156         6,956          5,406         2,686          2,440
  Amortization                               579           569            531           580            535
  Apartment operations                     9,766         9,423          6,817         3,415          2,852


                                                              Year ended December 31
                                          2000          1999           1998          1997           1996
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
  Corporate administration                 2,391         2,352          1,697         1,131          1,019
  Costs of terminated
      equity transaction                     237             -              -             -              -
  Interest                                11,151        10,703          8,209         6,487          5,946
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            31,280        30,003         22,660        14,299         12,792
                                      ------------- -------------- ------------- -------------- -------------
Income before minority
  interest of Unitholders                  2,578         3,454          4,480         1,953          1,716
Minority interest in
  Operating Partnership                      595           728            742            39              -
                                      ------------- -------------- ------------- -------------- -------------
Income before
  extraordinary item                  $    1,983    $    2,726     $    3,738    $    1,913     $    1,716
                                      ============= ============== ============= ============== =============
Net income                            $    1,983    $    2,726     $    3,686    $    1,730     $    1,716
                                      ============= ============== ============= ============== =============
Basic earnings per share (1)          $     0.35    $     0.46     $     0.62    $     0.54     $     0.57
                                      ============= ============== ============= ============== =============
Diluted earnings per share (1)        $     0.35    $     0.46     $     0.62    $     0.52     $     0.56
                                      ============= ============== ============= ============== =============
Dividends per share                   $     1.24    $     1.24     $     1.24    $     1.24     $     1.24
                                      ============= ============== ============= ============== =============

Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities               $  217,818    $  203,365     $  188,539    $  128,050     $   66,610
  Restaurant properties                   39,702        40,545         43,205        43,205         43,205
Real estate assets, net                  224,705       217,984        212,192       157,108         98,354
Total assets                             230,691       224,270        221,121       166,112        103,436
Total debt                               163,612       150,883        140,524        93,436         77,352
Minority interest                         19,737        21,317         20,681        12,346              -
Shareholders' equity                      44,548        49,896         56,749        55,785         24,902

Apartment Property data:
Apartment communities
  owned at year end                           15            15             14             9              5
Apartment units owned
  at year end                              3,680         3,440          3,188         2,208          1,328
Average apartment
  economic occupancy                       95.9%         95.1%          94.7%         95.3%          94.1%
Average monthly revenue
  per occupied unit                   $      737    $      729     $      737    $      698     $      684

Other data:
EBITDA                                $   21,463    $   21,682     $   18,626    $   11,706     $   10,637
Funds from operations (2)                 10,139        10,816         10,292         4,916          4,472
Funds available
  for distribution (2)                     9,243         9,868          9,660         4,844          4,295
Net cash provided by
  (used in):
  Operating activities                $   10,854    $   10,919     $    9,420    $    5,007     $    4,800
  Investing activities                   (13,407)          111        (43,862)      (48,095)       (11,020)
  Financing activities                     3,177       (11,089)        32,473        44,705          6,361


                                                              Year ended December 31
                                          2000          1999           1998          1997           1996
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Weighted average number of
  shares outstanding                       5,708         5,973          5,924         3,180          3,027
Weighted average number of
  Operating Partnership minority
  units outstanding                        1,711         1,601          1,192            81              -

(1) Earnings per share amounts for 1996 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

(2) Funds from operations and funds available for distribution amounts for 1997 through 2000 reflect measurements for the Operating Partnership (before deduction for minority interest).

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

Results of Operations

2000 Compared to 1999

Revenues

         Total revenue in 2000 was $33.9 million, an increase of 1.2% compared to 1999. Apartment rental income accounted for 86.4% of our total revenue in 2000 compared to 85.5% in 1999.

         Apartment rental income in 2000 was $29.3 million, an increase of 2.3% compared to 1999. This increase reflects improvements in both occupancy and average rental rates in 2000. Average economic occupancy for all apartments was 95.9% in 2000 compared to 95.1% in 1999. Average monthly revenue per occupied unit for all apartments was $737 in 2000 compared to $729 in 1999. These comparisons reflect the results for all 3,440 apartments in operation through the entire 12 months of both

2000 and 1999. (Our acquisition of Oak Hollow Apartments - Phase 2 took place in late December 2000.)

         Apartment rental income was consistent with our expectations in 2000. Our apartment communities continue to show improved occupancy and rental rates despite the fact that we operate in some of the most competitive apartment markets in the United States.

         With the exception of Virginia Beach, Virginia, significant new apartment construction over the past few years has resulted in an oversupply of apartments in our markets. While the majority of the new apartment communities are asking for rents that are higher than those we receive at our communities, the discounting and specials offered by these new communities as they compete for occupancy limits our ability to significantly raise rents at our communities.

         As a result, we do not expect any significant improvement in our apartment markets in 2001. In light of this, we will continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We believe that we have good properties in excellent locations, and that we are well positioned to compete effectively in our markets.

         Restaurant rental income in 2000 was $4.2 million, a decrease of 4.1% compared to 1999. Restaurant rental income accounted for 12.3% of our total revenue in 2000 compared to 13.0% in 1999. The decrease in restaurant rental income is due to the sales of three restaurant properties in June 1999 and one restaurant property in June 2000. The four restaurants were sold to Enterprises, the lessee, under the non-economic clause of an agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. We received approximately $644,000 as a result of the June 2000 restaurant closing. In January 2001, Enterprises notified us of its intention to close and buy back one additional restaurant in May 2001.

         Under the lease, restaurant rental payments are the greater of a specified minimum rent or 9.875% of food sales. Prior to the sales of the four restaurants, the minimum rent was $4,500,000 per year. The minimum rent is reduced by approximately $96,000 per year for each restaurant that is sold. Restaurant rental income in both 2000 and 1999 was the minimum rent specified in the lease agreement.

         "Same store" sales (for our 43 restaurants that were open through the entire 12 months of both 2000 and 1999) declined by 3.6% in 2000 compared to 1999. Sales at these stores would have to increase by approximately 8% before we would receive rent exceeding the minimum rent.

         Interest and other income decreased by 16.3% to $427,000 in 2000 as compared to 1999. This decrease is primarily attributable to a $47,000 reduction in interest income due to repayment in February 2000 of $525,000 in principal on a note receivable from a joint venture partnership. Our interest in the net income of the Management Company was $131,000 in 2000 compared to $123,000 in 1999.

         Effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in the Management Company. Going forward, we will include the revenues and expenses of our third-party management activities in our consolidated revenue and expense amounts. We do not expect this change to have a significant effect on our financial position, operating results or cash flows in future periods.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2000 were $31.3 million, an increase of 4.3% compared to 1999.

         Apartment operations expense was $9.8 million in 2000, an increase of 3.6% compared to 1999. Apartment operations expense represented 33.4% of related apartment rental income, compared to 32.9% in 1999. This increase is primarily attributable to higher costs for compensation of on-site staff, taxes, and property insurance.

         We reclassified certain 1999 and 1998 expenses from Apartment operations expense to Administrative expense to conform to our current classification. Amounts included in Apartment operations expense in this Annual Report represent only direct costs of on-site operations for all years presented. The amounts we reclassified were approximately $600,000 for 1999 and $364,000 for 1998.

         Operating expenses for restaurant properties are insignificant because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Administrative expense was $2.4 million in 2000, an increase of 1.7% compared to 1999. We include our apartment property management costs as well as corporate expenses in this line item. Administrative costs were in line with management's expectations.

         During 2000, we entered into negotiations for a private equity transaction. The company terminated those negotiations during the fourth quarter of 2000, and we recorded a charge of $237,000 for those costs. Because this is a significant and non-recurring charge, we have reported this charge as a separate line item in our statement of operations.

         Depreciation and amortization totaled $7.7 million in 2000, an increase of 2.8% compared to 1999. These increases reflect the impact of additions and replacements at apartment communities.

         Interest expense was $11.2 million in 2000, an increase of 4.2% compared to 1999. This increase is primarily attributable to the approximate 0.75% increase in variable interest rates during the first half of 2000. Overall, weighted average interest rates were 7.3% in 2000 compared to 7.2% in 1999.

Net income

         Net income available to common shareholders in 2000 was $2.0 million, a decrease of 27.3% compared to 1999. Operating Partnership earnings before depreciation and amortization in 2000 were $10.3 million, a decrease of 6.1%, while non-cash charges for depreciation and amortization totaled $7.7 million, an increase of 2.8%, compared to 1999. The minority interest in Operating Partnership earnings in 2000 was $595,000, a decrease of 18.3% compared to 1999.

         Net income per share for the year 2000 was $0.35 compared to $0.46 for 1999. The decline in net income was primarily due to increases in interest expense, decrease in restaurant rental income, increases in non-cash charges for depreciation and amortization, and the significant non-recurring charge for the terminated equity transaction.

1999 Compared to 1998

Revenues

         Total revenue in 1999 was $33.5 million, an increase of 23.3% over 1998. This increase is primarily attributable to apartment community acquisitions in 1998 and January 1999. Apartment rental income accounted for 85.5% of our total revenue in 1999 compared to 80.8% in 1998.

         Apartment rental income in 1999 was $28.6 million, an increase of 30.5% over 1998. This increase is primarily the result of apartment community acquisitions. Average economic occupancy for all apartments was 95.1% in 1999 and 94.7% in 1998. Average monthly revenue per occupied unit for all apartments was $729 in 1999 and $737 in 1998.

         On a same-units basis, rental income for apartments owned throughout both years increased 0.3%. Average economic occupancy for these units was 95.3% for 1999 and 94.6% in 1998. Average monthly revenue per occupied unit for these units was $732 in 1999 and $735 in 1998.

         Restaurant rental income in 1999 was $4.3 million, a decrease of 3.6% compared to 1998. Restaurant rental income was the minimum rent for both 1999 and 1998. The decline in rental income was the result of the sale of three restaurants in 1999. Excluding the three restaurants that were sold during 1999, restaurant food sales declined 3.1% for the year.

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

Expenses

         Total expenses in 1999 were $30.0 million, an increase of 32.4% over 1998. This increase is primarily due to apartment community acquisitions in 1998 and early 1999.

         Apartment operations expense was $9.4 million in 1999, an increase of 38.2% compared to 1998. This increase reflects the impact of apartment acquisitions in 1998 and early 1999 as well as higher operating costs. Apartment operations expense totaled 32.9% of related rental income in 1999 compared to 31.1% in 1998. On a same-units basis, operations expense for apartments owned throughout both years increased 3.9% in 1999 compared to 1998.

         We reclassified certain 1999 and 1998 expenses from Apartment operations expense to Administrative expense to conform to our current classification. Amounts included in Apartment operations expense in this Annual Report represent only direct costs of on-site operations for all years presented. The amounts we reclassified were approximately $600,000 for 1999 and $364,000 for 1998.

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

         Administrative expense was $2.4 million in 1999, a 38.6% increase compared to 1998. We include our apartment property management costs as well as corporate expenses in this line item. The increase in administrative costs is generally attributable to additional management and administrative staff and overhead costs corresponding to the addition of apartment communities. In addition, legal and professional fees expense totaled $269,000 in 1999 compared to $198,000 in 1998, reflecting the increased complexity and costs associated with administration of our UpREIT structure.

         The increases in depreciation and amortization expense are primarily attributable to the addition of apartment communities. Depreciation expense was $7.0 million in 1999, an increase of 28.7% compared to 1998. For apartment communities owned throughout both years, depreciation expense increased 3.8%, reflecting the impact of additions and replacements at those communities.

         Interest expense was $10.7 million in 1999, an increase of 30.4% compared to 1998. This increase reflects the effect of increased debt related to apartment acquisitions in 1998 and early 1999. We were able to obtain favorable rates, fixed at rates ranging from 6.345% to 6.650% on new debt issues in the second half of 1998, which resulted in weighted average interest rates of 7.2% in 1999 compared to 7.5% in 1998.

Net income

         Net income available to common shareholders in 1999 was $2.7 million, a decrease of 26.0% compared to 1998. Operating Partnership earnings before depreciation and amortization in 1999 were $11.0 million, an increase of 5.4%, while non-cash charges for depreciation and amortization totaled $7.5 million, an increase of 26.8% compared to 1998. The minority interest in Operating Partnership earnings in 1999 was $728,000, a decrease of 1.9% compared to 1998.


Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 2 on page 14. We calculated funds from operations as follows (all amounts in thousands):

                                                                     2000           1999           1998
                                                                --------------- -------------- --------------
Income before minority interest
   and extraordinary item                                         $  2,577        $  3,454       $  4,480
Depreciation                                                         7,156           6,956          5,406
Amortization of management intangible                                  406             406            406
                                                                --------------- -------------- --------------
Funds from operations - Operating Partnership                     $ 10,139        $ 10,816       $ 10,292
                                                                =============== ============== ==============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                                     2000           1999           1998
                                                                --------------- -------------- --------------
Funds from operations - Operating Partnership                      $10,139         $10,816        $10,292
Amortization of loan costs                                             173             163            124
Recurring capital expenditures                                      (1,070)         (1,111)          (757)
                                                                --------------- -------------- --------------
Funds available for distribution                                   $ 9,243         $ 9,868        $ 9,660
                                                                =============== ============== ==============

         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                                     2000           1999           1998
                                                                --------------- -------------- --------------
Funds from operations - Operating Partnership                      $10,139         $10,816        $10,292
Minority interest in funds from operations                          (2,339)         (2,280)        (1,708)
                                                                --------------- -------------- --------------
Basic funds from operations
  available to common shareholders                                 $ 7,801         $ 8,537        $ 8,584
                                                                =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):


                                                                     2000           1999           1998
                                                                --------------- -------------- --------------
Net cash provided by (used in)
   Operating activities                                          $  10,854       $  10,919      $   9,420
   Investing activities                                            (13,407)            111        (43,862)
   Financing activities                                              3,177         (11,089)        32,473

Dividends and distributions paid to
   Shareholders                                                  $   7,077       $   7,421      $   7,340
   Minority unitholders in Operating Partnership                     2,102           1,942          1,105

Scheduled debt principal payments                                $     332       $     547      $     482
Non-recurring capital expenditures
   Acquisition improvements and replacements                           297             819            426
   Other apartment property improvements                               755             486            179

Weighted average common shares outstanding                           5,708           5,973          5,924
Weighted average Operating Partnership
   minority units outstanding                                        1,711           1,601          1,192

         Funds from operations in 2000 (before deduction for minority interest) totaled $10.1 million, a decrease of 6.3% compared to $10.8 million in 1999. The modest increase in contribution from apartment operations was not adequate to offset increases in interest expense, decrease in restaurant rental income, or the significant non-recurring costs of a terminated equity transaction. We operated the same 3,440 apartment units throughout both 2000 and 1999. Funds from operations in 1999 (before deduction for minority interest) increased 5.1% compared to 1998, reflecting the impact of 1998 additions to our apartment portfolio.

         Funds available for distribution totaled $9.2 million in 2000, a decrease of 6.3% compared to 1999. Funds available for distribution totaled $9.9 million in 1999, an increase of 2.2% compared to 1998. The variance in increases in funds available for distribution compared to increases in funds from operations reflects the impact of recurring capital expenditures for major capital maintenance costs at our older communities. Recurring capital expenditures averaged $311 per apartment unit in 2000, $323 per unit in 1999, and $290 per unit in 1998.


Capital Resources and Liquidity

Capital Resources

         In December 2000, we acquired an apartment community for a total cost of approximately $12.4 million, paid in cash. We financed this acquisition with a $9.7 million draw on a variable-rate loan secured by a deed of trust on the community and $2.7 million draws on our lines of credit. In addition, during 2000, we made draws totaling $1.2 million on our lines of credit to fund capital improvements at our apartment properties and to redeem common stock and Operating Partnership minority units.

         In June 2000, we received approximately $644,000 proceeds from the sale of a restaurant. We applied this cash to fund capital improvements at our apartment properties.

         In January 1999, we acquired an apartment community for a total cost of approximately $12.5 million. In conjunction with this acquisition, we made cash payments totaling approximately $1.8 million, and assumed long term debt and related liabilities totaling $10.7 million. We financed this acquisition through draws on our line of credit.

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

         During 1999, we made draws totaling $9.0 million on our line of credit that is secured by our restaurant properties. We applied these funds toward our apartment acquisition, the buyback of common stock, and to retire a $6.1 million note payable to an affiliate.

         During 1999, we also entered into a line of credit arrangement that is secured by a deed of trust on Latitudes Apartments. We applied a $12.7 million draw against this line of credit to retire a fixed rate deed of trust loan secured by Latitudes Apartments.

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

         In December 1997 and January 1998, we issued 2.7 million shares of our common stock through a common stock offering. In January 1998, we received $2.6 million over-allotment proceeds from this offering, which we applied to pay down existing debt.

         During 1999 and 1998, we issued 67,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan. In addition, during 1998, we issued 109,000 shares of our common stock to affiliates for additional consideration and to retire debt related to previous acquisitions.

         During 1999, 1998 and 1997, we issued 1.7 million Operating Partnership units in conjunction with acquisitions of apartment communities. Holders of Operating Partnership units will generally be able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year following issuance.

         We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of Operating Partnership units, common stock and/or preferred stock, additional debt, and joint venture investments. We may use our lines of credit or fixed rate, long-term debt to acquire apartment communities.

Cash Flows and Liquidity

         Net cash flows from operating activities were $10.9 million in 2000 and 1999, and $9.4 million in 1998. Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions.

         We capitalize expenditures to acquire new assets, to materially enhance the value of existing assets, or to substantially extend the useful life of existing assets. All floor covering, appliance, and HVAC replacements, as well as major capital maintenance expenditures are capitalized. We have generally funded recurring capital expenditures for apartment properties from cash provided by operating activities.

         We paid dividends of $0.31 per share per quarter in each quarter of 2000, 1999, and 1998. Our dividend payout ratio (the ratio of dividends plus distributions paid to Operating Partnership funds from operations) was 90.5% in 2000, 86.6% in 1999, and 85.5% in 1998. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 90% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

Short- and Long-term Liquidity Requirements

         At December 31, 2000, total long-term debt was $163.6 million, including $116.4 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $47.2 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.5%. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $480,000.

         A summary of scheduled principal payments on long-term debt is included in the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

o Our line of credit secured by deeds of trust and assignment of rents of 43 restaurants, due January 2002 ($23.3 million outstanding at December 31, 2000);
o Our lines of credit secured by a deed of trust and assignment of rents of Latitudes Apartments, due December 2004 (up to $19.6 million, $14.2 million outstanding at December 31, 2000);
o Our deed of trust loan for Oak Hollow Apartments - Phase 2, due December 2004 (up to $11.7 million for acquisition and renovation construction, $9.7 million outstanding at December 31, 2000).

         We continue to produce sufficient cash flow to fund our regular dividend. However, any number of unforeseen events, or a combination of such events (for example, a substantial decline in apartment operations, a substantial increase in short-term interest rates, or the sale of the restaurant properties or other assets), might necessitate a reduction in the current dividend.

         We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings, long-term debt, or joint venture investments. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short term financing of possible property acquisitions, through long term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

         We received approximately 12.3% of our revenue in 2000, compared to 13.0% in 1999 and 16.6% in 1998, from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue.

         Under our current line of credit agreement, Enterprises has the right to purchase, under specified terms, up to three additional restaurants deemed "non-economic" for no less than net carrying value. The annual minimum rent would be reduced by approximately $96,000 for each restaurant. We would receive sale proceeds of the greater of net carrying value or fair value. As of December 31, 2000, the average net book value of the restaurant properties was approximately $695,000. We would most likely apply sale proceeds to reduce outstanding debt on our line of credit. In January 2001, we received notification of Enterprises' intention to purchase one additional restaurant property in May 2001.

         Enterprises is a privately owned company with total assets exceeding $230 million and net equity exceeding $75 million. Enterprises' principal line of business is the operation of approximately 330 Hardee's restaurants. In addition to its Hardee's operations, Enterprises is the franchisor of Texas

Steakhouse and Saloon, a casual dining concept with 25 restaurants. Of these, Enterprises owns and operates 13 restaurants, and 12 are owned and operated by franchisees. Enterprises also conducts extensive real estate investment and development activities through BNE Land and Development. These activities involve a full range of property types, including land, commercial, retail, office, apartment and single-family properties. We have had extensive discussions with management of Enterprises and have reviewed Enterprises' financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

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

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended by Statement No. 137 and Statement No. 138, must be adopted in years beginning after June 15, 2000. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long-term debt as of December 31, 2000 and 1999, is included in the notes to the financial statements in this Annual Report. At December 31, 2000, total long-term debt was $163.6 million, including $116.4 million notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $47.2 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 7.5% at December 31, 2000, and 7.2% at December 31, 1999. A 1% change in variable interest rates would increase or decrease our annual interest expense by approximately $480,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                                                       Expected maturity dates
                             2001        2002        2003        2004        2005       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $   380    $     414    $   449    $     487     $5,952    $108,680    $116,362
   Average interest rate      7.98%        7.98%       7.98%       7.98%      8.50%       7.00%       7.09%



                                                       Expected maturity dates
                             2001        2002        2003        2004        2005       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Variable rate notes              -       23,330          -       23,919          -           -      47,249
   Average interest rate                   8.41%                   8.61%                              8.51%


         We estimate the fair value of fixed rate and variable rate notes using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our notes payable at December 31, 2000, totaled approximately $163.3 million.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 24, 2001, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.


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

                         Index to Financial Statements
                                                                           Page

Financial Statements and Notes:
   Report of Independent Auditors                                            28
   Consolidated Balance Sheets as of December 31, 2000 and 1999              29
   Consolidated Statements of Operations for the Years Ended                 30
      December 31, 2000, 1999, and 1998
   Consolidated Statements of Shareholders' Equity for the Years Ended       31
      December 31, 2000, 1999, and 1998
   Consolidated Statements of Cash Flows for the Years Ended                 32
      December 31, 2000, 1999, and 1998
   Notes to Consolidated Financial Statements                                33
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                   44

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     2.1* Master Agreement of Merger and Acquisition by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2* Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership,
                Paul G. Chrysson, James G. Chrysson, W. Michael Gilley,
                Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1* Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc., Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2* By-Laws (filed as Exhibit 3.2 to BNP Residential Properties, Inc., Current Report on Form

                8-K dated March 17, 1999, and incorporated herein by reference)
     4*         Rights Agreement, dated March 18, 1999, between the Company and
                First Union National Bank (filed as Exhibit 4 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated March 17,
                1999, and incorporated herein by reference)
    10.1*       Amended and Restated Agreement of Limited Partnership of BNP
                Residential Properties Limited Partnership (filed as Exhibit
                10.1 to BNP Residential Properties, Inc. Annual Report on Form
                10-K dated December 31, 1998, and incorporated herein by
                reference)
    10.2*       Amended and Restated Master Lease Agreement dated December 21,
                1995, between BNP Residential Properties, Inc. and Boddie-Noell
                Enterprises, Inc. (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K dated December 31,
                1995, and incorporated herein by reference)
    10.3*       BNP Residential Properties, Inc. 1994 Stock Option and Incentive
                Plan effective August 4, 1994, and amended effective May 15,
                1998 (filed as an exhibit in Schedule 14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)
    10.4*       Form and description of Employment Agreements dated July 15,
                1997, between BNP Residential Properties, Inc. and certain officers (filed as Exhibit 10 to BNP Residential Properties,
                Inc. Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997, and incorporated herein by reference)
    21          Subsidiaries of the Registrant
    23          Consent of Ernst & Young LLP

* Incorporated herein by reference

(b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BNP RESIDENTIAL PROPERTIES, INC.



Date:  March 28, 2001                        /s/ Philip S. Payne
                                           Philip S. Payne
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

  /s/ D. Scott Wilkerson            President and Chief Executive               March 28, 2001
D. Scott Wilkerson                  Officer, Director

  /s/ Philip S. Payne               Executive Vice President, Treasurer         March 28, 2001
Philip S. Payne                     and Chief Financial Officer, Director

  /s/ Pamela B. Bruno               Vice President, Controller                  March 28, 2001
Pamela B. Bruno                     and Chief Accounting Officer

  /s/ B. Mayo Boddie                Chairman of the Board of Directors          March 28, 2001
B. Mayo Boddie

  /s/ Stephen R. Blank              Director                                    March 28, 2001
Stephen R. Blank

  /s/ Paul G. Chrysson              Director                                    March 28, 2001
Paul G. Chrysson

 /s/ W. Michael Gilley              Director                                    March 28, 2001
W. Michael Gilley

  /s/ William H. Stanley            Director                                    March 28, 2001
William H. Stanley



                         Report of Independent Auditors


Board of Directors and Stockholders
BNP Residential Properties, Inc.


We have audited the accompanying consolidated balance sheets of BNP Residential Properties, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNP Residential Properties, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                             /s/  ERNST & YOUNG LLP


Raleigh, North Carolina
January 5, 2001

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Balance Sheets

                                                                                             December 31
                                                                                       2000               1999
                                                                                ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                             $217,818,208        $203,365,405
   Restaurant properties                                                              39,702,060          40,544,741
                                                                                ------------------- ------------------
                                                                                     257,520,268         243,910,146
   Less accumulated depreciation                                                     (32,815,205)        (25,926,208)
                                                                                ------------------- ------------------
                                                                                     224,705,063         217,983,938
Cash and cash equivalents                                                              1,056,052             431,531
Prepaid expenses and other assets                                                      1,510,541           1,638,199
Investment in and advances to Management Company                                         714,892             452,489
Notes receivable                                                                         100,000             625,000
Other assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                          1,521,288           1,927,488
   Deferred financing costs                                                            1,083,560           1,210,990
                                                                                ------------------- ------------------
Total assets                                                                        $230,691,396        $224,269,635
                                                                                =================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                                    $163,611,737        $150,883,348
Accounts payable and accrued expenses                                                    149,412             110,581
Accrued interest on mortgage and other notes payable                                     794,836             742,413
Escrowed security deposits and deferred revenue                                          383,626             486,748
Deferred cable equipment rental revenue                                                  800,000                   -
Deferred credit for interest defeasance                                                  666,688             833,344
                                                                                ------------------- ------------------
                                                                                     166,406,299         153,056,434

Minority interest in Operating Partnership                                            19,737,035          21,316,760
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized,
   5,706,950 shares issued and outstanding at December 31, 2000
   5,734,906 shares issued and outstanding at December 31, 1999                           57,069              57,349
Additional paid-in capital                                                            69,707,155          69,961,625
Dividend distributions in excess of net income                                       (25,216,162)        (20,122,533)
                                                                                ------------------- ------------------
Total shareholders' equity                                                            44,548,062          49,896,441
                                                                                ------------------- ------------------
Total liabilities and shareholders' equity                                          $230,691,396        $224,269,635
                                                                                =================== ==================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations

                                                                                Years ended December 31
                                                                        2000              1999             1998
                                                                  ----------------- ----------------- ----------------
Revenues
Apartment rental income                                               $29,269,100       $28,608,487       $21,924,722
Restaurant rental income                                                4,161,968         4,338,830         4,500,000
Interest and other income                                                 426,897           510,166           715,365
                                                                  ----------------- ----------------- ----------------
                                                                       33,857,965        33,457,483        27,140,087

Expenses
Apartment operations                                                    9,766,085         9,422,842         6,817,305
Administrative expenses                                                 2,391,429         2,352,326         1,697,020
Costs of terminated equity transaction                                    237,450                 -                 -
Depreciation                                                            7,155,697         6,955,955         5,406,005
Amortization                                                              579,216           569,086           530,688
Interest on notes payable to affiliates                                         -           131,599           460,112
Interest - other                                                       11,150,565        10,571,415         7,749,277
                                                                  ----------------- ----------------- ----------------
                                                                       31,280,442        30,003,223        22,660,407
                                                                  ----------------- ----------------- ----------------

Income before minority interest and extraordinary item                  2,577,523         3,454,260         4,479,680
Minority interest in Operating Partnership                                594,534           727,999           741,961
                                                                  ----------------- ----------------- ----------------
Income before extraordinary item                                        1,982,989         2,726,261         3,737,719
Extraordinary item - loss on early extinguishment of debt                       -                 -            51,335
                                                                  ----------------- ----------------- ----------------
Net income                                                            $ 1,982,989       $ 2,726,261       $ 3,686,384
                                                                  ================= ================= ================

Per share data:
Basic earnings per share --
   Income before extraordinary item                                        $0.35             $0.46             $0.63
   Extraordinary item                                                          -                 -             (0.01)
                                                                  ----------------- ----------------- ----------------
   Net income                                                              $0.35             $0.46             $0.62
                                                                  ================= ================= ================
Diluted earnings per share --
   Income before extraordinary item                                        $0.35             $0.46             $0.63
   Extraordinary item                                                          -                 -             (0.01)
                                                                  ----------------- ----------------- ----------------
   Net income                                                              $0.35             $0.46             $0.62
                                                                  ================= ================= ================
Dividends declared                                                         $1.24             $1.24             $1.24
                                                                  ================= ================= ================
Weighted average shares outstanding                                    5,707,561         5,972,576         5,923,798
                                                                  ================= ================= ================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity

                                                                                         Dividend
                                                                       Additional      distributions
                                              Common Stock               paid-in       in excess of
                                         Shares         Amount           capital        net income         Total
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1997            5,630,775         $56,308      $67,503,012     $(11,774,351)     $55,784,969
Common stock issued                       347,155           3,471        4,614,624                -        4,618,095
Dividends paid                                  -               -                -       (7,340,187)      (7,340,187)
Net income                                      -               -                -        3,686,384        3,686,384
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1998            5,977,930          59,779       72,117,636      (15,428,154)      56,749,261
Common stock issued                        29,020             290          324,090                -          324,380
Common stock retired                     (272,044)         (2,720)      (2,480,101)               -       (2,482,821)
Dividends paid                                  -               -                -       (7,420,640)      (7,420,640)
Net income                                      -               -                -        2,726,261        2,726,261
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 1999            5,734,906          57,349       69,961,625      (20,122,533)      49,896,441
Common stock retired                      (27,956)           (280)        (254,470)               -         (254,750)
Dividends paid                                  -               -                -       (7,076,618)      (7,076,618)
Net income                                      -               -                -        1,982,989        1,982,989
                                      ------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 2000            5,706,950         $57,069      $69,707,155     $(25,216,162)     $44,548,062
                                      ============= ================ ================ ================ ===============



See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                          2000             1999             1998
                                                                     --------------- ----------------- ----------------
Operating activities
Net income                                                            $  1,982,989    $  2,726,261      $  3,686,384
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary item - loss on early extinguishment of debt                     -               -            51,335
   Minority interest in Operating Partnership                              594,534         727,999           741,961
   Equity in income of Management Company                                 (131,295)       (122,774)         (114,954)
   Depreciation and amortization of intangibles                          7,734,913       7,525,041         5,936,693
   Amortization of defeasance credit                                      (166,656)       (166,656)                -
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                    170,854         180,487          (567,439)
      Accounts payable and accrued expenses                                 18,004        (111,543)         (280,812)
      Security deposits and deferred revenue                               651,028         160,538           (33,443)
                                                                     --------------- ----------------- ----------------
Net cash provided by operating activities                               10,854,371      10,919,353         9,419,725

Investing activities
Acquisitions of apartment communities                                  (12,324,599)     (1,796,746)      (41,545,571)
Additions to apartment communities                                      (2,119,917)     (2,413,597)       (1,358,143)
Sale of restaurant properties                                              643,598       2,079,719                 -
Investment in and advances to Management Company                          (131,108)        330,000          (330,000)
Investment in notes receivable                                             525,000       1,911,812          (627,805)
                                                                     --------------- ----------------- ----------------
Net cash (used in) provided by investing activities                    (13,407,026)        111,188       (43,861,519)

Financing activities
Net proceeds from issuance of common stock                                       -         324,380         3,089,960
Redemption of Operating Partnership minority units                         (72,527)              -                 -
Repurchase of common stock                                                (254,750)     (2,482,821)                -
Distributions to Operating Partnership minority unitholders             (2,101,732)     (1,942,381)       (1,105,286)
Payment of dividends to shareholders                                    (7,076,618)     (7,420,640)       (7,340,187)
Proceeds from notes payable                                             13,686,984      17,807,519        49,122,805
Principal payments on notes payable                                       (958,595)    (17,140,109)      (10,829,662)
Payment of deferred financing costs                                        (45,586)       (234,652)         (464,707)
                                                                     --------------- ----------------- ----------------
Net cash provided by (used in) financing activities                      3,177,176     (11,088,704)       32,472,923
                                                                     --------------- ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                       624,521         (58,163)       (1,968,871)
Cash and cash equivalents at beginning of year                             431,531         489,694         2,458,565
                                                                     --------------- ----------------- ----------------

Cash and cash equivalents at end of year                              $  1,056,052    $    431,531      $    489,694
                                                                     =============== ================= ================

See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 2000


Note 1.  Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company"), formerly Boddie-Noell Properties, Inc., and BNP Residential Properties Limited Partnership (the "Operating Partnership"), formerly Boddie-Noell Properties Limited Partnership. The company is the general partner and owns a majority interest in the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We are a self-administered and self-managed real estate investment trust ("REIT") that owns and operates apartment communities in North Carolina and Virginia. On December 31, 2000, we owned 15 apartment communities containing 3,680 apartments and had the right to acquire one additional apartment community containing 108 apartment units. We also own 43 restaurant properties, which we lease to Boddie-Noell Enterprises, Inc. ("Enterprises") under a master lease on a triple-net basis.

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

UpREIT Structure
In 1997, we converted to an UpREIT structure where the company is the Operating Partnership's sole general partner. UpREIT stands for "umbrella partnership real estate investment trust." We contributed our real estate properties and all other assets and liabilities to a limited liability company wholly owned by the Operating Partnership in exchange for ownership units of the Operating Partnership. We currently own approximately 77% of the units. Other unitholders will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

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

We evaluate our real estate assets from time to time, or upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded value. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 2000 and 1999, none of our assets were considered impaired.

Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
We amortize the intangible asset related to the 1994 acquisition of management operations using the straight-line method over ten years. Accumulated amortization on this asset was approximately $2.2 million at December 31, 2000, and $1.8 million at December 31, 1999.

We defer costs incurred in connection with proposed acquisition of properties and stock offerings until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense. During 2000, we recorded a charge of $237,000 for costs of an equity transaction that was terminated by the company during the fourth quarter.

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs. Accumulated amortization on these assets was $430,000 at December 31, 2000, and $257,000 at December 31, 1999.

Fair Values of Financial Instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.
We estimate the fair value of fixed rate notes and variable rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2000, the fair value of our mortgage and other notes payable approximated the carrying value.

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

Revenue Recognition
We record rental and other revenue as they are earned. In December 2000, we received $800,000 advance payment for use of our cable equipment at five apartment communities. At December 31, 2000, we have included this amount in deferred revenue, and we plan to recognize this rental revenue over ten years beginning in 2001.

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled $296,000 in 2000, $270,000 in 1999, and $211,000 in 1998.

Stock-Based Compensation
We measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for our fixed stock option plans.

Income Taxes
We operate as, and elect to be taxed as, a REIT under the Internal Revenue Code. Accordingly, we were not subject to federal or state income taxes on amounts distributed to shareholders, provided we distributed at least 95% of our REIT taxable income and met certain other requirements for qualifying as a REIT. We have made no provision for federal or state income taxes. For federal and state income tax purposes, we reported real estate investments with a total cost basis of $232.5 million and accumulated depreciation of $45.9 million.

Earnings Per Share
We calculate earnings per share based on the weighted average number of shares outstanding during each year.

Comprehensive Income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 2000, 1999, or 1998, other than net income as reported.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by Statement No. 137 and Statement No. 138, must be adopted in years beginning after June 15, 2000. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a material impact on our results of operations or financial position.

Reclassifications
Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income, shareholders' equity or cash flows as previously reported.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                  2000              1999
                                            ----------------- -----------------

Apartment properties
   Land                                      $  20,758,291     $  18,844,291
   Buildings and improvements                  197,038,755       184,521,114
   Other equipment                                  21,162                 -
   less accumulated depreciation               (23,008,923)      (16,642,517)
                                            ----------------- -----------------
                                               194,809,285       186,722,888
Restaurant properties
   Land                                         11,087,892        11,323,843
   Buildings and improvements                   28,614,168        29,220,898
   less accumulated depreciation                (9,806,282)       (9,283,691)
                                            ----------------- -----------------
                                                29,895,778        31,261,050
                                            ----------------- -----------------
                                              $224,705,063      $217,983,938
                                            ================= =================

The results of operations of the following apartment communities are included in the financial statements from the dates of acquisition, as follows:

2000 acquisition:
o Oak Hollow Apartments - Phase 2 (formerly known as Page Mill Apartments) acquired effective December 28, 2000, for a total cost of approximately $12.4 million, paid in cash.

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

In June 2000, we sold one restaurant property to the lessee (who is an affiliate) for its net carrying value of approximately $644,000. In June 1999, we sold three restaurant properties to the lessee for their net carrying value of approximately $2.1 million. We applied the proceeds from these sales to improvements at apartment communities and to reduce our line of credit that is secured by the restaurant properties.

The following unaudited pro forma summary information does not include the operations, depreciation, or financing expense for Madison Hall, Summerlyn Place, or Allerton Place until their respective acquisition dates in 1998 because these communities were acquired immediately upon their attainment of "stabilized" status. An apartment community is considered stabilized when construction of all buildings has been completed and the community has attained 90% occupancy for 90 days. Under the terms of the acquisition agreements for these properties and the financing for their purchases, these conditions must be met before purchase of the property. Otherwise, the unaudited pro forma summary information presents the results of operations as if the acquisitions described above had occurred on January 1, 1998. These pro forma amounts may not represent how we would have performed if these purchases had really occurred on that date. In addition, they do not purport to project our results of operations for any future period.

                                                          1998
                                                    -----------------

Total revenue                                            $31,083,000
Income before extraordinary item                           3,779,000
Net income                                                 3,730,000
Earnings per share                                              0.63

Note 3.  Notes Payable

Notes payable at December 31 consist of the following:

                                                                              2000               1999
                                                                        ------------------ ------------------
Revolving lines of credit with a bank:

Principal sum of up to $23.3 million, due January 2002,
secured by deeds of trust and assignment of rents of 43
restaurant properties. Interest-only payments on the
outstanding balance due monthly at a variable interest
rate of 30-day LIBOR plus 1.75% (8.43% at December 31, 2000).             $ 23,329,787       $ 20,950,000

Principal sum of up to $17.6 million, due December 2004,
secured by a deed of trust and assignment of rents of
Latitudes Apartments. Interest-only payments on the
outstanding balance due monthly at a variable interest
rate of 30-day LIBOR plus 2.0% (8.68% at December 31, 2000).
At December 31, 2000, $1.4 million of funds were available
under this revolving line of credit, with $2.0 million
reserved subject to available draws against a variable rate
note payable to the same lender.                                            14,219,331         12,719,331

Principal sum of up to $2.0 million, due January 2002,
secured by a deed of trust and assignment of rents of
Latitudes Apartments. Interest-only payments on the
outstanding balance due monthly at a variable interest
rate of 30-day LIBOR plus 2.0% (8.68% at December 31, 2000).
At December 31, 2000, this entire line of credit was available.                      -                  -

Variable rate notes payable:

Note payable to a bank in the principal amount of up to
$11.7 million due December 2004, secured by a deed of
trust and assignment of rents of Oak Hollow Apartments -
Phase 2. Interest-only payments on the outstanding principal balance due monthly at a variable interest rate of 30-day
LIBOR plus 1.85% (8.53% at December 31, 2000). At December
31, 2000, $2.0 million is available to fund renovations at this
community.                                                                   9,700,000                  -

Note payable to a bank in the principal amount of up to $2,625,000 due February 2000, interest on the outstanding principal balance at
30-day LIBOR plus 2.25% payable monthly.                                             -            625,000

Fixed rate notes payable:

Notes payable comprised of four loans, payable in monthly
installments totaling approximately $248,000 including principal and interest at rates ranging from 7.66% to 8.55%, with
maturities in 2005 through 2034. Secured by deeds of trust
and assignment of rents of four apartment communities.                      31,891,381         32,223,517


                                                                              2000               1999
                                                                        ------------------ ------------------
Notes payable comprised of 10 loans, interest rates ranging
from 6.35% to 6.97%, payable in interest-only monthly
installments totaling approximately $478,000, with maturities in 2007 and 2008. Secured by deeds of trust and assignment of
rents of 10 apartment communities.                                          84,365,500         84,365,500

Notes payable, comprised of 10 loans, payable in monthly
installments totaling approximately $2,200 including
principal and interest at 7.99%, with maturity in 2005.
Secured by 10 trucks.                                                          105,738                  -
                                                                        ------------------ ------------------

                                                                           $163,611,737       $150,883,348
                                                                        ================== ==================

As of December 31, 2000, scheduled principal payments were approximately as follows: 2001 - $380,000; 2002 - $23,744,000; 2003 - $449,000; 2004 -
$24,407,000; 2005 - $5,952,000; thereafter - $108,680,000.

During 2000, in conjunction with the sale of a restaurant property, we reduced our line of credit secured by our restaurant properties to a maximum of $23.3 million. This line of credit matures in January 2002.

We financed the acquisition of Oak Hollow Apartments - Phase 2 in December 2000 with a $9.7 million draw on a variable rate deed of trust loan for up to $11.7 million. The note is payable at maturity in December 2004, and provides for monthly interest payments on the outstanding balance at 30-day LIBOR plus 1.85%. Additional draws totaling $2.0 million are available through December 2002 to fund renovations to the apartment community. In conjunction with this financing, we paid and recorded $46,000 in deferred loan costs in 2000.

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

In January 1998, we applied $1.9 million proceeds from a common stock offering to pay off the outstanding balance of a line of credit with a bank. In conjunction with this payoff, we wrote off unamortized loan costs of $17,000. In March 1998, we applied $7.0 million proceeds from a fixed rate deed of trust loan and operating cash to retire an $8.5 million variable rate mortgage note secured by deeds of trust on and assignment of rents of three apartment communities. In conjunction with this refinancing, we wrote off unamortized loan costs of $43,000. We have reflected these write-offs, net of minority interests' share, in the financial statements as an extraordinary item.

Interest payments were as follows:

                                         2000              1999              1998
                                   ----------------- ----------------- -----------------
Payments to affiliates               $         -       $   239,484        $  482,750
Payments to other lenders             11,264,798        10,730,979         7,579,941
                                   ----------------- ----------------- -----------------
                                     $11,264,798       $10,970,463        $8,062,691
                                   ================= ================= =================

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

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 29,020 shares in 1999 and 38,069 shares in 1998 through the Plan.

Dividend Payments
We paid dividend distributions totaling $1.24 per share each year during 2000, 1999, and 1998. The allocation between non-taxable return of capital and taxable ordinary dividend income to shareholders was as follows.

                                        2000            1999            1998
                                    ------------ --------------- ---------------

Non-taxable return of capital           50.1%           49.7%           44.8%
Taxable ordinary dividend income        49.9%           50.3%           55.2%

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts.

                                                              2000              1999              1998
                                                        ----------------- ----------------- -----------------
Numerators:
Numerator for basic earnings per share -
   Income before extraordinary item                        $1,982,989        $2,726,261        $3,737,719
   Extraordinary item                                               -                 -           (51,335)
                                                        ----------------- ----------------- -----------------
   Net income                                              $1,982,989        $2,726,261        $3,686,384
                                                        ================= ================= =================
Numerator for diluted earnings per share -
   Income before extraordinary item (1)                    $2,577,523        $3,454,260        $4,479,680
   Extraordinary item (1)                                           -                 -           (59,682)
                                                        ----------------- ----------------- -----------------
   Net income (1)                                          $2,577,523        $3,454,260        $4,419,998
                                                        ================= ================= =================



                                                              2000              1999              1998
                                                        ----------------- ----------------- -----------------
Denominators:
Denominator for basic earnings per share -
   Weighted average shares outstanding                      5,707,561         5,972,576         5,923,798
Effect of dilutive securities:
   Contingent stock - acquisition                                   -                 -             1,785
   Convertible Operating Partnership units                  1,710,788         1,600,780         1,191,312
   Stock options (2)                                                -                 -            15,430
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                          1,710,788         1,600,780         1,208,527
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average shares and
   assumed conversions                                      7,418,349         7,573,356         7,132,325
                                                        ================= ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We did not include any of the options outstanding during 2000 and 1999 in the calculation of diluted earnings per share for these years. In addition, we excluded options to purchase 120,000 shares of common stock at $13.125, and options to purchase 60,000 shares of common stock at $11.25, that were outstanding during 1998, from the calculation of diluted earnings per share for 1998. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

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

The following table summarizes information about stock options outstanding at December 31, 2000.


                                              Weighted Average
                                                 Remaining         Number of         Number of
                                                Contractual         Options           Options
                                                Life (Years)      Outstanding       Exercisable
                                              ----------------- ----------------- -----------------
Exercise price $9.25 per share                         9.15            47,500                 -
Exercise price $11.25 per share                        7.83            60,000            30,000
Exercise price $13.125 per share                       7.50           120,000            60,000
Exercise price $12.25 per share                        6.33           110,000            82,500
Exercise price $12.50 per share                        3.88           140,000           140,000
                                                                ----------------- -----------------
   All options outstanding                             6.37           477,500           312,500
                                                                ================= =================

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions to estimate the fair value of options granted:

                                                                       2000           1999            1998
                                                                  --------------- -------------- ---------------
Weighted average fair value                                         $  0.02         $  0.17        $  0.17
Weighted average exercise price                                        9.25           12.50          12.50
Weighted average dividend yield                                       13.41%           9.97%          9.97%


                                                                       2000           1999            1998
                                                                  --------------- -------------- ---------------
Expected volatility                                                    0.163           0.152          0.152
Weighted average risk-free interest rate                               5.18%           4.88%          4.88%
Expected vesting period                                                4 years        4 years         4 years

Had we determined compensation cost for our fixed stock option plans consistent with the fair value method outlined in Financial Accounting Standards Board Statement No. 123, the impact on our net income and earnings per share would not have been material.

Changes in outstanding stock options were as follows:

                                       2000                       1999                       1998
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ -------------
Beginning balance               430,000        $12.44      430,000        $12.44      250,000        $12.39
Granted                          47,500          9.25            -             -      180,000         12.50
Exercised                             -             -            -             -            -             -
Repurchased                           -             -            -             -            -             -
Forfeited                             -             -            -             -            -             -
                             ------------- ------------ ------------- ------------ ------------- ------------
Ending balance                  477,500        $12.12      430,000        $12.44      430,000        $12.44
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        312,500        $12.43      240,000        $12.44      167,500        $12.46
                             ============= ============ ============= ============ ============= ============

Note 5.  Rental Operations

Apartment Properties
We lease our residential apartments under operating leases with monthly payments due in advance. Terms of the apartment leases are generally one year or less, with none longer than two years.

Restaurant Properties - Master Lease Agreement
The lease agreement with Enterprises has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions as defined in the agreement, both Enterprises and the company have the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic.

In June 2000, we sold one restaurant, and in June 1999, we sold three restaurants to Enterprises, the lessee, under the non-economic clause of the restaurant master lease. Under the terms of this clause, the lessee may close up to seven restaurants and buy them back for no less than net carrying value.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 2000, 1999, and 1998. After the anticipated sale of one additional restaurant property in 2001 (see Note 10), the expected annual minimum rent will be approximately $4,053,000 in 2001 and $4,021,000 in years 2002 through 2007.

Note 6.  Related Party Transactions

Certain directors and officers of the company hold similar positions with Enterprises and Boddie Investment Company. We purchased 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43.2 million in 1987. We derived approximately 12.3% of our revenue in 2000 from Enterprises' payment of rent for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

Certain current and former directors of the company were the sole shareholders and directors of BT Venture Corporation, which we acquired in 1994.

In connection with the acquisition of BT Venture Corporation, we assumed a note payable to Enterprises in the amount of $6,100,000 and a note payable to Boddie Investment Company in the amount of $956,000. In May 1998, we issued 65,648 shares of our common stock to retire the note payable to Boddie Investment Company. In May 1999, we retired the note payable to Enterprises with a cash payment.

In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. We refer to these acquisitions as the "Chrysson acquisitions" and to the former owners as the "Chrysson Parties." Certain current directors of the company were shareholders and officers in the Chrysson Parties. We have issued 1,349,954 Operating Partnership units through December 31, 2000, in conjunction with acquisitions of six of the apartment communities. We will issue approximately 139,000 units to acquire one remaining Chrysson apartment community when it has reached certain performance standards specified in the agreement.

In February 1997, we signed a participating loan agreement with The Villages of Chapel Hill Limited Partnership, a limited partnership whose general partner is Boddie Investment Company. Under the terms of the agreement, we committed to loan The Villages up to $2,625,000 to fund a substantial rehabilitation of its apartment community. We also guaranteed a $1,500,000 bank loan. In exchange, we receive minimum interest on our loan at the greater of 12.5% or the 30-day LIBOR rate plus 6.125% and an annual loan guarantee fee. We also receive 25% participation in increased rental revenue for seven years and 25% participation in the increase in value of the property at the end of seven years or upon its sale. Through December 31, 1998, we advanced $2.5 million under the loan agreement. In February 1999, The Villages reduced the outstanding principal balance of its note payable to us to $625,000. In February 2000, The Villages further reduced the outstanding principal balance of its note payable to us to $100,000. We received interest and participation income of $103,000 in 2000, $151,000 in 1999, and $323,000 in 1998. In addition, we received guarantee fees of $37,500 in 2000, 1999, and 1998.

We have made loans totaling $180,000 to certain officers of the company. In addition, the company has guaranteed a note payable to a bank by one officer by agreeing to redeem up to 39,570 shares of our common stock at an imputed value of approximately $435,000 in the event of a default.

Certain officers of the company are also officers of the Management Company and own a 5% economic interest and a 99% voting interest in it. The Management Company provides fee management for four limited partnerships whose general partner is Boddie Investment Company.

Note 7.  Profit Sharing Plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions through the Management Company based on the level of employee participation as defined in the plan.

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

Note 9.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 2000 and 1999:

                                                                  Income before
                                                                Extraordinary Item
                                          Revenues           Total           Per Share         Net Income
                                      ----------------- ----------------- ----------------- -----------------
2000
First quarter                            $ 8,480,489       $  690,789             $0.12        $  690,789
Second quarter                             8,456,528          379,653              0.07           379,653
Third quarter                              8,454,495          566,749              0.10           566,749
Fourth quarter (1)                         8,466,453          345,798              0.06           345,798
                                      ----------------- ----------------- ----------------- -----------------
                                         $33,857,965       $1,982,989             $0.35        $1,982,989
                                      ================= ================= ================= =================

1999
First quarter                            $ 8,360,466       $  810,486             $0.14        $  810,486
Second quarter                             8,540,797          654,609              0.10           654,609
Third quarter                              8,287,560          674,426              0.12           674,426
Fourth quarter                             8,268,660          586,740              0.10           586,740
                                      ----------------- ----------------- ----------------- -----------------
                                         $33,457,483       $2,726,261             $0.46        $2,726,261
                                      ================= ================= ================= =================

(1) During the fourth quarter of 2000, we recorded a charge of $237,000 for costs of an equity transaction that was terminated by the company during this quarter.

Note 10.  Subsequent Events

The Board of Directors declared a regular quarterly dividend of $0.31 per share on January 22, 2001, payable on February 15, 2001, to shareholders of record on February 1, 2001.

In January 2001, Enterprises notified us of its intention to purchase one additional restaurant. We expect to receive approximately $400,000 proceeds from this property sale in May 2001, which we will apply to reduce the line of credit secured by it. After sale of this restaurant property, the annual minimum rent will be reduced to $4.0 million in 2001 and subsequent years. In addition, in conjunction with this sale, our line of credit secured by restaurant properties will be reduced to $22.8 million.

Effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in BNP Management, Inc. for cash payments totaling $16,000.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2000

                                                                          Costs            Gross Amount at Which
         Description             Encumb.          Initial Costs        Capitalized      Carried at Close of Period (2)
                                                         Buildings &   Subsequent               Buildings &
                                               Land      Improvem'ts  to Acquisition   Land     Improvem'ts     Total
Apartment Properties:
North Carolina:
Abbington Place, Greensboro    $ 15,785,250  $2,302,000  $ 23,598,676     $ 440,197  $2,302,000 $ 24,038,873  $26,340,873
Allerton Place, Greensboro       10,270,000   1,384,000    14,650,428       178,036   1,384,000   14,828,464   16,212,464
Chason Ridge, Fayetteville        9,603,300     624,000    11,790,472       249,730     624,000   12,040,202   12,664,202
Harris Hill, Charlotte            5,864,390   1,003,298     7,867,857       759,553   1,003,298    8,627,410    9,630,708
Madison Hall, Clemmons            4,245,000     303,000     6,054,307       155,696     303,000    6,210,003    6,513,003
Oak Hollow, Cary                  8,385,000   1,480,000    10,808,689       369,799   1,480,000   11,178,488   12,658,488
Oak Hollow - Phase 2, Cary        9,700,000   1,914,000    10,485,239             -   1,914,000   10,485,239   12,399,239
Oakbrook, Charlotte               6,186,889     848,835     8,523,384       803,680     848,835    9,325,405   10,174,240
Paces Commons, Charlotte         10,236,803   1,430,158    12,871,424     1,127,277   1,430,158   13,998,701   15,428,859
Paces Village, Greensboro         7,000,000   1,250,000     9,416,580       472,389   1,250,000    9,888,969   11,138,969
Pepperstone, Greensboro           3,883,750     552,000     5,015,153       283,016     552,000    5,298,169    5,850,169
Savannah Place, Winston-Salem     7,312,500     790,000    10,032,721       293,229     790,000   10,325,950   11,115,950
Summerlyn Place, Burlington       6,645,000     837,000     9,559,115       101,785     837,000    9,660,900   10,497,900
Waterford Place, Greensboro      11,089,000   1,686,000    16,745,972       207,238   1,686,000   16,953,210   18,639,210
Woods Edge, Durham                9,750,000     994,000    13,061,195     1,207,906     994,000   14,269,101   15,263,101

                               -------------------------------------------------------------------------------------------
                                125,956,882  17,398,291   170,481,211     6,649,532  17,398,291  177,129,084  194,527,375
Virginia:
Latitudes, Virginia Beach        14,219,331   3,360,000    18,606,667     1,305,823   3,360,000   19,909,671   23,269,671
                               -------------------------------------------------------------------------------------------
Total Apartment Properties      140,176,213  20,758,291   189,087,878     7,955,355  20,758,291  197,038,755  217,797,046

Restaurant Properties:
North Carolina:
Bessemer City                      (1)          152,079       391,060             -     152,079      391,060      543,139
Burlington                         (1)          162,411       417,629             -     162,411      417,629      580,040
Denver                             (1)          275,484       708,387             -     275,484      708,387      983,871
Eden                               (1)          253,282       651,296             -     253,282      651,296      904,578
Fayetteville (Ramsey)              (1)          260,135       668,919             -     260,135      668,919      929,054
Fayetteville (N.Eastern)           (1)          308,271       792,696             -     308,271      792,696    1,100,967
Fayetteville (Bragg)                            235,951       606,730             -           -            -            -



         Description
                               Accumulated Date of   Date     Life
                               DepreciationConstr. Acquired  (Years)
Apartment Properties:
North Carolina:
Abbington Place, Greensboro     $2,859,223    1997    Dec-97     40
Allerton Place, Greensboro       1,205,625    1998    Sep-98     40
Chason Ridge, Fayetteville         752,948    1994    Jan-99     40
Harris Hill, Charlotte           1,595,884    1988    Dec-94     40
Madison Hall, Clemmons             466,380    1997    Aug-98     40
Oak Hollow, Cary                   787,499    1983    Jul-98     40
Oak Hollow - Phase 2, Cary               -    1986    Dec-00     40
Oakbrook, Charlotte              1,714,433    1985    Jun-94     40
Paces Commons, Charlotte         2,956,109    1988    Jun-93     40
Paces Village, Greensboro        1,426,632    1988    Apr-96     40
Pepperstone, Greensboro            588,812    1992    Dec-97     40
Savannah Place, Winston-Salem    1,104,630    1991    Dec-97     40
Summerlyn Place, Burlington        705,755    1998    Sep-98     40
Waterford Place, Greensboro      1,993,488    1997    Dec-97     40
Woods Edge, Durham               1,070,897    1985    Jun-98     40

                               ------------
                                19,228,315
Virginia:
Latitudes, Virginia Beach        3,780,608    1989    Oct-94     38
                               ------------
Total Apartment Properties      23,008,923

Restaurant Properties:
North Carolina:
Bessemer City                      134,020  Nov-77    Apr-87     40
Burlington                         143,124  Oct-85    Apr-87     40
Denver                             242,770  Jul-83    Apr-87     40
Eden                               223,204  Jun-73    Apr-87     40
Fayetteville (Ramsey)              229,244  Oct-73    Apr-87     40
Fayetteville (N.Eastern)           271,663  Sep-83    Apr-87     40
Fayetteville (Bragg)                     -  Jan-85    Apr-87     40


                                                                          Costs            Gross Amount at Which
         Description             Encumb.          Initial Costs        Capitalized      Carried at Close of Period (2)
                                                         Buildings &   Subsequent               Buildings &
                                               Land      Improvem'ts  to Acquisition   Land     Improvem'ts     Total
Gastonia (E. Franklin)             (1)          230,421       592,511             -     230,421      592,511      822,932
Hillsborough                       (1)          290,868       747,948             -     290,868      747,948    1,038,816
Kinston (W. Vernon)                (1)          237,135       609,777             -     237,135      609,777      846,912
Kinston (Richlands)                (1)          231,678       595,743             -     231,678      595,743      827,421
Newton                             (1)          223,453       574,594             -     223,453      574,594      798,047
Siler City                         (1)          268,312       689,945             -     268,312      689,945      958,257
Spring Lake                        (1)          218,925       562,949             -     218,925      562,949      781,874
Thomasville (E. Main)              (1)          253,716       652,411             -     253,716      652,411      906,127
Thomasville (Randolph)             (1)          327,727       842,726             -     327,727      842,726    1,170,453
                                            ------------------------------------------------------------------------------
                                              3,929,848    10,105,321             -   3,693,897    9,498,591   13,192,488
Virginia:
Ashland                            (1)          296,509       762,452             -     296,509      762,452    1,058,961
Blackstone                         (1)          275,565       708,596             -     275,565      708,596      984,161
Bluefield                          (1)          205,700       528,947             -     205,700      528,947      734,647
Chester                            (1)          300,165       771,852             -     300,165      771,852    1,072,017
Clarksville                        (1)          211,545       543,972             -     211,545      543,972      755,517
Clintwood                          (1)          222,673       572,588             -     222,673      572,588      795,261
Dublin                             (1)          364,065       936,168             -     364,065      936,168    1,300,233
Franklin                           (1)          287,867       740,230             -     287,867      740,230    1,028,097
Galax                              (1)          309,578       796,057             -     309,578      796,057    1,105,635
Hopewell                           (1)          263,939       678,701             -     263,939      678,701      942,640
Lebanon                            (1)          266,340       684,876             -     266,340      684,876      951,216
Lynchburg (Langhorne)              (1)          249,865       642,509             -     249,865      642,509      892,374
Lynchburg (Timberlake)             (1)          276,153       710,107             -     276,153      710,107      986,260
Norfolk                            (1)          325,822       837,829             -     325,822      837,829    1,163,651
Orange                             (1)          244,883       629,699             -     244,883      629,699      874,582
Petersburg                         (1)          357,984       920,531             -     357,984      920,531    1,278,515
Richmond (Forest Hill)             (1)          196,084       504,216             -     196,084      504,216      700,300
Richmond (Midlothian)              (1)          270,736       696,179             -     270,736      696,179      966,915
Richmond (Myers)                   (1)          321,946       827,861             -     321,946      827,861    1,149,807
Roanoke (Hollins)                  (1)          257,863       663,076             -     257,863      663,076      920,939
Roanoke (Abenham)                  (1)          235,864       606,507             -     235,864      606,507      842,371



         Description
                               Accumulated Date of   Date     Life
                               DepreciationConstr. Acquired  (Years)
Gastonia (E. Franklin)             203,057  Apr-63    Apr-87     40
Hillsborough                       256,327  Mar-78    Apr-87     40
Kinston (W. Vernon)                208,975  Jul-62    Apr-87     40
Kinston (Richlands)                204,165  Dec-81    Apr-87     40
Newton                             196,918  Mar-76    Apr-87     40
Siler City                         236,450  May-79    Apr-87     40
Spring Lake                        192,927  Mar-76    Apr-87     40
Thomasville (E. Main)              223,586  Feb-66    Apr-87     40
Thomasville (Randolph)             288,808  Apr-74    Apr-87     40
                              -------------
                                 3,255,238
Virginia:
Ashland                            261,298  Apr-87    Apr-87     40
Blackstone                         242,842  Sep-79    Apr-87     40
Bluefield                          181,274  Feb-85    Apr-87     40
Chester                            264,519  May-73    Apr-87     40
Clarksville                        186,423  Oct-85    Apr-87     40
Clintwood                          196,230  Jan-81    Apr-87     40
Dublin                             320,832  Jul-83    Apr-87     40
Franklin                           253,682  Feb-75    Apr-87     40
Galax                              272,814  Jun-74    Apr-87     40
Hopewell                           232,596  Jun-78    Apr-87     40
Lebanon                            234,713  Jun-83    Apr-87     40
Lynchburg (Langhorne)              220,192  Sep-82    Apr-87     40
Lynchburg (Timberlake)             243,359  Aug-83    Apr-87     40
Norfolk                            287,130  Aug-84    Apr-87     40
Orange                             215,802  Aug-74    Apr-87     40
Petersburg                         315,473  Mar-74    Apr-87     40
Richmond (Forest Hill)             172,799  Nov-74    Apr-87     40
Richmond (Midlothian)              238,585  Jan-74    Apr-87     40
Richmond (Myers)                   283,714  Apr-83    Apr-87     40
Roanoke (Hollins)                  227,242  Feb-73    Apr-87     40
Roanoke (Abenham)                  207,855  Nov-82    Apr-87     40


                                                                          Costs            Gross Amount at Which
         Description             Encumb.          Initial Costs        Capitalized      Carried at Close of Period (2)
                                                         Buildings &   Subsequent               Buildings &
                                               Land      Improvem'ts  to Acquisition   Land     Improvem'ts     Total
Rocky Mount                        (1)          248,434       638,829             -     248,434      638,829      887,263
Smithfield                         (1)          223,070       573,608             -     223,070      573,608      796,678
Staunton                           (1)          260,569       670,035             -     260,569      670,035      930,604
Verona                             (1)          191,631       492,765             -     191,631      492,765      684,396
Virginia Beach (Lynnhaven)         (1)          271,570       698,322             -     231,731      698,322      930,053
Virginia Beach (Holland)           (1)          277,943       714,710             -     277,943      714,710      992,653
Wise                               (1)          219,471       564,355             -     219,471      564,355      783,826
                                            ------------------------------------------------------------------------------
                                              7,433,834    19,115,577             -   7,393,995   19,115,577   26,509,572
                               -------------------------------------------------------------------------------------------
Total Restaurant Properties      23,329,787  11,363,682    29,220,898             -  11,087,892   28,614,168   39,702,060
                               -------------------------------------------------------------------------------------------
 Total Real Estate             $ 163,506,000$32,121,973 $ 218,308,776   $ 7,955,355 $31,846,183 $ 225,652,923$257,499,106
                               ===========================================================================================


         Description
                              Accumulated Date of   Date     Life
                              DepreciationConstr. Acquired  (Years)
Rocky Mount                       218,931  May-80    Apr-87     40
Smithfield                        196,580  Apr-77    Apr-87     40
Staunton                          229,627  Sep-83    Apr-87     40
Verona                            168,873  Jan-85    Apr-87     40
Virginia Beach (Lynnhaven)        239,320  Jun-80    Apr-87     40
Virginia Beach (Holland)          244,936  Aug-83    Apr-87     40
Wise                              193,403  Jun-80    Apr-87     40
                              ------------
                                6,551,044
                              ------------
Total Restaurant Properties     9,806,282
                              ------------
 Total Real Estate            $32,815,205
                              ============


(1) Indicates the 43 restaurants encumbered by the bank term loan of up to $23,329,787; $23,329,787 outstanding at 12/31/00 (2) Aggregate cost at December 31, 2000, for federal income tax purposes was approximately $232.5 million

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
 Schedule III - Real Estate and Accumulated Depreciation




                                                     2000                   1999                   1998
                                             -------------------------------------------------------------------
 Real estate investments:
      Balance at beginning of year                  $ 243,910,146          $ 231,743,720          $ 171,254,604
      Additions during year
         Acquisitions by merger                                 -                      -                      -
         Other acquisitions                            12,399,239             12,414,472             59,131,734
         Improvements, etc.                             2,099,992              2,415,495              1,361,940
      Deductions during year                             (910,271)            (2,663,541)                (4,558)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                      $ 257,499,106          $ 243,910,146          $ 231,743,720
                                             =====================  =====================  =====================


 Accumulated depreciation:
      Balance at beginning of year                  $  25,926,208          $  19,552,177          $  14,146,933
      Provision for depreciation                        7,155,697              6,955,955              5,406,005
      Deductions during year                             (266,700)              (581,924)                  (761)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                      $  32,815,205          $  25,926,208          $  19,552,177
                                             =====================  =====================  =====================

                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
     2.1*     Master Agreement of Merger and Acquisition by and among BNP Residential Properties,        -
              Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G.
              Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as
              Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997,
              and incorporated herein by reference)
     2.2*     Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by       -
              and among BNP Residential Properties, Inc., BNP Residential Properties Limited
              Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G.
              Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties,
              Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1*     Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc.,       -
              Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2*     By-Laws (filed as Exhibit 3.2 to BNP Residential Properties, Inc., Current Report on       -
              Form 8-K dated March 17, 1999, and incorporated herein by reference)
     4*       Rights Agreement, dated March 18, 1999, between the Company and First Union National       -
              Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form
              8-K dated March 17, 1999, and incorporated herein by reference)
    10.1*     Amended and Restated Agreement of Limited Partnership of BNP Residential Properties        -
              Limited Partnership (filed as Exhibit 10.1 to BNP Residential Properties, Inc.
              Annual Report on Form 10-K dated December 31, 1998, and incorporated herein by reference)
    10.2*     Amended and Restated Master Lease Agreement dated December 21, 1995, between BNP           -
              Residential Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit
              10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December
              31, 1995, and incorporated herein by reference)
    10.3*     BNP Residential Properties, Inc. 1994 Stock Option and Incentive Plan effective            -
              August 4, 1994, and amended effective May 15, 1998 (filed as an exhibit in Schedule
              14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)
    10.4*     Form and description of Employment Agreements dated July 15, 1997, between BNP             -
              Residential Properties, Inc. and certain officers (filed as Exhibit 10 to BNP
              Residential Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, and incorporated herein by reference)
    21        Subsidiaries of the Registrant                                                            49
    23        Consent of Ernst & Young LLP                                                              50


* Incorporated herein by reference