Form 10-Q
period 2001-03-31
BNP RESIDENTIAL PROPERTIES INC
filed 2001-05-15
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                         APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2001 (the latest practicable date).

Common Stock, $.01 par value                                     5,706,950
(Class)                                                      (Number of shares)


                                                      Total number of pages: 18

                                TABLE OF CONTENTS


 Item No.                                                               Page No.

                 PART I - Financial Information
   1             Financial Statements                                        3
   2             Management's Discussion and Analysis of Financial           9
                 Condition and Results of Operations
   3             Quantitative and Qualitative Disclosures                   16
                 About Market Risk

                 PART II - Other Information
   6             Exhibits and Reports on Form 8-K                           17

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31          December 31
                                                                             2001               2000
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $219,034,217       $217,818,208
   Restaurant properties                                                     39,702,060         39,702,060
                                                                       ------------------ ------------------
                                                                            258,736,277        257,520,268
   Less accumulated depreciation                                            (34,969,870)       (32,815,205)
                                                                       ------------------ ------------------
                                                                            223,766,407        224,705,063
Cash and cash equivalents                                                     1,166,235          1,056,052
Other current assets                                                          2,145,914          1,510,541
Investment in and advances to Management Company                                      -            714,892
Notes receivable                                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,419,738          1,521,288
   Deferred financing costs                                                   1,041,144          1,083,560
                                                                       ------------------ ------------------
         Total assets                                                      $229,639,438       $230,691,396
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $163,560,329       $163,611,737
Accounts payable and accrued expenses                                         1,666,461            944,248
Escrowed security deposits and deferred revenue                               1,190,175          1,183,626
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              625,024            666,688
                                                                       ------------------ ------------------
      Total liabilities                                                     167,041,989        166,406,299

Minority interest in Operating Partnership                                   19,348,383         19,737,035
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,706,950 at March 31, 2001
   and at December 31, 2000                                                      57,069             57,069
Additional paid-in capital                                                   69,707,155         69,707,155
Dividend distributions in excess of net income                              (26,515,158)       (25,216,162)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             43,249,066         44,548,062
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $229,639,438       $230,691,396
                                                                       ================== ==================



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2001             2000
                                                                          ----------------- ----------------
Revenues
Apartment rental income                                                        $7,740,980        $7,274,221
Restaurant rental income                                                        1,029,255         1,053,191
Management fee income                                                             112,717                 -
Equity in income of
   Management Company                                                                   -            65,286
Interest and other income                                                          74,318            87,791
                                                                          ----------------- ----------------
                                                                                8,957,270         8,480,489
Expenses
Apartment operations                                                            2,572,591         2,280,668
Apartment administration                                                          215,220           213,000
Corporate administration                                                          523,906           427,743
Depreciation                                                                    1,906,638         1,769,481
Amortization of intangibles                                                       144,758           144,804
Interest                                                                        2,983,330         2,746,718
                                                                          ----------------- ----------------
                                                                                8,346,443         7,582,414
                                                                          ----------------- ----------------
Income before
   minority interest                                                              610,827           898,075
Minority interest in
   Operating Partnership                                                          140,668           207,286
                                                                          ----------------- ----------------
Net income                                                                     $  470,159        $  690,789
                                                                          ================= ================

Per share data:
Basic earnings per share                                                           $0.08             $0.12
                                                                          ================= ================
Diluted earnings per share                                                         $0.08             $0.12
                                                                          ================= ================
Dividends declared                                                                 $0.31             $0.31
                                                                          ================= ================
Weighted average shares
   outstanding                                                                  5,706,950         5,709,408
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 2000           5,706,950    $57,069     $69,707,155    $(25,216,162)    $44,548,062
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         470,159         470,159
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 2001              5,706,950    $57,069     $69,707,155    $(26,515,158)    $43,249,066
                                     ============ =========== =============== =============== ===============


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2001             2000
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                    $   470,159      $    690,789
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                     140,668           207,286
   Equity in income of Management Company                                               -           (65,286)
   Depreciation and amortization of intangibles                                 2,051,396         1,914,285
   Amortization of defeasance credit                                              (41,664)          (41,664)
   Changes in operating assets and liabilities:
      Other current assets                                                       (608,501)         (210,568)
      Accounts payable and accrued expenses                                       695,118           600,885
      Security deposits and deferred revenue                                        2,919           (42,374)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       2,710,095         3,053,353

Investing activities:
Additions to apartment properties                                                (622,176)         (462,540)
Investment in/advances to
   Management Company                                                             372,939                 -
Reduction in notes receivable                                                           -           625,000
                                                                          ----------------- ----------------
Net cash (used in) provided by
   investing activities                                                          (249,237)          162,460

Financing activities:
Redemption of Operating Partnership
   minority units                                                                       -           (52,214)
Repurchase of common stock                                                              -          (254,750)
Distributions to Operating Partnership
   minority unitholders                                                          (529,320)         (511,310)
Dividends paid to common shareholders                                          (1,769,155)       (1,769,155)
Proceeds from notes payable                                                        39,611           500,000
Principal payments on notes payable                                               (91,019)         (706,259)
(Payment) refund of deferred financing costs                                         (792)              748
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (2,350,675)       (2,792,940)
                                                                          ----------------- ----------------

Net  increase in cash and cash equivalents                                        110,183           422,873
Cash and cash equivalents at
   beginning of period                                                          1,056,052           431,531
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $ 1,166,235      $    854,404
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2001
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of BNP Residential Properties, Inc., except for the balance sheet at December 31, 2000. We derived the amounts in the balance sheet at December 31, 2000, from the financial statements included in our 2000 Annual Report on Form 10-K. We believe that we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 2000 Annual Report on Form 10-K.

We have reclassified amounts for apartment operations expense and administrative expense in the 2000 financial statements to conform to our 2001 presentation of these amounts.

Note 2.  Basis of Presentation

The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company"), and BNP Residential Properties Limited Partnership (the "Operating Partnership"). The company is the general partner and owns a majority interest in the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Effective January 2001, the consolidated financial statements include the accounts of BNP Management, Inc. (the "Management Company"). Prior to January 2001, the Operating Partnership had a 1% voting interest and 95% economic interest in the Management Company, and used the equity method to account for this investment. In January 2001, the Operating Partnership acquired the outstanding 99% voting interest and 5% economic interest in the Management Company for approximately $16,000.

The impact of this change in basis of presentation on the balance sheet was to increase cash by approximately $373,000 and net apartment properties equipment by approximately $346,000, and to eliminate approximately $715,000 investment in and advances to the Management Company previously reflected in our balance sheets.

In addition, we now reflect our third-party management operations, including management fee income and related administration expenses, directly in our statements of operations rather than reporting equity in the net income of the Management Company.

We do not expect this change in basis of presentation to have a significant impact on our financial position, operating results or cash flows.

Note 3.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                                Three months ended
                                                     March 31
                                               2001             2000
                                         ----------------- ----------------

Numerators:
Numerator for basic earnings
   per share - net income                       $470,159          $690,789
Add minority interest in
   Operating Partnership (1)                     140,668           207,286
                                         ----------------- ----------------
Numerator for diluted earnings
   per share - net income
   before minority interest (1)                 $610,827          $898,075
                                         ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                                 5,706,950         5,709,408
Effect of dilutive securities:
   Convertible Operating
      Partnership units                        1,707,480         1,713,386
   Stock options (2)                                   -                 -
                                         ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                         7,414,430         7,422,794
                                         ================= ================

(1)  Assumes conversion of Operating Partnership units to common shares.
(2) We excluded 140,000 options granted in 1994 (exercise price $12.50), 110,000 options granted in 1997 (exercise price $12.25), 180,000 options granted in 1998 (exercise price $13.125 and $11.25), and 47,500 options granted in February 2000 (exercise price $9.25) from the above calculations because all outstanding options were antidilutive for these periods.

Note 3.  Subsequent events

On April 19, 2001, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on May 15, 2001, to shareholders of record on May 1, 2001.

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

Company Profile

      BNP Residential Properties, Inc., is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia.

We currently own and operate 15 apartment communities containing 3,681 units and have the right to acquire one additional apartment community containing 108 units. We also own 42 restaurant properties, which we lease to a third party under a master lease on a triple-net basis. In addition, we manage three other apartment communities for a third-party owner.

      We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the sole general partner and owns a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as minority unitholders or as the minority interest.

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

      Total revenues for the first quarter of 2001 were $9.0 million, an increase of 5.6% compared to the first quarter of 2000. Our primary source of revenue is apartment rental income, which generated approximately 86.4% of our total revenues in the first quarter of 2001, compared to 85.8% in the first quarter of 2000.

      Apartment rental income totaled $7.7 million in the first quarter of 2001, an increase of 6.4% compared to the first quarter of 2000. This increase is primarily attributable to $458,000 of rental income at Oak Hollow Apartments Phase 2, which we acquired in December 2000.

      For the first quarter of 2001, overall average economic occupancy declined by 1.2%, while average revenue per occupied unit increased by 1.0%, compared to the first quarter of 2000. On a same units basis (those units that we owned throughout the first quarters of both years), average economic occupancy declined by 0.9%, while average monthly revenue per occupied unit increased by 1.3%.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2001 follow:

                                       Three months ended March 31
                                    -----------------------------------
                                                             Average
                                                             monthly
                          Number                             revenue
                            of       Average     Average       per
                        apartment    physical    economic    occupied
                          units     occupancy   occupancy      unit
                        -----------------------------------------------

Abbington Place                360       95.7%       96.8%        $763
Allerton Place                 228       94.4%       95.0%         778
Chason Ridge                   252       94.9%       95.9%         672
Harris Hill                    184       95.5%       97.6%         714
Latitudes                      448       96.3%       97.5%         759
Madison Hall                   128       94.1%       95.5%         608
Oakbrook                       162       94.8%       95.5%         772
Oak Hollow                     221       93.5%       94.7%         740
Oak Hollow Ph2*                240       89.9%       90.1%         707

                                       Three months ended March 31
                                    -----------------------------------
                                                             Average
                                                             monthly
                          Number                             revenue
                            of       Average     Average       per
                        apartment    physical    economic    occupied
                          units     occupancy   occupancy      unit
                        -----------------------------------------------

Paces Commons                  336       91.9%       92.8%         702
Paces Village                  198       90.7%       91.4%         680
Pepperstone                    108       98.9%       99.8%         682
Savannah Place                 172       92.3%       94.0%         698
Summerlyn Place                140       90.5%       92.1%         788
Waterford Place                240       94.1%       95.1%         851
Woods Edge                     264       97.3%       98.1%         766

All apartments               3,681
   - 2001                                94.2%       95.2%         736
   - 2000                                95.7%       96.4%         729

Same units                   3,440
   - 2001                                94.5%       95.5%         738
   - 2000                                95.7%       96.4%         729

*acquired December 2000

      Apartment rental income was consistent with our expectations in the first quarter of 2001. We do not expect any significant improvement in our apartment markets in 2001. In light of this, we will continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We will also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements. We believe that we have good properties in excellent locations, and that we are well positioned to compete effectively in our markets.

      Restaurant rental income was $1.0 million in the first quarter of 2001, a 2.3% decrease compared to the first quarter of 2000. The decrease in restaurant rental income is due to the sale of one restaurant property in June 2000. As of March 31, 2001, we had sold four of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of an agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. In January 2001, Enterprises notified us of its intention to close and buy back one additional restaurant; this sale was completed on April 30, 2001.

      Restaurant rental income in the first quarters of both 2001 and 2000 was the minimum rent specified in the lease agreement. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

      "Same store" sales (for the 42 restaurants that were open throughout the first quarter of both 2001 and 2000) declined by 6.9% in 2001 compared to 2000. Sales at these restaurants would have to increase by approximately 19% before we would receive rent exceeding the minimum rent.

      As we discussed in the notes to our financial statements, effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in BNP Management, Inc. (the "Management Company"). We now include the revenues and expenses of our third-party management activities in our consolidated revenue and expense amounts. Management fee income totaled $113,000 in the first quarter of 2001, while equity income from the Management Company was $65,000 in the first quarter of 2000. If these activities had been reflected on a comparable basis in our 2000 financial statements, management fee income for the first quarter of 2000 would have been approximately $113,000.

Expenses

      Total expenses for the first quarter of 2001 were $8.3 million, an increase of 10.1% compared to the first quarter of 2000.

      Apartment operations expense for the first quarter of 2001 totaled $2.6 million, an increase of 12.8% compared to the first quarter of 2000. Approximately $157,000 of this increase is attributable to the addition of Oak Hollow Apartments Phase 2, while the remaining $135,000 increase reflects higher costs for on-site compensation, property taxes and insurance.

      Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense represented 33.2% of related apartment rental income in the first quarter of 2001, compared to 31.4% in the first quarter of 2000.

      Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      We are now able to identify and compare apartment administration expenses for 2001 and 2000. These costs include our property management activities as well as accounting and support activities directly related to apartment management, and were previously included in our line item for administrative expenses. Apartment administration expense totaled $215,000 for the first quarter of 2001, an increase of 1.0% compared to the first quarter of 2000.

      Corporate administration expense totaled $524,000 in the first quarter of 2001, a 22.5% increase compared to the first quarter of 2000. The $96,000 increase is primarily attributable to earlier completion and payment for audit and tax return preparation services. In addition, we now include the revenues and expenses of our third-party management activities in our consolidated revenue and expense amounts. If these activities had been reflected on a consolidated basis in our 2000 financial statements, administrative expenses would have been approximately $48,000 higher in the first quarter of 2000.

      Depreciation expense totaled $1.9 million in the first quarter of 2001, a 7.8% increase compared to the first quarter of 2000. This increase is attributable to the addition of Oak Hollow Apartments Phase 2 as well as the impact of additions and replacements at other apartment communities. Amortization expense was essentially the same for the first quarters of 2001 and 2000.

      Interest expense was $3.0 million in the first quarter of 2001, an increase of 8.6% compared to the first quarter of 2000. This increase is attributable to the $12.8 million increase in long-term debt between the first quarter of 2000 and the first quarter of 2001. Overall, weighted average interest rates were 7.3% in both the first quarter of 2001 and 2000.

Net income

      Net income available to common shareholders in the first quarter of 2001 was $470,000, a decrease of 31.9% compared to the first quarter of 2000. This decline reflects the impact of increased interest expense as well as increased non-cash charges for depreciation and amortization. Operating Partnership earnings before interest, depreciation and amortization increased by 1.6% for the first quarter of 2001 compared to the first quarter of 2000.

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

      Funds from operations of the Operating Partnership declined by 5.4% for the first quarter of 2001 compared to the first quarter of 2000. This decline reflects the impact of the increase in interest expense.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   2001            2000
                                              --------------- ---------------

Income before minority interest                   $   611         $   898
Depreciation                                        1,907           1,769
Amortization of
   management intangible                              102             102
                                              --------------- ---------------
Funds from operations -
   Operating Partnership                           $2,619          $2,769
                                              =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   2001            2000
                                               -------------- ---------------

Funds from operations -
   Operating Partnership                           $2,619          $2,769
Amortization of loan costs                             43              43
Recurring capital expenditures                       (251)           (160)
                                               -------------- ---------------
Funds available for distribution                   $2,412          $2,652
                                               ============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended
                                                        March 31
                                                  2001            2000
                                             --------------- ---------------

Funds from operations -
   Operating Partnership                          $2,619          $2,769
Minority interest in
   funds from operations                            (603)           (639)
                                             --------------- ---------------
Basic funds from operations
   available to common shareholders               $2,016          $2,130
                                             =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                  Three months ended
                                                       March 31
                                                 2001            2000
                                            --------------- ---------------

Net cash provided by (used in):
   Operating activities                        $  2,710        $  3,053
   Investing activities                            (249)            162
   Financing activities                          (2,351)         (2,793)

Dividends and distributions paid to:
   Shareholders                                $  1,769        $  1,769
   Minority unitholders in
      Operating Partnership                         529             511

Scheduled debt principal payments              $     91        $     81
Non-recurring capital expenditures                  371             303

Weighted average common
   shares outstanding                             5,707           5,709
Weighted average Operating
   Partnership minority units
   outstanding                                    1,707           1,713


Capital Resources and Liquidity

Capital Resources

      At March 31, 2001, total long-term debt was $163.6 million, including $116.3 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $47.3 million at variable rates indexed on 30-day LIBOR rates. Approximately $1 million additional borrowings are available under our line of credit arrangements.

      The weighted average interest rate on debt outstanding at March 31, 2001, was 7.1%, compared to 7.5% at December 31, 2000, and 7.3% at March 31, 2000. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $480,000.

Cash flows and liquidity

       As we discussed in the notes to our financial statements, effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in BNP Management, Inc. (the "Management Company"). We now include the assets and liabilities related to our third-party management operations in our consolidated balance sheet. The effect of this transaction and change in basis of presentation was to increase cash by approximately $373,000 and net apartment properties equipment by approximately $346,000.

      Net cash flows from operating activities for the first quarter of 2001 were $2.7 million, a decrease of 11.2% compared to the first quarter of 2000. Investing and financing activities focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

      To date we have produced sufficient cash flow to fund our regular dividend. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on May 15, 2001, to shareholders of record on May 1, 2001.

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

Recently Issued Accounting Standards

      We adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, effective January 2001. This Statement requires the recognition of all derivatives on our consolidated balance sheet at fair value. This adoption had no impact on our results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" above.

                           PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:

         None

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

                                         BNP RESIDENTIAL PROPERTIES, INC.
                                         (Registrant)




May 14, 2001                                  /s/ Philip S. Payne
                                         Philip S. Payne
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer)



May 14, 2001                                  /s/ Pamela B. Bruno
                                         Pamela B. Bruno
                                         Vice President, Controller and
                                         Chief Accounting Officer