Form 10-Q
period 2001-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2001-08-10
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 6, 2001 (the latest practicable date).

Common Stock, $.01 par value                                 5,706,950
----------------------------                                 ---------
(Class)                                                      (Number of shares)

                                TABLE OF CONTENTS


Item No.                                                                Page No.

             PART I - Financial Information
   1         Financial Statements                                           3
   2         Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9
   3         Quantitative and Qualitative Disclosures
             About Market Risk                                             17

             PART II - Other Information
   4         Submission of Matters to a Vote of Security
             Holders                                                       17
   5         Other Information                                             18
   6         Exhibits and Reports on Form 8-K                              18

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            June 30          December 31
                                                                             2001               2000
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $219,704,033       $217,818,208
   Restaurant properties                                                     39,158,921         39,702,060
                                                                       ------------------ ------------------
                                                                            258,862,954        257,520,268
   Less accumulated depreciation                                            (36,806,770)       (32,815,205)
                                                                       ------------------ ------------------
                                                                            222,056,184        224,705,063
Cash and cash equivalents                                                       665,323          1,056,052
Other current assets                                                          2,538,718          1,510,541
Investment in and advances to Management Company                                      -            714,892
Notes receivable                                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,318,188          1,521,288
   Deferred financing costs                                                     992,051          1,083,560
                                                                       ------------------ ------------------
         Total assets                                                      $227,670,464       $230,691,396
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $163,058,314       $163,611,737
Accounts payable and accrued expenses                                         1,943,376            944,248
Escrowed security deposits and deferred revenue                               1,175,373          1,183,626
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              583,360            666,688
                                                                       ------------------ ------------------
      Total liabilities                                                     166,760,423        166,406,299

Minority interest in Operating Partnership                                   18,948,649         19,737,035
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,706,950 at June 30, 2001
   and at December 31, 2000                                                      57,069             57,069
Additional paid-in capital                                                   69,707,155         69,707,155
Dividend distributions in excess of net income                              (27,802,832)       (25,216,162)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             41,961,392         44,548,062
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $227,670,464       $230,691,396
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2001             2000              2001             2000
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                     $7,814,957        $7,346,100      $15,555,937       $14,620,321
Restaurant rental income                     1,013,298         1,050,266        2,042,553         2,103,457
Management fee income                          104,380                 -          217,097                 -
Equity in income of
   Management Company                                -             1,643                -            66,929
Interest and other income                      306,698            58,519          381,016           146,310
                                       ----------------- ---------------- ----------------- ----------------
                                             9,239,333         8,456,528       18,196,603        16,937,017
Expenses
Apartment operations                         2,887,312         2,576,666        5,459,903         4,857,334
Apartment administration                       296,431           211,242          511,651           424,242
Corporate administration                       492,260           474,284        1,016,166           902,027
Depreciation                                 1,974,179         1,794,124        3,880,817         3,563,605
Amortization of intangibles                    150,643           144,804          295,401           289,608
Interest                                     2,813,069         2,761,989        5,796,399         5,508,707
                                       ----------------- ---------------- ----------------- ----------------
                                             8,613,894         7,963,109       16,960,337        15,545,523
                                       ----------------- ---------------- ----------------- ----------------
Income before
   minority interest                           625,439           493,419        1,236,266         1,391,494
Minority interest in
   Operating Partnership                       143,959           113,766          284,627           321,052
                                       ----------------- ---------------- ----------------- ----------------
Net income                                  $  481,480        $  379,653      $   951,639       $ 1,070,442
                                       ================= ================ ================= ================

Per share data:
Basic earnings per share                        $0.09             $0.07            $0.17             $0.19
                                       ================= ================ ================= ================
Diluted earnings per share                      $0.09             $0.07            $0.17             $0.19
                                       ================= ================ ================= ================
Dividends declared                              $0.31             $0.31            $0.62             $0.62
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                               5,706,950         5,706,950        5,706,950         5,708,179
                                       ================= ================ ================= ================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     Distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 2000           5,706,950    $57,069     $69,707,155    $(25,216,162)    $44,548,062
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         470,159         470,159
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 2001              5,706,950     57,069      69,707,155     (26,515,158)     43,249,066
Dividends paid ($0.31)                         -          -               -      (1,769,154)     (1,769,154)
Net income                                     -          -               -         481,480         481,480
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 2001               5,706,950    $57,069     $69,707,155    $(27,802,832)    $41,961,392
                                     ============ =========== =============== =============== ===============


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2001             2000
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                    $   951,639       $ 1,070,442
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                     284,627           321,052
   Equity in income of Management Company                                               -           (66,929)
   Depreciation and amortization of intangibles                                 4,176,218         3,853,213
   Amortization of defeasance credit                                              (83,328)          (83,328)
   Changes in operating assets and liabilities:
      Other current assets                                                     (1,038,447)         (628,946)
      Accounts payable and accrued expenses                                       972,033           932,098
      Security deposits and deferred revenue                                       25,259           (36,364)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       5,288,001         5,361,238

Investing activities:
Additions to apartment properties                                              (1,291,992)       (1,209,849)
Proceeds from sale of restaurant properties                                       405,860           643,598
Investment in/advances to
   Management Company                                                             372,939                 -
Reduction in notes receivable                                                           -           525,000
                                                                          ----------------- ----------------
Net cash used in investing activities                                            (513,193)          (41,251)

Financing activities:
Redemption of Operating Partnership
   minority units                                                                 (14,864)          (52,214)
Repurchase of common stock                                                              -          (254,750)
Distributions to Operating Partnership
   minority unitholders                                                        (1,058,149)       (1,041,451)
Dividends paid to common shareholders                                          (3,538,309)       (3,538,309)
Proceeds from notes payable                                                       176,304           850,000
Principal payments on notes payable                                              (729,727)         (788,239)
(Payment) refund of deferred financing costs                                         (792)              732
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (5,165,537)       (4,824,231)
                                                                          ----------------- ----------------

Net  (decrease) increase in
   cash and cash equivalents                                                     (390,729)          495,756
Cash and cash equivalents at
   beginning of period                                                          1,056,052           431,531
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $   665,323       $   927,287
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2001
(Unaudited)

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

We have reclassified amounts for apartment administration and corporate administration expense in the 2000 financial statements to conform to our 2001 presentation of these amounts.

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

Note 3.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2001             2000              2001             2000
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
-----------
Numerator for basic earnings
   per share - net income                     $481,480          $379,653      $   951,639        $1,070,442
Add minority interest in
   Operating Partnership (1)                   143,959           113,766          284,627           321,052
                                        ----------------- ---------------- ----------------- ----------------
Numerator for diluted earnings
   per share - net income
   before minority interest (1)               $625,439          $493,419       $1,236,266        $1,391,494
                                       ================= ================ ================= ================

Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               5,706,950         5,706,950        5,706,950         5,708,179
Effect of dilutive securities:
   Convertible Operating
      Partnership units                      1,706,193         1,710,131        1,706,833         1,711,759
   Stock options (2)                             3,060                 -            1,347                 -
                                       ----------------- ---------------- ----------------- ----------------

Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,416,203         7,417,081        7,415,130         7,419,938
                                       ================= ================ ================= ================

(1)  Assumes conversion of Operating Partnership units to common shares.
(2) We excluded 140,000 options granted in 1994 (exercise price $12.50), 110,000 options granted in 1997 (exercise price $12.25), and 180,000 options granted in 1998 (exercise price $13.125 and $11.25) from the above calculations for 2001 and 2000 because these options were antidilutive for these periods. In addition, we excluded 47,500 options granted in February 2000 (exercise price $9.25) from the above calculations for 2000 because these options were antidilutive for these periods.

Note 4.  Subsequent events

On July 19, 2001, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on August 15, 2001, to shareholders of record on August 1, 2001.

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

Company Profile

      BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust that owns and operates apartment communities in North Carolina and Virginia.

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

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

      Total revenues for the second quarter of 2001 were $9.2 million, a 9.3% increase compared to the second quarter of 2000. For the first six months of 2001, total revenues were $18.2 million, a 7.4% increase compared to the first six months of 2000. Our primary source of revenue is apartment rental income, which generated approximately 84.6% of our total revenues in the second quarter of 2001, and 85.5% of our total revenues in the first six months of 2001.

      Apartment rental income totaled $7.8 million in the second quarter of 2001, a 6.4% increase compared to the second quarter of 2000. For the first six months of 2001, apartment rental income totaled $15.6 million, a 6.4% increase compared to the first six months of 2000. This increase is primarily attributable to rental income at Oak Hollow Apartments Phase 2 ($456,000 in the second quarter, and $914,000 in the first six months of 2001), which we acquired in December 2000.

       For the second quarter of 2001, overall average economic occupancy declined by 2.0% while average monthly revenue per occupied unit increased by 1.9%, compared to the second quarter of 2000. For the first six months of 2001, overall average economic occupancy declined by 1.5% while average monthly revenue per occupied unit increased by 1.4%, compared to the first six months of 2000. On a same units basis (those units that we owned throughout the first six months of both years), comparisons of average economic occupancy and average revenue per occupied unit were slightly more favorable for both the quarter and first six months.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2001 follow:

                                        Three months ended June 30            Six months ended June 30
                                    ------------------------------------ -----------------------------------
                                                              Average                             Average
                                                              monthly                             monthly
                          Number                              revenue                             revenue
                            of        Average     Average       per       Average     Average       per
                        apartment    physical     economic    occupied    physical    economic    occupied
                          units      occupancy   occupancy      unit     occupancy   occupancy      unit
                        ----------- ------------ ----------- ----------- ----------- ----------- -----------
Abbington Place                360        95.2%       96.1%        $787       95.4%       96.4%        $775
Allerton Place                 228        94.4%       96.2%         760       94.4%       95.6%         769




                                        Three months ended June 30            Six months ended June 30
                                    ------------------------------------ -----------------------------------
                                                              Average                             Average
                                                              monthly                             monthly
                          Number                              revenue                             revenue
                            of        Average     Average       per       Average     Average       per
                        apartment    physical     economic    occupied    physical    economic    occupied
                          units      occupancy   occupancy      unit     occupancy   occupancy      unit
                        ----------- ------------ ----------- ----------- ----------- ----------- -----------
Chason Ridge                   252        94.0%       95.3%         683       94.5%       95.6%         677
Harris Hill                    184        93.0%       94.3%         748       94.2%       95.9%         731
Latitudes                      448        96.1%       97.0%         776       96.2%       97.2%         768
Madison Hall                   128        92.8%       94.8%         591       93.5%       95.1%         599
Oakbrook                       162        91.4%       92.2%         794       93.1%       93.9%         783
Oak Hollow                     221        87.3%       89.4%         744       90.4%       92.0%         742
Oak Hollow Ph2*                240        89.7%       89.7%         706       89.8%       89.9%         706
Paces Commons                  336        91.4%       92.2%         719       91.6%       92.5%         710
Paces Village                  198        95.4%       95.7%         687       93.0%       93.5%         684
Pepperstone                    108        97.4%       97.5%         701       98.1%       98.7%         691
Savannah Place                 172        93.6%       95.2%         723       93.0%       94.6%         710
Summerlyn Place                140        93.6%       95.1%         800       92.1%       93.6%         794
Waterford Place                240        92.9%       94.8%         860       93.5%       95.0%         856
Woods Edge                     264        95.4%       96.5%         779       96.4%       97.3%         773

All apartments               3,681
   - 2001                                 93.5%       94.5%         749       93.8%       94.9%         742
   - 2000                                 95.5%       96.5%         735       95.6%       96.4%         732

Same units                   3,440
   - 2001                                 93.7%       94.9%         751       94.1%       95.2%         745
   - 2000                                 95.5%       96.5%         735       95.6%       96.4%         732

*Acquired December 2000

      Apartment rental income was consistent with our expectations in the second quarter and first six months of 2001, reflecting intense competition with new construction throughout our markets. We do not expect any significant improvement in our apartment markets in 2001. We continue to emphasize occupancy as a means of maximizing cash flow from our apartment communities. We also strive to maintain our competitive position by keeping the apartment communities in an excellent state of repair and by making selective improvements.

      Restaurant rental income was $1.0 million in the second quarter of 2001, a 3.5% decrease compared to the second quarter of 2000. For the first six months of 2001, restaurant rental income was $2.0 million, a 2.9% decrease compared to the first six months of 2000. This decrease is due to the sale of one restaurant property in June 2000, and another in April 2001. Through June 30, 2001, we have sold five of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

      Restaurant rental income during the first six months of both 2001 and 2000 was the minimum rent specified in the lease agreement. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

      "Same store" sales (for the 42 restaurants that were open throughout the first six months of both 2001 and 2000) declined by 2.7% in the second quarter, and 4.7% in the first six months, of 2001 compared to 2000. Sales at these restaurants would have to increase by approximately 12% before we would receive rent exceeding the minimum rent.

      As we discussed in the notes to our financial statements, effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in BNP Management, Inc. (the "Management Company"). We now include the revenues from our third-party management activities in our consolidated revenue amounts. In 2000, we reported (net) equity income related to activities of the Management Company. We do not expect this change in basis of presentation to have a significant impact on our financial position, overall operating results or cash flows.

      Management fee income totaled $104,000 for the second quarter and $217,000 for the first six months of 2001. If these activities had been reflected on a consolidated basis in our 2000 financial statements, equity income would have been replaced with management fee income of approximately $112,000 for the second quarter and $229,000 for the first six months of 2000.

      Interest and other income includes two non-routine income items totaling approximately $210,000 that were recorded in June 2001--approximately $70,000 fee income for arranging refinancing at two managed apartment properties, and approximately $140,000 for refund of 1997 and 1998 state franchise taxes. Receivables for these amounts were included in other current assets at June 30, 2001, and payments were received in early July.

Expenses

      Total expenses for the second quarter of 2001 were $8.6 million, an 8.2% increase compared to the second quarter of 2000. For the first six months of 2001, total expenses were $17.0 million, a 9.1% increase compared to the first six months of 2000.

      Apartment operations expense for the second quarter of 2001 totaled $2.9 million, a 12.1% increase compared to the second quarter of 2000. For the first six months of 2001, apartment operations expense totaled $5.5 million, a 12.4% increase compared to the first six months of 2000. These increases are primarily attributable to the addition of Oak Hollow Apartments Phase 2 ($180,000 for the second quarter of 2001 and $337,000 for the first six months of 2001), along with the impact of higher costs for on-site compensation, property taxes and insurance.

        Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense for the second quarter of 2001 represented 36.9% of related apartment rental income, compared to 35.1% in the second quarter of 2000. For the first six months of 2001, apartment operations expense represented 35.1% of related apartment rental income, compared to 33.2% in the first six months of 2000.

      Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      We are now able to identify and compare apartment administration expenses for 2001 and 2000. These costs include our property management activities as well as accounting and support activities directly related to apartment management, and were previously included in our line item for administrative expenses that included both apartment and corporate administration costs. In addition, we now include the expenses of our third-party management activities in our consolidated expense amounts.

      Apartment administration expense totaled $296,000 for the second quarter of 2001 and $512,000 for the first six months of 2001. If these activities had been reflected on a consolidated basis in our 2000 financial statements, apartment administration expense would have been approximately $275,000 for the second quarter and $450,000 for the first six months of 2000. Increases in apartment administration expense are primarily attributable to increased property management supervisory compensation and travel and entertainment expenditures.

      Corporate administration expense totaled $492,000 for the second quarter of 2001 and $1,016,000 for the first six months of 2001. If these activities had been reflected on a consolidated basis in our 2000 financial statements, corporate administration expense would have been approximately $500,000 for the second quarter and $990,000 for the first six months of 2000.

      Depreciation expense totaled $2.0 million in the second quarter of 2001, a 10.0% increase compared to the second quarter of 2000. For the first six months of 2001, depreciation expense totaled $3.9 million, an 8.9% increase compared to the first six months of 2000. This increase is attributable to the addition of Oak Hollow Apartments Phase 2 ($104,000 for the second quarter and $190,000 for the first six months of 2001) along with the impact of additions and replacements at other apartment communities. Amortization expense was essentially the same in the first six months of 2001 compared to the first six months of 2000.

      Interest expense was $2.8 million in the second quarter of 2001, a 1.8% increase compared to the second quarter of 2000. For the first six months of 2001, interest expense totaled $5.8 million, a 5.2% increase compared to the first six months of 2000. While long-term debt increased by approximately $12 million, or 8%, between the second quarters of 2000 and 2001, variable interest rates have declined approximately 2.7% during the last six months. Overall, weighted average interest rates were 6.9% for the second quarter and 7.1% for the first six months of 2001, compared to 7.3% for the second quarter and 7.3% for the first six months of 2000.

Net income

      Net income available to common shareholders in the second quarter of 2001 was $481,000, a 26.8% increase compared to the second quarter of 2000. For the first six months of 2001, net income available to common shareholders was $952,000, an 11.1% decrease compared to the first six months of 2000. These comparisons reflect the favorable effects of non-routine revenue and declining interest rates in the second quarter discussed above, as well as the impact of increased interest expense and non-cash charges for depreciation and amortization. Operating Partnership earnings before interest, depreciation and amortization, and excluding non-routine revenue, increased 3.0% for the second quarter, and 2.2% for the first six months, of 2001 compared to 2000.

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

      Funds from operations of the Operating Partnership increased by 13.1% for the second quarter, and by 3.1% for the first six months, of 2001 compared to 2000. These increases are primarily attributable to non-routine revenue and declines in variable interest rates during the second quarter of 2001.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Income before minority interest                  $   625         $   493         $ 1,236         $ 1,391
Depreciation                                       1,974           1,794           3,881           3,564
Amortization of
   management intangible                             102             102             203             203
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                         $ 2,701         $ 2,389         $ 5,320         $ 5,158
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                         $ 2,701         $ 2,389         $ 5,320         $ 5,158
Amortization of loan costs                            49              43              92              87
Recurring capital expenditures                      (303)           (263)           (554)           (423)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                 $ 2,447         $ 2,169         $ 4,859         $ 4,822
                                             =============== =============== =============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                         $ 2,701         $ 2,389         $ 5,320         $ 5,158
Minority interest in
   funds from operations                            (622)           (551)         (1,225)         (1,190)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders              $ 2,079         $ 1,838         $ 4,095         $ 3,968
                                             =============== =============== =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,578         $ 2,308         $ 5,288         $ 5,361
   Investing activities                             (264)           (204)           (513)            (41)
   Financing activities                           (2,815)         (2,031)         (5,166)         (4,824)

Dividends and distributions paid to:
   Shareholders                                 $  1,769         $ 1,769         $ 3,538         $ 3,538
   Minority unitholders in
      Operating Partnership                          529             530           1,058           1,041

Scheduled debt principal payments               $     96         $    82         $   187         $   163
Non-recurring capital expenditures                   370             484             741             787


                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------


Weighted average common
   shares outstanding                              5,707           5,707           5,707           5,708
Weighted average Operating
   Partnership minority units
   outstanding                                     1,706           1,710           1,707           1,712


Capital Resources and Liquidity

Capital Resources

      At June 30, 2001, total long-term debt was $163.1 million, including $116.2 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $46.8 million at variable rates indexed on 30-day LIBOR rates. Approximately $1 million additional borrowings are available under our line of credit arrangements.

      The weighted average interest rate on debt outstanding at June 30, 2001, was 6.7%, compared to 7.5% at December 31, 2000, and 7.5% at June 30, 2000. (This reduction in weighted average interest rate is attributable to an approximate 2.7% decline in variable rates during the last six months; there has been no significant change in our fixed-rate debt.) A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $475,000.

Cash flows and liquidity

       Net cash flows from operating activities were $5.3 million during the first six months of 2001, a 1.4% decrease compared to 2000.

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

      Effective April 30, 2001, we sold a restaurant property for its net book value of approximately $406,000. We applied these proceeds, along with a draw of $137,000 against our line of credit secured by Latitudes Apartments, to pay down approximately $543,000 of our line of credit secured by restaurant properties.

      During the first six months of 2001, we have expended approximately $439,000 for renovations at Oak Hollow Apartments Phase 2. As we continue this renovation project, we expect to draw against the $2.0 million available under a variable rate note secured by Oak Hollow Apartments Phase 2.

      Other investing and financing activities during 2001 focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

      To date we have produced sufficient cash flow to fund our regular dividend and recurring capital expenditures. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on August 15, 2001, to shareholders of record on August 1, 2001.

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


                           Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Shareholders on May 24, 2001. Of the 5,706,950 shares of common stock issued, outstanding, and entitled to vote at this meeting, 5,241,234, or 91.8%, were present in person or by proxy. The following proposal was approved:


                                                                                   Withheld/       Broker
                                                           For         Against     Abstained     Non-votes
                                                     ---------------- ----------- ------------- -------------

Election of directors to serve until the 2004 annual meeting:
      Stephen R. Blank                                   5,196,447             -       44,787       159,478
      Philip S. Payne                                    5,189,042             -       52,192       159,478

      Other directors, whose terms of office as directors continued after the meeting, are as follows:

Serving until the 2002 annual meeting:
      B. Mayo Boddie
      D. Scott Wilkerson
      Paul G. Chrysson

Serving until the 2003 annual meeting:
     W. Michael Gilley
     William H. Stanley


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

                                    BNP RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)




August 9, 2001                           /s/ Philip S. Payne
                                    -------------------------------------------
                                    Philip S. Payne
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer)



August 9, 2001                           /s/ Pamela B. Bruno
                                    -------------------------------------------
                                    Pamela B. Bruno
                                    Vice President, Controller and
                                    Chief Accounting Officer