Form 10-Q
period 2001-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2001-11-14
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 2001 (the latest practicable date).

Common Stock, $.01 par value                                 5,726,700
----------------------------                                 ---------
(Class)                                                      (Number of shares)


                                                Total number of pages:  22

                                TABLE OF CONTENTS


 Item No.                                                              Page No.

             PART I - Financial Information
   1         Financial Statements                                         3
   2         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11
   3         Quantitative and Qualitative Disclosures                    21
             About Market Risk

             PART II - Other Information
   6         Exhibits and Reports on Form 8-K                            21

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             2001               2000
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $220,531,616       $217,818,208
   Restaurant properties                                                     39,158,921         39,702,060
                                                                       ------------------ ------------------
                                                                            259,690,537        257,520,268
   Less accumulated depreciation                                            (38,751,519)       (32,815,205)
                                                                       ------------------ ------------------
                                                                            220,939,018        224,705,063
Cash and cash equivalents                                                     6,955,360          1,056,052
Other current assets                                                          2,459,822          1,510,541
Investment in and advances to Management Company                                      -            714,892
Notes receivable, net of reserve                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,216,638          1,521,288
   Deferred financing costs                                                     948,974          1,083,560
                                                                       ------------------ ------------------
         Total assets                                                      $232,619,812       $230,691,396
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $169,503,761       $163,611,737
Accounts payable and accrued expenses                                         1,924,666            944,248
Escrowed security deposits and deferred revenue                               1,187,655          1,183,626
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              541,696            666,688
                                                                       ------------------ ------------------
      Total liabilities                                                     173,157,778        166,406,299

Minority interest in Operating Partnership                                   18,567,994         19,737,035
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,726,700 at September 30, 2001,
   5,706,950 at December 31, 2000                                                57,267             57,069
Additional paid-in capital                                                   69,912,486         69,707,155
Dividend distributions in excess of net income                              (29,075,713)       (25,216,162)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             40,894,040         44,548,062
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $232,619,812       $230,691,396
                                                                       ================== ==================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2001             2000              2001             2000
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                     $7,690,482        $7,341,027      $23,246,419       $21,961,348
Restaurant rental income                     1,005,319         1,029,256        3,047,872         3,132,713
Management fee income                           93,863                 -          310,960                 -
Equity in income of
   Management Company                                -            25,741                -            92,670
Interest and other income                      362,871            58,471          743,887           204,781
                                       ----------------- ---------------- ----------------- ----------------
                                             9,152,535         8,454,495       27,349,138        25,391,512
Expenses
Apartment operations                         2,850,283         2,397,150        8,310,186         7,254,484
Apartment administration                       227,764           188,392          739,415           612,634
Corporate administration                       437,441           387,561        1,453,607         1,289,588
Depreciation                                 1,946,325         1,784,289        5,827,142         5,347,894
Amortization of intangibles                    147,678           144,804          443,079           434,412
Interest                                     2,769,358         2,815,719        8,565,757         8,324,426
                                       ----------------- ---------------- ----------------- ----------------
                                             8,378,849         7,717,915       25,339,186        23,263,438
                                       ----------------- ---------------- ----------------- ----------------
Income before
   minority interest and
   extraordinary item                          773,686           736,580        2,009,952         2,128,074
Minority interest in
   Operating Partnership                       177,835           169,831          462,462           490,883
                                       ----------------- ---------------- ----------------- ----------------
Income before
   extraordinary item                          595,851           566,749        1,547,490         1,637,191
Extraordinary item - loss on
   early extinguishment
   of debt                                      99,577                 -           99,577                 -
                                       ----------------- ---------------- ----------------- ----------------
Net income                                  $  496,274        $  566,749      $ 1,447,913       $ 1,637,191
                                       ================= ================ ================= ================

Per share data:
Basic and diluted earnings per share -
   Income before
      extraordinary item                        $0.10             $0.10            $0.27             $0.29
   Extraordinary item                           (0.02)                -            (0.02)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                   $0.08             $0.10            $0.25             $0.29
                                       ================= ================ ================= ================
Dividends declared                              $0.31             $0.31            $0.93             $0.93
                                       ================= ================ ================= ================
Weighted average shares
   outstanding                              5,717,040         5,706,950        5,710,350         5,707,766
                                       ================= ================ ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                Dividends
                                                                Additional     distributed
                                           Common Stock          paid-in       in excess of
                                       Shares       Amount       capital        net income        Total
                                     ------------ ----------- --------------- --------------- ---------------
Balance at December 31, 2000           5,706,950    $57,069     $69,707,155    $(25,216,162)    $44,548,062
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         470,159         470,159
                                     ------------ ----------- --------------- --------------- ---------------
Balance at March 31, 2001              5,706,950     57,069      69,707,155     (26,515,158)     43,249,066
Dividends paid ($0.31)                         -          -               -      (1,769,154)     (1,769,154)
Net income                                     -          -               -         481,480         481,480
                                     ------------ ----------- --------------- --------------- ---------------
Balance at June 30, 2001               5,706,950     57,069      69,707,155     (27,802,832)     41,961,392
Common stock issued - DRIP                19,750        198         205,331               -         205,529
Dividends paid ($0.31)                         -          -               -      (1,769,155)     (1,769,155)
Net income                                     -          -               -         496,274         496,274
                                     ------------ ----------- --------------- --------------- ---------------
Balance at September 30, 2001          5,726,700    $57,267     $69,912,486    $(29,075,713)    $40,894,040
                                     ============ =========== =============== =============== ===============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2001             2000
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                   $  1,447,913      $  1,637,191
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - loss on early extinguishment of debt                       99,577                 -
   Minority interest in Operating Partnership                                     462,462           490,883
   Equity in income of Management Company                                               -           (92,670)
   Depreciation and amortization of intangibles                                 6,270,221         5,782,306
   Amortization of defeasance credit                                             (124,992)         (124,992)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                  (967,944)       (1,003,023)
      Accounts payable and accrued expenses                                       953,323         1,518,766
      Security deposits and deferred revenue                                       45,934           (58,889)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       8,186,494         8,149,572

Investing activities:
Additions to apartment properties, net                                         (2,121,151)       (1,563,867)
Proceeds from sale of restaurant properties                                       405,860           643,598
Acquisition of minority interest in Management Company                            372,939                 -
Reduction in notes receivable                                                           -           525,000
                                                                          ----------------- ----------------
Net cash used in investing activities                                          (1,342,352)         (395,269)

Financing activities:
Redemption of Operating Partnership minority units                                (14,864)          (52,214)
Issuance of common stock through DRIP                                             205,529                 -
Repurchase of common stock                                                              -          (254,750)
Distributions to Operating Partnership minority unitholders                    (1,586,976)       (1,571,592)
Dividends paid to common shareholders                                          (5,307,464)       (5,307,464)
Proceeds from notes payable                                                    16,847,999           850,000
Principal payments on notes payable                                           (10,955,975)         (871,918)
(Payment) refund of deferred financing costs                                     (133,083)              732
                                                                          ----------------- ----------------
Net cash used in financing activities                                            (944,834)       (7,207,206)
                                                                          ----------------- ----------------

Net increase in cash and cash equivalents                                       5,899,308           547,097
Cash and cash equivalents at beginning of period                                1,056,052           431,531
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                   $  6,955,360      $    978,628
                                                                          ================= ================



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2001
(Unaudited)

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

Note 2.  Basis of Presentation

The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "Operating Partnership"). The company is the general partner and owns a majority interest in the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Effective January 2001, the accounts of the Operating Partnership include BNP Management, Inc. (the "Management Company"). Prior to January 2001, the Operating Partnership had a 1% voting interest and 95% economic interest in the Management Company, and used the equity method to account for this investment.

In January 2001, the Operating Partnership acquired the outstanding 99% voting interest and 5% economic interest in the Management Company for approximately $16,000. The impact of this change in basis of presentation on the balance sheet was to increase cash by approximately $373,000 and apartment properties equipment, net of depreciation, by approximately $346,000, and to eliminate approximately $715,000 investment in and advances to the Management Company previously reflected in our balance sheets.

In addition, we now reflect our third-party management operations, including management fee income and related administration expenses, directly in our statements of operations rather than reporting equity in the net income of the Management Company.

We do not expect this change in basis of presentation to have a significant impact on our financial position, operating results or cash flows.

Note 3.  Long-term debt refinancing

On September 27, 2001, we issued a note payable in the amount of $16,250,000 secured by a deed of trust and assignment of rents of Paces Commons Apartments. The note provides for interest at an effective rate of 6.96%. Interest-only payments of approximately $97,000 are due monthly through October 2002. Beginning November 2002, monthly payments of principal and interest total $106,600, with maturity in October 2011. In conjunction with this transaction, we paid and recorded deferred loan costs of $133,000.

We applied approximately $10.1 million of the refinance proceeds to retire an existing deed of trust note for Paces Commons. In conjunction with this payoff, we wrote off unamortized loan costs of $129,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

Note 4.  Shareholders' Equity

We calculated basic and diluted earnings per share using the following amounts:

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2001             2000              2001             2000
                                       ----------------- ---------------- ----------------- ----------------
Numerators:
Numerator for basic
   earnings per share -
   Income before
      extraordinary item                      $595,851          $566,749       $1,547,490        $1,637,191
   Extraordinary item                          (99,577)                -          (99,577)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income                                 $496,274          $566,749       $1,447,913        $1,637,191
                                       ================= ================ ================= ================

Numerator for diluted
   earnings per share -
   Income before
      extraordinary item (1)                  $773,686          $736,580       $2,009,952        $2,128,074
   Extraordinary item (1)                     (129,239)                -         (129,239)                -
                                       ----------------- ---------------- ----------------- ----------------
   Net income (1)                             $644,447          $736,580       $1,880,713        $2,128,074
                                       ================= ================ ================= ================



                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2001             2000              2001             2000
                                       ----------------- ---------------- ----------------- ----------------
Denominators:
Denominator for basic
   earnings per share -
   weighted average shares
   outstanding                               5,717,040         5,706,950        5,710,350         5,707,766
Effect of dilutive securities:
   Convertible Operating
      Partnership units                      1,705,897         1,710,131        1,706,517         1,711,212
   Stock options (2)                             4,301                 -            2,376                 -
                                       ----------------- ---------------- ----------------- ----------------
Denominator for diluted
   earnings per share - adjusted
   weighted average shares and
   assumed conversions                       7,427,238         7,417,081        7,419,243         7,418,978
                                       ================= ================ ================= ================

(1)  Assumes conversion of Operating Partnership units to common shares.
(2) We excluded 140,000 options granted in 1994 (exercise price $12.50), 110,000 options granted in 1997 (exercise price $12.25), and 180,000 options granted in 1998 (exercise price $13.125 and $11.25) from the above calculations for 2001 and 2000 because these options were antidilutive for all periods shown. In addition, we excluded 47,500 options granted in February 2000 (exercise price $9.25) from the above calculations for 2000 because these options were antidilutive for the three and nine months ended September 30, 2000.

Note 5.  Related party transactions

Effective July 1, 2001, we modified our participating loan agreement with The Villages of Chapel Hill Limited Partnership. This modification established a $950,000 "fixed portion" of our participation in the increase in value of the property and extended the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property.

Required payment of the fixed portion is subject to cash flow from The Villages property, as defined in the agreement. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly.

We received $325,883 of the fixed portion in July 2001. Because the collectibility of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable. At September 30, 2001, we have reflected the principal portion of notes receivable from The Villages of Chapel Hill Limited Partnership as follows:

      Advances receivable, due February 2004                      $100,000
      Fixed portion of shared appreciation                         624,117
         Less reserve for collection of fixed portion             (624,117)
                                                             ----------------
                                                                  $100,000
                                                             ================

Note 6.  Subsequent events

On October 19, 2001, we declared a regular quarterly cash dividend of $0.31 per share, which we will pay on November 15, 2001, to shareholders of record on November 1, 2001.

On October 5, 2001, we applied $5.0 million proceeds of the Paces Commons refinance to reduce the balance of our variable rate line of credit secured by a deed of trust and assignment of rents of Latitudes Apartments.

Effective October 1, 2001, we entered into third-party management contracts for the management of 11 communities containing 1,504 units. We expect these contracts to generate approximately $400,000 in annual management fees and incremental expenses of approximately $250,000 per year.

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

        o our markets could suffer unexpected declines in economic growth or an increase in unemployment rates;

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

        o we may not be able to meet our long-term liquidity requirements on favorable terms; and

        o  we could lose key executive officers.

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

Company Profile

      BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. Including 11 new management contracts entered into on October 1, 2001, we currently manage 29 communities containing 5,898 units. Of these, we own 15 apartment communities, containing 3,681 units. The remaining 14 communities, containing 2,217 units, are owned by third parties, and we management them on a contract basis.

      In addition to our apartment communities, we own 42 properties that are leased to a third party under a master lease on a triple-net lease basis. The third party operates these properties as restaurants and, under the terms of the lease, is totally responsible for the operation and maintenance of the properties.

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

      Our executive offices are located at 3850 One First Union Center, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

      Total revenues for the third quarter of 2001 were $9.2 million, an 8.3% increase compared to the third quarter of 2000. For the first nine months of 2001, total revenues were $27.3 million, a 7.7% increase compared to the first nine months of 2000. Our primary source of revenue is apartment rental income, which generated approximately 84.0% of our total revenues in the third quarter of 2001, and 85.0% of our total revenues in the first nine months of 2001.

      Apartment rental income totaled $7.7 million in the third quarter of 2001, a 4.8% increase compared to the third quarter of 2000. For the first nine months of 2001, apartment rental income totaled $23.2 million, a 5.9% increase compared to the first nine months of 2000. This increase is primarily attributable to rental income at Oak Hollow Apartments Phase 2 ($431,000 in the third quarter, and $1,346,000 in the first nine months of 2001), which we acquired in December 2000. On a same units basis (those units that we owned throughout the first nine months of both years), apartment rental income declined by 1.1% in the third quarter of 2001, and 0.3% in the first nine months of 2001, compared to 2000.

      For the third quarter of 2001, overall average economic occupancy declined by 3.3%, while average monthly revenue per occupied unit increased by 1.8%, compared to the third quarter of 2000. For the first nine months of 2001, overall average economic occupancy declined by 2.1%, while average monthly revenue per occupied unit increased by 1.5%, compared to the first nine months of 2000.

      On a same units basis, comparisons of average economic occupancy and average revenue per occupied unit were slightly more favorable for both the quarter and first nine months. On a same units basis, average economic occupancy for the third quarter was 93.2% in 2001 compared to 96.1% in 2000, and average revenue per occupied unit was $755 per month in 2001 compared to $737 per month in 2000. For the first nine months of 2001, average economic occupancy on a same units basis was 94.5% compared to 96.3% in 2000, and average revenue per occupied unit was $748 per month compared to $734 per month in 2000.

      Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2001 follow:

                                      Three months ended September 30      Nine months ended September 30
                                    ------------------------------------ -----------------------------------
                                                              Average                             Average
                                                              monthly                             monthly
                          Number                              revenue                             revenue
                            of        Average     Average       per       Average     Average       per
                        apartment    physical     economic    occupied    physical    economic    occupied
                          units      occupancy   occupancy      unit     occupancy   occupancy      unit
                        ----------- ------------ ----------- ----------- ----------- ----------- -----------
Abbington Place                360        94.1%       95.5%        $803       95.0%       96.1%        $785
Allerton Place                 228        95.4%       95.8%         787       94.7%       95.7%         775
Chason Ridge                   252        95.1%       96.2%         682       94.7%       95.8%         679
Harris Hill                    184        90.6%       92.6%         711       93.0%       94.8%         724
Latitudes                      448        96.6%       96.7%         779       96.3%       97.1%         772
Madison Hall                   128        89.1%       91.4%         612       92.0%       93.9%         604
Oakbrook                       162        89.3%       89.3%         786       91.8%       92.3%         784
Oak Hollow                     221        83.9%       84.6%         734       88.2%       89.6%         739
Oak Hollow Ph2*                240        86.2%       87.2%         688       88.6%       89.0%         700
Paces Commons                  336        89.3%       90.9%         715       90.9%       91.9%         712
Paces Village                  198        94.1%       94.6%         695       93.4%       93.9%         687
Pepperstone                    108        92.9%       93.5%         704       96.4%       96.9%         696
Savannah Place                 172        90.4%       90.5%         718       92.1%       93.2%         713
Summerlyn Place                140        91.0%       92.6%         821       91.7%       93.2%         803
Waterford Place                240        91.9%       93.2%         869       93.0%       94.4%         860
Woods Edge                     264        93.2%       94.3%         776       95.3%       96.3%         774

All apartments               3,681
   - 2001                                 91.9%       92.8%         750       93.2%       94.2%         745
   - 2000                                 94.8%       96.1%         737       95.3%       96.3%         734

Same units                   3,440
   - 2001                                 92.3%       93.2%         755       93.5%       94.5%         748
   - 2000                                 94.8%       96.1%         737       95.3%       96.3%         734

*Acquired December 2000

      With the exception of Virginia Beach, Virginia, our apartment markets remain weak. For both the quarter and year-to-date periods, slight increases in revenue per occupied unit were insufficient to overcome the impact of declines in occupancy. While we remain confident in the long-term prospects for our markets and our properties, we do not foresee any significant improvement in apartment operations over the near term.

      The weakness in the markets is largely the result of overbuilding. While construction activity has slowed recently, it will take some time for the excess supply of new apartments to be absorbed. Until then, the competition for residents will remain intense.

      Declining interest rates and, more recently, a general economic slowdown have also had an impact on apartment occupancy and rental rates. For those with jobs, lower interest rates have made single-family home ownership far more affordable. On the other hand, the general economic slowdown has led to significant job losses. While the underlying explanation as to why declining interest rates or a general economic slowdown impact apartment operations is quite different, both have the effect of reducing the pool of potential apartment residents, which, in turn, puts negative pressure on occupancy and rental rates.

      Restaurant rental income was $1.0 million in the third quarter of 2001, a 2.3% decrease compared to the third quarter of 2000. For the first nine months of 2001, restaurant rental income was $3.0 million, a 2.7% decrease compared to the first nine months of 2000. This decrease is due to the sale of one restaurant property in June 2000, and another in April 2001. Through September 30, 2001, we have sold five of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

      Restaurant rental income during the first nine months of both 2001 and 2000 was the minimum rent specified in the lease agreement. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

      "Same store" sales (for the 42 restaurants that were open throughout the first nine months of both 2001 and 2000) declined by 2.1% in the third quarter, and 3.8% in the first nine months, of 2001 compared to 2000. Sales at these restaurants would have to increase by approximately 10% before we would receive rent exceeding the minimum rent.

      As we discussed in the notes to our financial statements, effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in BNP Management, Inc. (the "Management Company"). We now include the revenues from our third-party management activities in our consolidated revenue amounts. In 2000, we reported (net) equity income related to activities of the Management Company. This change in basis of presentation has not had a significant impact on our financial position, overall operating results or cash flows.

      Management fee income totaled $94,000 for the third quarter and $311,000 for the first nine months of 2001. If these activities had been reflected on a consolidated basis in our 2000 financial statements, equity income would have been replaced with management fee income of approximately $80,000 for the third quarter and $309,000 for the first nine months of 2000.

      Effective October 1, 2001, we entered into additional third-party management contracts for management of 11 apartment communities containing 1,504 units. We estimate that, going forward, these contracts will generate approximately $400,000 additional management fee income per year.

      Interest and other income includes approximately $326,000 in non-routine income in the third quarter of 2001, and approximately $537,000 non-routine income through the first nine months of 2001. Recurring interest and other income was generally comparable to 2000 amounts. The non-routine income items are as follows:

  o $326,000 shared appreciation, recorded July 2001, related to our participating loan agreement with The Villages of Chapel Hill Limited Partnership, discussed below;
  o $70,000 fee income, recorded June 2001, for arranging refinancing at The Villages of Chapel Hill and The Villages of Chapel Hill - Phase 5, two managed apartment properties;
  o $141,000 miscellaneous income, recorded June 2001, for refund of 1997 and 1998 state franchise taxes.

      Effective July 1, 2001, we modified our participating loan agreement with The Villages of Chapel Hill Limited Partnership. This modification established a $950,000 "fixed portion" of our participation in the increase in value of the property and extended the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property. Required payment of the fixed portion is subject to cash flow from The Villages property, as defined in the agreement. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly. We received payment of $325,883 of the fixed portion in July 2001, which we reflected in the financial statements as other income. Because the collectibility of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable, and we will recognize revenue as it is realized.

Expenses

      Total expenses for the third quarter of 2001 were $8.4 million, an 8.6% increase compared to the third quarter of 2000. For the first nine months of 2001, total expenses were $25.3 million, an 8.9% increase compared to the first nine months of 2000.

       Apartment operations expense for the third quarter of 2001 totaled $2.9 million, an 18.9% increase compared to the third quarter of 2000. For the first nine months of 2001, apartment operations expense totaled $8.3 million, a 14.6% increase compared to the first nine months of 2000. These increases are primarily attributable to the addition of Oak Hollow Apartments Phase 2 ($204,000 for the third quarter of 2001 and $542,000 for the first nine months of 2001), along with the impact of higher costs for on-site compensation, property taxes and insurance, and property administration and turnover costs.

      During the third quarter of 2001, we experienced a significant increase in redecoration and turnover expense at our apartment communities. Intense competition due to overbuilding, home purchases due to declining interest rates, and job losses due to the current economic slowdown have all contributed to higher turnover of residents at the apartment communities. As a result, we have spent more in turnover expense and, in an effort to attract and retain residents, more in redecoration expense. We expect that turnover and redecoration expense will remain at relatively high levels for as long as current market conditions persist.

      Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense for the third quarter of 2001 represented 37.1% of related apartment rental income, compared to 32.7% in the third quarter of 2000. For the first nine months of 2001, apartment operations expense represented 35.7% of related apartment rental income, compared to 33.0% in the first nine months of 2000.

      Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

      We are now able to identify and compare apartment administration expenses for 2001 and 2000. These costs include our property management activities as well as accounting and support activities directly related to apartment management, and were previously included in our line item for administrative expenses that included both apartment and corporate administration costs. In addition, we now include the expenses of our third-party management activities in these consolidated expense amounts.

      Apartment administration expense totaled $228,000 for the third quarter of 2001 and $739,000 for the first nine months of 2001. If these activities had been reflected on a consolidated basis in our 2000 financial statements, apartment administration expense would have been approximately $236,000 for the third quarter and $686,000 for the first nine months of 2000. The increase in apartment administration expense on a year-to-date basis is primarily attributable to increased property management supervisory compensation and travel expenditures. In addition, these expenses are impacted by the increase in the number of units under management.

      As previously noted, effective October 1, 2001, we entered into additional third-party management contracts for management of 11 communities containing 1,504 units. We estimate that, going forward, we will incur incremental costs of approximately $250,000 per year to provide these services. These costs will be included in apartment administration expense on our financial statements.

      Corporate administration expense totaled $438,000 for the third quarter of 2001 and $1,454,000 for the first nine months of 2001. If these activities had been reflected on a consolidated basis in our 2000 financial statements, corporate administration expense would have been approximately $380,000 for the third quarter and $1,370,000 for the first nine months of 2000. The increases in corporate administration expense are primarily attributable to increased executive and corporate office staff compensation.

      Depreciation expense totaled $1.9 million in the third quarter of 2001, a 9.1% increase compared to the third quarter of 2000. For the first nine months of 2001, depreciation expense totaled $5.8 million, a 9.0% increase compared to the first nine months of 2000. This increase is attributable to the addition of Oak Hollow Apartments Phase 2 ($99,000 in the third quarter of 2001 and $290,000 in the first nine months of 2001) along with the impact of additions and replacements at other apartment communities (we have generally assigned shorter lives to these specifically identifiable assets than the composite lives initially recorded at acquisitions). Amortization expense was essentially the same in the third quarter and first nine months of 2001 compared to 2000.

        Interest expense totaled $2.8 million in the third quarter of 2001, a 1.6% decline compared to the third quarter of 2000. For the first nine months of 2001, interest expense totaled $8.6 million, a 2.9% increase compared to the first nine months of 2000. While long-term debt increased by approximately $12.5 million, or 8%, between the third quarters of 2000 and 2001, variable interest rates have declined approximately 4.1% during this period, particularly during the second and third quarters of 2001. Overall, weighted average interest rates were 6.8% for the third quarter and 7.0% for the first nine months of 2001, compared to 7.5% for the third quarter and 7.4% for the first nine months of 2000.

      In late September 2001, we refinanced long-term debt related to Paces Commons Apartments. (This refinance is described below in our discussion of Capital Resources and Liquidity.) In conjunction with this transaction, we wrote off unamortized loan costs of $129,000. We have reflected this write-off, net of minority interests' share, with a charge of $100,000 as an extraordinary item in the financial statements.

Net income

      Net income available to common shareholders in the third quarter of 2001 was $496,000, a 12.4% decline compared to the third quarter of 2000. For the first nine months of 2001, net income available to common shareholders was $1,448,000, an 11.6% decline compared to the first nine months of 2000. These comparisons reflect the favorable effects of non-routine revenue and declining interest rates in the second and third quarters of 2001 discussed above; offset by the extraordinary charge to earnings, the impact of interest on increasing debt, and increased non-cash charges for depreciation and amortization. Operating Partnership earnings before interest, depreciation and amortization, and the extraordinary item increased by 2.8% for the third quarter, and 3.8% for the first nine months, of 2001 compared to 2000. Operating Partnership earnings before interest, depreciation and amortization, and the extraordinary item, excluding non-routine revenue, declined by 3.1% for the third quarter, and increased by 0.5% for the first nine months, of 2001 compared to 2000.

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

      Funds from operations of the Operating Partnership increased by 7.6% for the third quarter and by 4.6% for the first nine months of 2001 compared to 2000. These increases are primarily attributable to non-routine revenue and declines in variable interest rates.

      We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Income before minority interest
   and extraordinary item                      $     774       $     737        $  2,010        $  2,128
Depreciation                                       1,946           1,784           5,827           5,348
Amortization of
   management intangible                             102             102             305             305
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                        $  2,822        $  2,622        $  8,142        $  7,781
                                             =============== =============== =============== ===============

      A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                        $  2,822        $  2,622        $  8,142        $  7,781
Amortization of loan costs                            46              43             138             130
Recurring capital expenditures                      (418)           (242)           (972)           (665)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                $  2,450        $  2,423        $  7,309        $  7,244
                                             =============== =============== =============== ===============

      A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                        $  2,822        $  2,622        $  8,142        $  7,781
Minority interest in
   funds from operations                            (648)           (605)         (1,873)         (1,795)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders             $  2,173        $  2,018        $  6,268        $  5,986
                                             =============== =============== =============== ===============

      Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2001            2000            2001            2000
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,898        $  2,788        $  8,186        $  8,150
   Investing activities                             (829)           (354)         (1,342)           (395)
   Financing activities                            4,221          (2,383)           (945)         (7,207)

Dividends and distributions paid to:
   Shareholders                                 $  1,769        $  1,769        $  5,307        $  5,307
   Minority unitholders in
      Operating Partnership                          529             530           1,587           1,572

Scheduled debt principal payments               $     98        $     84        $    285        $    247
Non-recurring capital expenditures                   413             113           1,154             900

Weighted average common
   shares outstanding                              5,717           5,707           5,710           5,708
Weighted average Operating
   Partnership minority units
   outstanding                                     1,706           1,710           1,707           1,711


Capital Resources and Liquidity

Capital Resources

      On September 27, 2001, we issued a $16.25 million note payable, secured by a deed of trust and assignment of rents of Paces Commons Apartments. The note provides for interest at an effective rate of 6.96%, payable in interest-only monthly installments of approximately $97,000 for one year, then monthly installments of $106,600 principal and interest, with maturity in October 2011. We applied approximately $10.1 million of these proceeds to retire an existing 8.125% deed of trust note for the same property.

      Paces Commons was our first apartment community. We acquired Paces Commons in June 1993 for an initial acquisition cost of $14.3 million. Since then, we have made additional capital expenditures for this community of approximately $1.3 million.

      At September 30, 2001, total long-term debt was $169.5 million, including $122.2 million of notes payable at fixed interest rates ranging from 6.345% to 8.55%, and $47.3 million at variable rates indexed on 30-day LIBOR rates.

      On October 4, 2001, we applied $5.0 million of proceeds from the Paces Commons refinance to reduce the balance of our variable rate line of credit secured by a deed of trust and assignment of rents of Latitudes Apartments. We currently have approximately $6 million additional borrowings available under our line of credit arrangements.

      The weighted average interest rate on debt outstanding at September 30, 2001, adjusted for the October 4 paydown of variable-rate debt, was 6.4%, compared to 7.5% at December 31, 2000, and 7.4% at September 30, 2000. This reduction is primarily attributable to declines in variable rates during the last nine months. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $430,000.

      In August 2001, we issued 19,750 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan, with proceeds totaling approximately $206,000.

Cash flows and liquidity

      Net cash flows from operating activities were $8.2 million during the first nine months of 2001, a 0.5% increase compared to 2000.

      Effective January 1, 2001, we acquired the minority 5% economic interest and 99% voting interest in BNP Management, Inc. (the "Management Company"). We now include the assets and liabilities related to our third-party management operations in our consolidated balance sheet. The effect of this transaction and change in basis of presentation was to increase cash by approximately $373,000 and apartment properties equipment, net of depreciation, by approximately $346,000.

      Effective April 30, 2001, we sold a restaurant property for its net book value of approximately $406,000. We applied these proceeds, along with a draw of $137,000 against our line of credit secured by Latitudes Apartments, to pay down approximately $543,000 of our line of credit secured by restaurant properties.

      During the first nine months of 2001, we have expended approximately $717,000 for renovations at Oak Hollow Apartments Phase 2. In September 2001, we drew $172,000 against the $2.0 million available under a variable rate note secured by Oak Hollow Apartments Phase 2.

      In October 2001, we paid approximately $370,000 to acquire vacant land adjacent to our Chason Ridge Apartments.

      Other investing and financing activities during 2001 focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

      To date we have produced sufficient cash flow to fund our regular dividend and recurring capital expenditures. We have announced that the company will pay a regular quarterly dividend of $0.31 per share on November 15, 2001, to shareholders of record on November 1, 2001.

      We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We capitalize all floor covering, appliance, and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years.

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

                                    BNP RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)




November 13, 2001                        /s/ Philip S. Payne
                                    ------------------------------------------
                                    Philip S. Payne
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer)



November 13, 2001                        /s/ Pamela B. Bruno
                                    ------------------------------------------
                                    Pamela B. Bruno
                                    Vice President, Controller and
                                    Chief Accounting Officer