Form 10-K
period 2001-12-31
BNP RESIDENTIAL PROPERTIES INC
filed 2002-03-27
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .

                          Commission File Number 1-9496

                        BNP RESIDENTIAL PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                            56-1574675
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

301 S. College St., Suite 3850,  Charlotte, NC                    28202-6032
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2002, was approximately $62,600,000.
         The number of shares of Registrant's Common Stock outstanding on March 15, 2002, was 5,761,131.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the 2002 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                                   Index to exhibits at page 51

                        BNP RESIDENTIAL PROPERTIES, INC.
                                TABLE OF CONTENTS


   Item No.             FINANCIAL INFORMATION                                                 Page No.
                        PART I
          1             Business                                                                    3
          2             Properties                                                                  5
          3             Legal Proceedings                                                           9
          4             Submission of Matters to a Vote of Security Holders                         9
          X             Executive Officers of the Registrant                                        9

                        PART II
          5             Market for Registrant's Common Equity and Related Stockholder              10
                        Matters
          6             Selected Financial Data                                                    11
          7             Management's Discussion and Analysis of Financial Condition                13
                        and Results of Operations
          7A            Quantitative and Qualitative Disclosures About Market Risk                 24
          8             Financial Statements and Supplementary Data                                25
          9             Changes in and Disagreements With Accountants on Accounting                25
                        and Financial Disclosure

                        PART III
         10             Directors and Executive Officers of the Registrant                         25
         11             Executive Compensation                                                     25
         12             Security Ownership of Certain Beneficial Owners and Management             25
         13             Certain Relationships and Related Transactions                             26

                        PART IV
         14             Exhibits, Financial Statement Schedules, and Reports on Form               26
                        8-K


                                     PART I

ITEM 1.  BUSINESS

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently manage 31 multi-family communities containing 6,969 units. Of these, we own 15 apartment communities containing 3,681 units. Third parties own the remaining 16 communities, containing 3,288 units, and we manage them on a contract basis. In addition to our apartment communities, we own 42 restaurant properties that we lease to a third party under a master lease on a triple-net basis.

         BNP Residential Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as "minority unitholders" or "minority interest." We currently own approximately 77% of the outstanding Operating Partnership units.

         As of March 15, 2002, we have 5,761,131 shares of common stock and 1,705,897 Operating Partnership minority units outstanding. We have approximately 1,500 shareholders of record. We estimate that there are approximately 6,000 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP." We also have 227,273 shares of preferred stock outstanding, held by one investor.

         We have 185 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel. Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6032, and our telephone number is 704/944-0100.

History and Development of BNP Residential Properties, Inc.

         The company was originally incorporated in the state of Delaware in 1987. Beginning in 1987, we elected to be taxed as a REIT under the Internal Revenue Code. As such, we generally are not, and will not be, subject to federal or state income taxes on net income. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income as dividends.

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

         During 1997 and 1998, we acquired nine apartment communities, located in North Carolina, by issuing Operating Partnership units. In January 1999, we acquired an apartment community, located in North Carolina, in a direct purchase by paying cash and assuming long-term debt. In late December 2000, we acquired one additional apartment community, located in North Carolina, in a direct purchase. We combined this community with our Oak Hollow Apartments, and operate the combined properties as one community

         Restaurant sales and restaurant rental income have been declining since 1992, reflecting the increased competition and widespread price discounting in the fast food industry. In August 1997, CKE Restaurants, Inc. purchased Hardee's Food Systems, Inc., the restaurant franchisor. CKE operates, franchises, or owns interests in approximately 3,800 restaurants, including Hardee's and Carl's Jr. restaurants. While the rate of decline in restaurant sales has slowed in recent years, we have not seen improvement in restaurant sales to date. During 1999 through 2001, we sold five restaurants to Enterprises, the lessee, under an agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

         In April 2000, we changed the name of the company to BNP Residential Properties, Inc. We believe the new name more clearly reflects our business activities and eliminates the confusion that existed because of the similarity of our former name to that of Boddie-Noell Enterprises.

Recent Developments

         Overall, the results for 2001 were quite positive. However, it is important to note that, during the year, lower interest rates and a substantial increase in fee income masked lackluster apartment performance. The impact of over-building, a general economic slowdown, and surprisingly strong sales of modestly priced homes all combined to put persistent pressure on our apartment markets. While we were able to achieve small increases in rental rates during 2001, our economic occupancy declined from near 96% to slightly over 94%.

         During the fourth quarter of 2001, we expanded our third-party management activities by entering into contracts to manage 12 multi-family communities. On January 1, 2002, we added a contract to manage one additional community.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Preferred Stock for proceeds of $2.5 million.

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

         We strongly emphasize on-site property management. We seek opportunities and have developed internal programs to increase average occupancy rates, reduce resident turnover, raise rents and control costs. On-site community managers report directly to regional managers who are locally based. This flat organization provides for efficient staffing levels, reduces overhead expenses, and enables us to respond to the needs of residents and on-site employees. In an effort to reduce long-term operating costs, we regularly review each apartment community and promptly attend to maintenance and recurring capital needs. Our employees supervise all renovation and repair activities, which are generally completed by outside contractors.

         We continue to seek additional sources of revenue at our existing apartment communities. These include water submetering and marketing of cable television, high-speed Internet service, and telephone services.

ITEM 2.  PROPERTIES

Apartment Communities

         Through the Operating Partnership, we own and operate 15 apartment communities consisting of 3,681 apartment units. For the fourth quarter of 2001, our average economic occupancy rate was 93.1%, and average monthly revenue per occupied unit was $741. The average age of the apartment communities is approximately 10.5 years. Our apartment communities are generally wood framed, two and three story buildings, with exterior entrances, individually metered gas and electric service, submetered water service, and individual heating and cooling systems.

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

Restaurant Properties

         We lease the 42 restaurant properties on a triple-net basis to Enterprises under a master lease. The master lease, as amended in 1995, has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions, and subject to our approval, Enterprises has the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement that allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic for no less than net carrying value.

         Since 1999, we have sold five restaurants deemed non-economic to Enterprises. After the sale of the fifth such property in April 2001, the minimum rent on the remaining 42 restaurants is approximately $4.0 million per year.

         The average acquisition cost of the original 47 restaurant properties was approximately $920,000 per property. At December 31, 2001, the net carrying value of the 42 restaurant properties was $28.8 million (an average of $685,000 per property).

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

         The locations of our restaurant properties are listed on page 8 of this Annual Report.

Property Insurance

         We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In addition, properties that we manage but do not own are covered by insurance policies under which we are a named insured. Our restaurant properties are subject to an indemnification agreement whereby Enterprises, the lessee, is responsible for all claims, including those relating to environmental matters, arising from a restaurant property. Enterprises is required to provide insurance, which identifies the company as a named insured, on each restaurant property.

         We believe all of our properties are adequately insured. There are types of losses, however, such as from wars, acts of terrorism or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. It is possible, depending on the specific circumstances of the affected property, that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.


                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                              Total       Apartment      Weighted
                                      No. of                                Rentable      Unit Type       Average
                                       Apt.    Year      Date      Total      Area      1     2     3    Apt. Size

    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- ----- ----------

Abbington Place     Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48      1,113
Allerton Place      Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48      1,061
Chason Ridge        Fayetteville, NC     252      1994      1/99      29.1    246,886    56   164    32        980
Harris Hill         Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -        912
Latitudes           Virginia Beach,      448      1989     10/94      24.9    358,700   269   159    20        800
                    VA
Madison Hall        Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -        862
Oak Hollow          Cary, NC             221      1983      7/98      30.0    215,960    56   165     -        982
Oak Hollow Ph 2     Cary, NC             240      1986     12/00      26.8    220,840   160    80     -        920
Oakbrook            Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons       Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40        958
Paces Village       Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -        848
Pepperstone         Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place      Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -      1,059
Summerlyn Place     Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8      1,120
Waterford Place     Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48      1,155
Woods Edge          Durham, NC           264      1985      6/98      32.4    268,620    66   198     -      1,018

Chrysson Community under purchase option(2):
Brookford Place     Winston-Salem, NC    108      2000         -       6.3    103,392    36    72     -        957

(1)      Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2)      To be acquired upon attainment of certain performance targets.



                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                Average
                      Average Economic      Monthly Revenue
                     Occupancy Percent     per Occupied Unit
                            (1)
    Community       2001    2000   1999   2001    2000   1999
------------------- ------ ------- ------ ------ ------- ------

Abbington Place      95.9    96.3   92.9   $785    $764   $757
Allerton Place       95.4    95.3   94.9    773     778    788
Chason Ridge         96.0    96.2   95.8    682     659    659
Harris Hill          93.9    94.5   96.7    716     728    733
Latitudes            97.1    97.5   97.8    774     732    684

Madison Hall         92.9    94.4   92.6    605     612    645
Oak Hollow           89.2    96.6   95.5    732     722    717
Oak Hollow Ph 2      89.3       -      -    689       -      -
Oakbrook             92.3    95.6   95.3    783     783    779
Paces Commons        91.1    94.8   95.9    709     717    710
Paces Village        93.0    96.2   93.1    689     666    656
Pepperstone          97.3    96.5   96.9    695     681    681
Savannah Place       93.8    93.3   92.8    712     749    768
Summerlyn Place      93.6    96.1   93.2    803     798    804
Waterford Place      94.2    95.9   95.3    861     857    846
Woods Edge           95.3    97.2   94.4    776     751    731

Chrysson Community under purchase option(2):
Brookford Place                 -      -      -       -      -

(1)      Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.
(2)      To be acquired upon attainment of certain performance targets.

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


North Carolina
(14 properties)

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

Newton
  South Ashe & North "D"

Siler City
  Chatham Shopping Center

Spring Lake
  400 South Main Street

Thomasville
  1116 East Main Street
  Randolph Street

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to a variety of legal proceedings arising in the ordinary course of business. We do not expect any of these matters, individually or in aggregate, to have a material adverse impact on the company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the company.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
D. Scott Wilkerson               44        Director, President and                          October 1994
                                           Chief Executive Officer
Philip S. Payne                  50        Director, Executive Vice President,              October 1994
                                           Treasurer and Chief Financial Officer
Pamela B. Bruno                  48        Vice President, Controller and                   October 1994
                                           Chief Accounting Officer
Douglas E. Anderson              54        Vice President, Secretary                        April 1987

         D. Scott Wilkerson--Director, President and Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation in 1987 and served in various officer level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development, before becoming President of BT Venture in January 1994. He was named our Chief Executive Officer in April 1995 and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP, in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate syndicators, developers and management companies. Mr. Wilkerson received a BS degree in accounting from the University of North Carolina at Charlotte in 1980. He is a licensed certified public accountant and licensed real estate broker. He serves on the boards of directors of the National Multi Housing Council and the Apartment Association of North Carolina, and he is a past president of the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

         Philip S. Payne--Director, Executive Vice President, Treasurer and Chief Financial Officer. Mr. Payne joined BT Venture Corporation in 1990 as Vice President of Capital Market Activities and became Executive Vice President and Chief Financial Officer of BT Venture in January 1993. He was named our Treasurer in April 1995 and a Director in December 1997. From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a BS degree from the College of

William and Mary in 1973 and a JD degree in 1978 from the same institution. He serves on the board of directors of the National Multi Housing Council and is a member of the Urban Land Institute.

         Pamela B. Bruno--Vice President, Controller and Chief Accounting Officer. Ms. Bruno joined BT Venture Corporation in 1993 as Controller and became our Vice President and Chief Accounting Officer in October 1994. From 1984 to 1993, Ms. Bruno was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a BS degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant, and is a member of the North Carolina Association of Certified Public Accountants.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 1,500 shareholders of record on March 15, 2002. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of March 15, 2002, the closing price of the company's common stock was $11.40 per share.

                                                                                               Dividends
                                                          Stock Price                             Paid
                                            High              Low              Close           Per Share
                                      ----------------- ----------------- ----------------- -----------------
2001
   Fourth quarter                           $10.88             $9.75            $10.31             $0.31
   Third quarter                             11.30              9.15             10.00              0.31
   Second quarter                            10.65              8.75             10.02              0.31
   First quarter                              9.95              7.75              9.10              0.31

2000
   Fourth quarter                           $ 8.75             $7.25            $ 7.50             $0.31
   Third quarter                              9.125             8.00              8.50              0.31
   Second quarter                             9.25              7.875             8.375             0.31
   First quarter                             10.625             7.75              7.75              0.31

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

Sales of Unregistered Securities

         In December 2001, we issued 227,273 shares of our Series B Preferred Stock to a single investor. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in
Section 4(2) of the Act. The purchaser was an accredited investor, and offers were not accompanied by any form of general solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

         We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

         This financial information includes all apartment communities and restaurant properties that we owned.

                                                              Year ended December 31
                                          2001          2000           1999          1998           1997
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data:
Revenue:
  Apartment rental income             $   30,867    $   29,269     $   28,608    $   21,925     $   11,197
  Restaurant rental income                 4,053         4,162          4,339         4,500          4,500
  Equity and other income                  1,342           427            510           715            555
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             36,262        33,858         33,457        27,140         16,251
Expenses:
  Depreciation                             7,828         7,156          6,956         5,406          2,686
  Amortization                               596           579            569           531            580
  Apartment operations                    11,182         9,766          9,395         6,817          3,415
  Administrative costs                     2,956         2,391          2,380         1,697          1,131
  Costs of terminated
      equity transaction                       -           237              -             -              -
  Interest                                11,100        11,151         10,703         8,209          6,487
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            33,663        31,280         30,003        22,660         14,299
                                      ------------- -------------- ------------- -------------- -------------
Income before minority
  interest of Unitholders                  2,599         2,578          3,454         4,480          1,953
Minority interest in
  Operating Partnership                      597           595            728           742             39
                                      ------------- -------------- ------------- -------------- -------------
Income before
  extraordinary item                  $    2,002    $    1,983     $    2,726    $    3,738     $    1,913
                                      ============= ============== ============= ============== =============
Net income                            $    1,902    $    1,983     $    2,726    $    3,686     $    1,730
                                      ============= ============== ============= ============== =============
Income available to
  common shareholders                 $    1,900    $    1,983     $    2,726    $    3,686     $    1,730
                                      ============= ============== ============= ============== =============
Basic earnings per share              $     0.33    $     0.35     $     0.46    $     0.62     $     0.54
                                      ============= ============== ============= ============== =============
Diluted earnings per share            $     0.33    $     0.35     $     0.46    $     0.62     $     0.52
                                      ============= ============== ============= ============== =============
Dividends per share                   $     1.24    $     1.24     $     1.24    $     1.24     $     1.24
                                      ============= ============== ============= ============== =============


                                                              Year ended December 31
                                          2001          2000           1999          1998           1997
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities               $  221,589    $  217,818     $  203,365    $  188,539     $  128,050
  Restaurant properties                   39,159        39,702         40,545        43,205         43,205
Real estate assets, net                  219,997       224,705        217,984       212,192        157,108
Total assets                             225,385       230,691        224,270       221,121        166,112
Total debt                               162,330       163,612        150,883       140,524         93,436
Minority interest                         18,174        19,737         21,317        20,681         12,346
Shareholders' equity                      42,034        44,548         49,896        56,749         55,785

Apartment Property data:
Apartment communities
  owned at year end                           15            15             15            14              9
Apartment units owned
  at year end                              3,681         3,680          3,440         3,188          2,208
Average apartment
  economic occupancy                        93.9%         95.9%          95.1%         94.7%          95.3%
Average monthly revenue
  per occupied unit                   $      744    $      737     $      729    $      737     $      698

Other data:
Earnings before interest, taxes,
   depreciation and
   amortization (1)                   $   22,123    $   21,463     $   21,682    $   18,626     $   11,706
Funds from operations (1)                 10,831        10,139         10,816        10,292          4,916
Funds available
  for distribution (1)                     9,696         9,243          9,868         9,660          4,844
Net cash provided by
  (used in):
  Operating activities                $   10,729    $   10,854     $   10,919    $    9,420     $    5,007
  Investing activities                    (2,401)      (13,407)           111       (43,862)       (48,095)
  Financing activities                    (7,966)        3,177        (11,089)       32,473         44,705
Weighted average number of
  common shares outstanding                5,717         5,708          5,973         5,924          3,180
Weighted average number of
  Operating Partnership minority
  units outstanding                        1,706         1,711          1,601         1,192             81

(1) Earnings before interest, taxes, depreciation and amortization, Funds from operations, and Funds available for distribution amounts reflect measurements for the Operating Partnership (before deduction for minority interest).

      Earnings before interest, taxes, depreciation and amortization is frequently referred to as "EBITDA." This measurement is derived directly from amounts included in the Statement of Operations. We consider EBITDA to be a useful measurement of operations performance before the impact of financial structure and significant non-cash charges.

      Funds from operations is frequently referred to as "FFO." FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."

      Funds available for distribution is frequently referred to as "FAD." We calculate FAD as funds from operations plus non-cash expense for amortization of loan costs, less recurring capital expenditures.

      We consider funds from operations and funds available for distribution to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT. Together with net income and cash flows, FFO and FAD provide investors with additional measures to evaluate the ability of the REIT to incur and service debt, and to fund acquisitions and other capital expenditures. FFO and FAD do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider funds from operations or funds available for distribution:

        o to be alternatives to net income as reliable measures of the company's operating performance; or
        o  to be alternatives to cash flows as measures of liquidity.

      Funds from operations and funds available for distribution do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to shareholders. FFO and FAD do not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles. Further, FFO and FAD as disclosed by other REITs might not be comparable to our calculation of FFO or FAD.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information.

         Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

o our markets could suffer unexpected increases in the development of apartment, other rental, or competitive housing alternatives;
o our markets could suffer unexpected declines in economic growth or an increase in unemployment rates;
o general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;
o we may not be able to lease or re-lease apartments quickly or on as favorable terms as under existing leases;
o we may have incorrectly assessed the environmental condition of our properties;
o revenues from our third-party apartment property management activities could decline, or we could incur unexpected costs in performing these activities;
o an unexpected increase in interest rates could increase our debt service costs;
o we may not be able to meet our long-term liquidity requirements on favorable terms; and
o  we could lose key executive officers.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

         You should read this discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Results of Operations

2001 Compared to 2000

Revenues

         Total revenue in 2001 was $36.3 million, an increase of 7.1% compared to 2000. Apartment rental income accounted for 85.1% of our total revenue in 2001 compared to 86.4% in 2000.

         Apartment rental income in 2001 was $30.9 million, an increase of 5.5%, or $1.6 million, compared to 2000. This increase is attributable to $1.8 million rental income at Oak Hollow Apartments Phase 2, which we acquired in December 2000. On a same units basis (for the 3,441 units that we owned throughout all of both years), apartment rental income declined by 0.5% in 2001 compared to 2000.

         On a same units basis, average economic occupancy was 94.2% in 2001 compared to 95.9% in 2000, and average monthly revenue per occupied apartment was $748 compared to $737 in 2000. Average economic occupancy for all apartments (including Oak Hollow Apartments Phase 2, which we acquired in December 2000) was 93.9% in 2001 compared to 95.9% in 2000, and average monthly revenue per occupied apartment was $744 in 2001 compared to $737 in 2000.

         With the exception of Virginia Beach, Virginia, our apartment markets weakened during 2001, and remain weak. Slight increases in revenue per occupied apartment were insufficient to overcome the impact of declines in occupancy. While we remain confident in the long-term prospects for our markets and our properties, we do not foresee any significant improvement in apartment operations over the near term. The weakness in the markets is largely the result of overbuilding. While construction activity has slowed recently, it will take some time for the excess supply of new apartments to be absorbed. Until then, the competition for residents will remain intense.

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

         Restaurant rental income in 2001 was $4.1 million, a decrease of 2.6% compared to 2000. Restaurant rental income accounted for 11.2% of our total revenue in 2001 compared to 12.3% in 2000. The decrease in restaurant rental income is due to the sales of one restaurant property in April 2001 and one restaurant property in June 2000. Through 2001, we have sold five of the original 47 restaurants to Boddie-Noell Enterprises, Inc., the lessee, under the non-economic clause of an agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

         Restaurant rental income during both 2001 and 2000 was the minimum rent specified in the lease agreement. Under our master lease with Enterprises, restaurant rental income payments are the greater of specified minimum rent or 9.875% of food sales. Minimum rent is currently set at $335,000 per month, and is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold. "Same store" sales (for the 42 restaurants that were open through all of both years) declined by 3.5% in 2001 compared to 2000. Sales at these restaurants would have to increase by approximately 11% before we would receive rent exceeding the minimum rent. We do not expect restaurant rental income to exceed the minimum in 2002.

         As we discussed in the notes to our financial statements, effective January 1, 2001, we acquired the minority interest in BNP Management, Inc. (the "Management Company"). For 2001, we included the revenues from management services for three third-party owned properties in our consolidated revenue amounts. In 2000, we reported (net) equity income related to activities of the Management Company. This change in basis of presentation has not had a significant impact on our financial position, overall operating results or cash flows.

         During the fourth quarter of 2001, we expanded our third-party management activities by entering into contracts to manage 12 multi-family communities. On January 1, 2002, we added a contract to manage one additional community. We expect that third-party management contracts will generate approximately $1 million in management fee income in 2002.

         Management fee income totaled $529,000 in 2001, including $123,000 generated from new contracts during the fourth quarter. If the former Management Company activities had been reflected on a consolidated basis in our 2000 financial statements, equity income as reported would have been replaced with management fee income of approximately $457,000 in 2000.

         Interest and other income includes approximately $562,000 non-routine income in 2001. Recurring interest and other income was generally comparable to 2000 amounts. The non-routine income items in 2001 are as follows:

o $351,000 shared appreciation related to our participating loan agreement with The Villages of Chapel Hill Limited Partnership, discussed below;
o $70,000 fee income for arranging refinancing at The Villages of Chapel Hill and The Villages of Chapel Hill - Phase 5, two managed apartment properties; and
o $141,000 miscellaneous income, for the refund of 1997 and 1998 state franchise taxes.

         Effective July 1, 2001, we modified our participating loan agreement with The Villages of Chapel Hill Limited Partnership. This modification established a $950,000 "fixed portion" of our participation in the increase in value of the property and extended the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property. We received an initial payment of $325,883 of the fixed portion in July 2001, which we reflected in the financial statements as other income. Required payment of the fixed portion is subject to cash flow from The Villages property, calculated every six months, as defined in the agreement. At December 31, 2001, payment of $25,681 was currently due and was received in January 2002. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly. Because the timing of payment of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable, and we will recognize revenue as it is realized.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2001 were $33.7 million, an increase of 7.6% compared to 2000.

         Apartment operations expense was $11.2 million in 2001, an increase of 14.5%, or $1.4 million, compared to 2000. This increase is attributable to the addition of Oak Hollow Apartments Phase 2 ($760,000 in 2001), along with the impact of higher costs for on-site compensation, property taxes and insurance, and property administration and turnover costs.

         Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense in 2001 represented 36.2% of related apartment rental income, compared to 33.4% in

2000. During the second half of 2001, we experienced a significant increase in redecoration and turnover expense at our apartment communities. Intense competition due to overbuilding, home purchases, and job losses due to the current economic slowdown have all contributed to higher turnover of residents. As a result, we have spent more in turnover and redecoration, as well as leasing and promotion expense, in an effort to attract and retain residents. We expect that these costs will remain at relatively high levels for as long as current market conditions persist.

         We incur no operating expenses for restaurant properties, because the triple-net lease arrangement requires the lessee to pay virtually all of the costs and expenses associated with the restaurant properties.

         We are now able to identify and compare apartment administration expenses for 2001 and 2000. These costs include our property management activities as well as accounting and support activities directly related to apartment management. Prior to 2001, these costs were included in our line item for administrative expenses that included both apartment and corporate administrative costs, and we have reclassified these amounts in the 2000 and 1999 financial statements to conform to the 2001 presentation. In addition, we now include the expenses of our third-party management activities in these consolidated expense amounts.

         Apartment administration expense totaled $1.1 million in 2001, including approximately $86,000 in costs directly related to servicing third-party management contracts acquired during the fourth quarter of the year. If the activities of the Management Company had been reflected on a consolidated basis in our 2000 financial statements, apartment administration expense would have been approximately $910,000 in 2000. The increase in apartment administration expense in 2001 is attributable to the impact of the increase in the number of units under management, as well as increased property management supervisory compensation and travel expenditures.

         Corporate administration expense totaled $1.8 million in 2001. If the activities of the Management Company had been reflected on a consolidated basis in our 2000 financial statements, corporate administration expense would have been approximately $1.7 million in 2000. The increase in corporate administration expense in 2001 is attributable to increased executive and corporate office staff compensation.

         Depreciation expense totaled $7.8 million in 2001, an increase of 9.4%, or $670,000, compared to 2000. This increase is attributable to the addition of Oak Hollow Apartments Phase 2 ($402,000 in 2001) along with the impact of additions and replacements at other apartment communities. We have generally assigned shorter lives to these specifically identifiable assets than the composite lives initially assigned at acquisitions. Amortization expense was essentially the same in 2001 and 2000.

         Interest expense totaled $11.1 million in 2001, a decline of 0.5% compared to 2000. This decline is primarily attributable to the decline in interest rates during 2001. Overall, weighted average interest rates were 6.8% in 2001, compared to 7.3% in 2000.

         In conjunction with a refinance of long-term debt in September 2001, we wrote off unamortized loan costs of $129,000. We have reflected this write-off, net of minority interests' share, with a charge of $100,000 as an extraordinary item in the financial statements.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that has been or will be paid to preferred shareholders in calculating net income available to common shareholders. The cumulative preferred dividend, for four days in the fourth quarter of 2001, totals $2,740. This amount will increase in future periods; the dividend on the Series B shares is $1.10 per share per year.

Net income

         Income available to common shareholders in 2001 was $1.9 million, a decrease of 4.2% compared to 2000. Operating Partnership earnings before non-cash charges for depreciation, amortization, and extraordinary item totaled $11.0 million, a 6.9% increase compared to 2000. The minority interest in Operating Partnership earnings in 2001 was $597,000, a 0.4% increase compared to 2000.

         Income available to common shareholders was $0.33 per share in 2001 compared to $0.35 in 2000. The $0.02 decline in per share amounts resulted from a number of factors, including an increase in non-cash charges for depreciation expense and a non-cash extraordinary charge for write-off of loan costs.
2000 Compared to 1999

Revenues

         Total revenue in 2000 was $33.9 million, an increase of 1.2% compared to 1999. Apartment rental income accounted for 86.4% of our total revenue in 2000 compared to 85.5% in 1999.

         Apartment rental income in 2000 was $29.3 million, an increase of 2.3% compared to 1999. This increase reflects improvements in both occupancy and average rental rates in 2000. Average economic occupancy for all apartments was 95.9% in 2000 compared to 95.1% in 1999. Average monthly revenue per occupied unit for all apartments was $737 in 2000 compared to $729 in 1999. These comparisons reflect the results for all 3,440 apartments in operation through the entire 12 months of both 2000 and 1999. (Our acquisition of Oak Hollow Apartments Phase 2 took place in late December 2000.)

         Apartment rental income was consistent with our expectations in 2000. Our apartment communities continued to show improved occupancy and rental rates despite the fact that we operate in some of the most competitive apartment markets in the United States. With the exception of Virginia Beach, Virginia, significant new apartment construction over the past few years has resulted in an oversupply of apartments in our markets.

         Restaurant rental income in 2000 was $4.2 million, a decrease of 4.1% compared to 1999. Restaurant rental income accounted for 12.3% of our total revenue in 2000 compared to 13.0% in 1999. The decrease in restaurant rental income was due to the sales of three restaurant properties in June 1999 and one restaurant property in June 2000. The four restaurants were sold to Boddie-Noell Enterprises, the lessee, under the non-economic clause of an agreement that allows the lessee to close up to seven restaurants and buy them back for no less than net carrying value.

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

         Interest and other income decreased by 23.7% to $296,000 in 2000 as compared to 1999. This decrease is primarily attributable to a $47,000 reduction in interest income due to repayment in February 2000 of $525,000 in principal on a note receivable from a joint venture partnership. Our interest in the net income of the Management Company was $131,000 in 2000 compared to $123,000 in 1999.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2000 were $31.3 million, an increase of 4.3% compared to 1999. We have reclassified amounts for apartment operations, apartment administration, and corporate administration expenses to conform to our 2001 presentation.

         Apartment operations expense was $9.8 million in 2000, an increase of 3.9% compared to 1999. Apartment operations expense represented 33.4% of related apartment rental income, compared to 32.8% in 1999. This increase was primarily attributable to higher costs for compensation of on-site staff, taxes, and property insurance.

         Apartment administration expense was $801,000 in 2000, a decline of 7.6% compared to 1999. Corporate administration expense was $1.6 million in 2000, an increase of 5.1% compared to 1999. These costs were in line with management's expectations.

         We incur no operating expenses for restaurant properties, because the restaurant properties' triple-net lease arrangement requires the lessee to pay virtually all of the costs and expenses associated with the restaurant properties.

         During 2000, we entered into negotiations for a private equity transaction. The company terminated those negotiations during the fourth quarter of 2000, and we recorded a charge of $237,000 for those costs. Because this was a significant and non-recurring charge, we have reported this charge as a separate line item in our statement of operations.

         Depreciation and amortization totaled $7.7 million in 2000, an increase of 2.8% compared to 1999. These increases reflect the impact of additions and replacements at apartment communities.

         Interest expense was $11.2 million in 2000, an increase of 4.2% compared to 1999. This increase was primarily attributable to the approximate 0.75% increase in variable interest rates during the first half of 2000. Overall, weighted average interest rates were 7.3% in 2000 compared to 7.2% in 1999.

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

         Income available to common shareholders was $0.35 per share in 2000 compared to $0.46 in 1999. The decline in per share amounts was primarily due to increases in interest expense, decrease in restaurant rental income, a significant non-recurring charge for a terminated equity transaction, and increases in non-cash charges for depreciation and amortization.

Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 1 on pages 12 and 13. We calculated funds from operations as follows (all amounts in thousands):

                                                                     2001           2000           1999
                                                                --------------- -------------- --------------
Income before minority interest
   and extraordinary item                                          $ 2,599         $ 2,578        $ 3,454
Cumulative preferred dividend                                           (3)              -              -
Depreciation                                                         7,828           7,156          6,956


                                                                     2001           2000           1999
                                                                --------------- -------------- --------------
Amortization of management intangible                                  406             406            406
                                                                --------------- -------------- --------------
Funds from operations - Operating Partnership                      $10,831         $10,139        $10,816
                                                                =============== ============== ==============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                                     2001           2000           1999
                                                                --------------- -------------- --------------
Funds from operations - Operating Partnership                      $10,831         $10,139        $10,816
Amortization of loan costs                                             189             173            163
Recurring capital expenditures                                      (1,324)         (1,070)        (1,111)
                                                                --------------- -------------- --------------
Funds available for distribution                                   $ 9,696         $ 9,243        $ 9,868
                                                                =============== ============== ==============

         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                                     2001           2000           1999
                                                                --------------- -------------- --------------
Funds from operations - Operating Partnership                      $10,831         $10,139        $10,816
Minority interest in funds from operations                          (2,490)         (2,339)        (2,280)
                                                                --------------- -------------- --------------
Basic funds from operations
  available to common shareholders                                 $ 8,341         $ 7,801        $ 8,537
                                                                =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                                     2001           2000           1999
                                                                --------------- -------------- --------------
Net cash provided by (used in)
   Operating activities                                          $  10,729       $  10,854      $  10,919
   Investing activities                                             (2,401)        (13,407)           111
   Financing activities                                             (7,966)          3,177        (11,089)

Dividends and distributions paid to
   Common shareholders                                           $   7,082       $   7,077      $   7,421
   Minority unitholders in Operating Partnership                     2,116           2,102          1,942

Scheduled debt principal payments                                $     348       $     332      $     547
Non-recurring capital expenditures
   Acquisition improvements and replacements                           936             297            819
   Apartment property additions and betterments                        553             755            486

Weighted average common shares outstanding                           5,717           5,708          5,973
Weighted average Operating Partnership
   minority units outstanding                                        1,706           1,711          1,601

         Funds from operations in 2001 (before deduction for minority interest) totaled $10.8 million, an increase of 6.8% compared to $10.1 million in 2000. The increase is primarily attributable to non-routine revenue received in 2001, while operating results for the two years were essentially flat. Funds from operations in 2000 (before deduction for minority interest) declined 6.3% compared to $10.8 million in 1999. The modest increase in contribution from apartment operations in 2000 was not adequate to offset the increase in interest expense, the decrease in restaurant rental income, or the significant non-recurring costs of a terminated equity transaction.

         Funds available for distribution totaled $9.7 million in 2001, an increase of 4.9% compared to 2000. Funds available for distribution totaled $9.2 million in 2000, a decline of 6.3% compared to $9.9 million in 1999. The variance in comparison of funds available for distribution and funds from operations reflects the impact of recurring capital expenditures for major capital maintenance costs at our older communities. Recurring capital expenditures averaged $360 per apartment unit in 2001, $311 per apartment unit in 2000, and $323 per unit in 1999.

Capital Resources and Liquidity

Capital Resources

         We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of Operating Partnership units, common stock and/or preferred stock, additional debt, and joint venture investments. We may use our lines of credit or fixed rate, long-term debt to acquire apartment communities.

Long-term Debt

         As of December 31, 2001, all of our properties were encumbered by or served as collateral for debt. As of December 31, 2001, total long-term debt was $162.3 million, including $122.2 million of notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $40.1 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at December 31, 2001, was 6.2%, compared to 7.5% at December 31, 2000. This reduction is primarily due to declines in variable rates during 2001. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $390,000.

         In November 2001, we modified our previously established revolving lines of credit with a bank for lines secured by Latitudes Apartments and our restaurant properties. These line of credit arrangements are now as follows:

o $23.0 million, secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2004. Interest-only payments on the outstanding balance are due monthly at a variable interest rate of 30-day LIBOR plus 1.75%. At December 31, 2001, the outstanding balance on this line was $12.0 million. Of this line, $2.0 million is reserved, subject to available draws against a variable rate note payable, for acquisition improvements at Oak Hollow Apartments Phase 2, and approximately $9.0 million is available under this revolving line of credit.

o $18.0 million, secured by a deed of trust and assignment of rents of 42 restaurant properties, due January 2004. Interest-only payments on the outstanding balance are due monthly at a variable interest rate of 30-day LIBOR plus 1.80%. The available line of credit declines to $17.2 million effective January 2003. At December 31, 2001, the outstanding balance on this line was $18.0 million.

         In September 2001, we issued a $16.25 million note payable, secured by a deed of trust and assignment of rents of Paces Commons Apartments. The note provides for interest at 6.96%, payable in monthly installments, with maturity in October 2011. We applied approximately $10.1 million of these proceeds to retire an existing 8.125% deed of trust note for the same property, and $5.0 million of proceeds to reduce our Latitudes line of credit. Paces Commons was our first apartment community, acquired in June 1993 for an initial acquisition cost of $14.3 million.

         In February 2002, we completed refinancing for Oakbrook Apartments, with a $7.9 million note payable with interest at 7.1% and maturity in February 2012. This deed of trust note replaced an existing 7.7% note with a balance of $6.1 million, with the balance of proceeds applied to reduce our Latitudes line of credit. Oakbrook was our second apartment community, acquired in June 1994 for an initial acquisition cost of $9.4 million.

         In replacing the financing on Paces Commons and Oakbrook Apartments, we were able to substantially increase loan amounts based on the lender's estimates of the appreciated fair market values of the properties. We applied excess proceeds of these fixed rate loans to reduce outstanding balances on our variable rate lines of credit.

         We utilized long-term debt, along with draws on our lines of credit, to finance acquisitions of apartment communities in 2000 and 1999 as follows:

o In December 2000, we acquired Oak Hollow Apartments Phase 2 for a total cost of approximately $12.4 million. We financed this acquisition with a $9.7 million initial draw on an $11.7 million variable-rate loan secured by a deed of trust on the community and $2.7 million draws on our lines of credit. We have subsequently drawn approximately $400,000 against this loan, and approximately $1.6 million remains available to fund renovations at this community.

o In January 1999, we acquired Chason Ridge Apartments for a total cost of approximately $12.5 million. We financed this acquisition by assuming long-term debt of $10.7 million and $1.8 million draws on our lines of credit.

         We have also utilized our lines of credit to repurchase and retire approximately 300,000 shares of our common stock in 1999 and 2000, to retire a $6.1 million note payable to an affiliate in 1999, and to fund capital improvements at our apartment communities.

         A summary of scheduled principal payments on long-term debt is included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

o our line of credit secured by deeds of trust and assignment of rents of 42 restaurants, due January 2004 ($18.0 million outstanding at December 31, 2001);
o our line of credit secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2004 (up to $23.0 million, $12.0 million outstanding at December 31, 2001);
o our deed of trust loan for Oak Hollow Apartments Phase 2, due December 2004 (up to $11.7 million for acquisition and renovation construction, $10.1 million outstanding at December 31, 2001); and
o our deed of trust loan for Harris Hill Apartments, due June 2005 ($5.9 million outstanding at December 31, 2001).

Capital Stock and Operating Partnership Units

         At December 31, 2001, we had approximately 5.7 million common shares and approximately 227,000 preferred shares outstanding. In addition, there were approximately 1.7 million Operating Partnership units, or approximately 23%, held by minority interest owners.

         In December 2001, our Board of Directors authorized the issuance of up to 454,545 shares of Series B Cumulative Convertible Preferred Stock, and we issued 227,273 shares to a single investor for proceeds of $2.5 million. We utilized these proceeds to reduce the outstanding balance on our Latitudes line of credit. Under the terms of the investment agreement for this placement, we must issue the remaining 227,272 shares for an additional $2.5 million by December 2002, and the offering may be expanded to $10.0 million on the same terms and conditions through December 2002. The preferred shares have a purchase price and liquidation preference of $11.00 per share, an initial dividend yield of 10% through December 2009, and may be converted to our common stock on a one-for-one basis after three years.

         During 1999 through 2001, we issued approximately 67,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan. We generally applied these proceeds to capital expenditures at apartment communities.

         All of the Operating Partnership units held by minority interest owners were issued in 1997 through 1999 in conjunction with acquisitions of apartment communities. Holders of Operating Partnership units generally are able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year from issuance.

Cash Flows and Liquidity

         Net cash flows from operating activities were $10.7 million in 2001, and $10.9 million in 2000 and 1999. Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions.

         We paid dividends of $0.31 per share per quarter in each quarter of 2001, 2000, and 1999. Our payout ratio (the ratio of dividends plus distributions paid to Operating Partnership funds from operations) was 84.9% in 2001, 90.5% in 2000, and 86.6% in 1999. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 90% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

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

         We received approximately 11.2% of our revenue in 2001, compared to 12.3% in 2000 and 13.0% in 1999, from rent received from Boddie-Noell Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue.

         Under our current line of credit agreement, Enterprises has the right to purchase, under specified terms, up to two additional restaurants deemed "non-economic," for no less than net carrying value. The annual minimum rent would be reduced by approximately $96,000 for each restaurant sold. We would receive sale proceeds of the greater of net carrying value or fair value. As of December 31, 2001, the average net book value of the restaurant properties was approximately $685,000. As in the past, we would most likely apply sale proceeds to reduce outstanding debt on our line of credit.

         Enterprises is a privately owned company with total assets exceeding $224 million and net equity exceeding $73 million. Its principal line of business is the operation of approximately 330 Hardee's restaurants. In addition to its Hardee's operations, Enterprises is the owner of Texas Steakhouse and Saloon, a casual dining concept with 26 restaurants. Enterprises also conducts extensive real estate investment and development activities through BNE Land and Development. These activities involve a full range of property types, including land, commercial, retail, office, apartment and single-family properties. We have had extensive discussions with management of Enterprises and have reviewed their financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and projections. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

Capital expenditures and depreciation

         For acquired apartment properties, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         We generally complete and capitalize acquisition improvements (expenditures that have been identified at the time the property is acquired, and which are intended to position the property consistent with our physical standards) within one to two years of acquisition. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We capitalize all floor covering, appliance, and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years.

         We expense ordinary repairs and maintenance costs at apartment communities.

         During 2001, we capitalized additions and replacements as follows (all amounts in thousands):

                Recurring capital expenditures                      $1,324
                Acquisition improvements                               936
                Non-recurring additions and betterments                553

         Repairs and maintenance at our apartment communities totaled approximately $4.1 million, including $1.5 million in compensation of service staff and $2.6 million in payments for materials and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Inflation

         We do not believe that inflation poses a material risk to the company. The leases at our apartment properties are short term in nature. None are longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

Environmental Matters

         Phase I environmental studies performed on the apartment communities when we acquired each of them did not identify any problems that we believe would have a material adverse effect on our results of operations, liquidity or capital resources. Environmental transaction screens for each of the restaurant properties in 1995 did not indicate existence of any environmental problems that warranted further investigation. Enterprises has indemnified us under the master lease for environmental problems associated with the restaurant properties.

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect that application of the nonamortization provisions of the Statements will result in an increase in net income of approximately $400,000 per year. During 2002, we will perform the first of the required impairments tests of the intangible related to acquisition of management operations, as of January 1, 2002. We do not believe that the effect of these tests will have a significant impact on the earnings and financial position of the company.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We expect to adopt Statement No. 144 as of January 1, 2002, and we do not expect this adoption to have a significant impact on our financial position and results of operations.

Additional Information

         We provide the following information to analysts and other members of the financial community for use in their detailed analysis. This information has not been included in our Annual Report to Shareholders.

         A summary of capital expenditures, in aggregate and per apartment unit, follows:

                                              2001                   2000                   1999
                                       Total    Per unit      Total    Per unit      Total    Per unit
                                      --------- ----------- ---------- ------------ --------- ------------
                                      (000's)                (000's)                (000's)
Recurring capital expenditures:
  Floor coverings                       $  662     $180        $  464      $135       $  627      $182
  Appliances/HVAC                          197       54           164        48          165        48
  Exterior paint                             -        -             -         -           63        18
  Computer/support equipment                54       15            21         6            -         -
  Other                                    411      112           420       122          256        74
                                      --------- ----------- ---------- ------------ --------- ------------
                                        $1,324     $360        $1,070      $311       $1,111      $323
                                      ========= =========== ========== ============ ========= ============

Non-recurring capital
  expenditures:
  Acquisition improvements              $  936                 $  297                 $  819
  Additions and betterments                502                    754                    486
  Computer/support equipment                50                      -                      -
                                      ---------             ----------              ---------
                                        $1,489                 $1,052                 $1,305
                                      =========             ==========              =========


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long-term debt as of December 31, 2001 and 2000 is included in the notes to the financial statements in this Annual Report. At December 31, 2001, adjusted to reflect the subsequent refinancing related to Oakbrook Apartments, total long-term debt was $162.3 million, including $123.9 million notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $38.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 6.2% at December 31, 2001, and 7.5% at December 31, 2000. At our current level of variable-rate debt, a 1% change in variable interest rates would increase or decrease our annual interest expense by approximately $390,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                                                       Expected maturity dates
                             2002        2003        2004        2005        2006       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes          $     248   $     409   $     441   $   5,899   $     365   $116,590    $123,952
   Average interest rate       7.69%       7.44%       7.45%       8.46%       7.06%       6.88%       6.96%

Variable rate notes              -         833      37,545           -           -           -      38,378
   Average interest rate                   3.71%       3.71%                                           3.71%

         We estimate the fair value of fixed rate and variable rate notes using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our notes payable at December 31, 2001, totaled approximately $161.8 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 23, 2002, (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I of this Annual Report for information regarding Executive Officers of the Registrant.

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

                                       Index to Financial Statements
                                                                           Page

Financial Statements and Notes:
   Report of Independent Auditors                                           29
   Consolidated Balance Sheets as of December 31, 2001 and 2000             30
   Consolidated Statements of Operations for the Years Ended                31
      December 31, 2001, 2000, and 1999
   Consolidated Statements of Shareholders' Equity for the Years Ended      32
      December 31, 2001, 2000, and 1999
   Consolidated Statements of Cash Flows for the Years Ended                33
      December 31, 2001, 2000, and 1999
   Notes to Consolidated Financial Statements                               34
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                  47

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

   2.1* Master Agreement of Merger and Acquisition by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership,
         Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as Exhibit
         2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
   2.2*  Amendment to Master Agreement of Merger and Acquisition dated
         September 22, 1997, by and among BNP Residential Properties, Inc.,
         BNP Residential Properties Limited Partnership, Paul G. Chrysson,
         James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties, Inc. Current Report
         on Form 8-K dated December 1, 1997, and incorporated herein by reference)
   3.1* Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc., Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
   3.2*  Articles Supplementary, Classifying and Designating 909,090
         Shares of Series B Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit 3.1 to BNP Residential
         Properties, Inc. Current Report on Form 8-K dated December 28,
         2001, and incorporated herein by reference)
   3.3* Amended and Restated By-Laws (filed as Exhibit 3.2 to BNP Residential Properties, Inc., Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
   4.1*  Rights Agreement, dated March 18, 1999, between the Company and
         First Union National Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form 8-K dated March 17,
         1999, and incorporated herein by reference)
   4.2* Registration Rights Agreement By and Among BNP Residential Properties, Inc. and Preferred Investment I, LLC, dated December 28, 2001 (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on
         Form 8-K dated December 28, 2001, and incorporated herein by reference)
  10.1* Amended and Restated Agreement of Limited Partnership of BNP Residential Properties Limited Partnership (filed as Exhibit 10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December 31, 1998, and incorporated herein by reference)
  10.2* Amendment to Second Amended and Restated Agreement of Limited Partnership of BNP Residential Properties Limited Partnership,
         dated December 28, 2001 (filed as Exhibit 10.1 to BNP
         Residential Properties, Inc. Current Report on Form 8-K dated
         December 28, 2001, and incorporated herein by reference)
  10.3* Investment Agreement By and Between BNP Residential Properties, Inc. and Preferred Investment I, LLC, dated December 28, 2001 (filed as
         Exhibit 10.2 to BNP Residential Properties, Inc. Current Report on
         Form 8-K dated December 28, 2001, and incorporated herein by reference)
  10.4* Amended and Restated Master Lease Agreement dated December 21, 1995, between BNP Residential Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit 10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December 31, 1995, and incorporated herein by reference)
  10.5*  BNP Residential Properties, Inc. 1994 Stock Option and Incentive
         Plan effective August 4, 1994, and amended effective May 15, 1998 (filed as an exhibit in Schedule 14A of Proxy Statement dated April
         13, 1998, and incorporated herein by reference)
  10.6*  Form and description of Employment Agreements dated July 15,
         1997, between BNP Residential Properties, Inc. and certain officers (filed as Exhibit 10 to BNP Residential Properties,
         Inc. Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997, and incorporated herein by reference)
  21     Subsidiaries of the Registrant
  23     Consent of Ernst & Young LLP

* Incorporated herein by reference

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K as of December 28, 2001, to report the initial closing of an investment agreement to sell 454,545 shares of Series B Cumulative Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BNP RESIDENTIAL PROPERTIES, INC.
                                          (Registrant)



Date:  March 26, 2002                       /s/ Philip S. Payne
                                          Philip S. Payne
                                          Executive Vice President and
                                          Chief Financial Officer



Date:  March 26, 2002                       /s/ Pamela B. Bruno
                                          Pamela B. Bruno
                                          Vice President, Controller and
                                          Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

  /s/ D. Scott Wilkerson            President and Chief Executive               March 26, 2002
D. Scott Wilkerson                  Officer, Director

  /s/ Philip S. Payne               Executive Vice President, Treasurer         March 26, 2002
Philip S. Payne                     and Chief Financial Officer, Director

  /s/ Pamela B. Bruno               Vice President, Controller                  March 26, 2002
Pamela B. Bruno                     and Chief Accounting Officer

  /s/ B. Mayo Boddie                Chairman of the Board of Directors          March 26, 2002
B. Mayo Boddie

  /s/ Stephen R. Blank              Director                                    March 26, 2002
Stephen R. Blank

  /s/ Paul G. Chrysson              Director                                    March 26, 2002
Paul G. Chrysson

 /s/ W. Michael Gilley              Director                                    March 26, 2002
W. Michael Gilley

  /s/ Peter J. Weidhorn             Director                                    March 26, 2002
Peter J. Weidhorn

                         Report of Independent Auditors


Board of Directors and Stockholders
BNP Residential Properties, Inc.


We have audited the accompanying consolidated balance sheets of BNP Residential Properties, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNP Residential Properties, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                           /s/  ERNST & YOUNG LLP


Raleigh, North Carolina January 8, 2002, except for Notes 3 and 11 as to which the date is February 4, 2002

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Balance Sheets

                                                                                             December 31
                                                                                       2001               2000
                                                                                ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                             $221,218,864        $217,818,208
   Restaurant properties                                                              39,529,527          39,702,060
                                                                                ------------------- ------------------
                                                                                     260,748,391         257,520,268
   Less accumulated depreciation                                                     (40,751,890)        (32,815,205)
                                                                                ------------------- ------------------
                                                                                     219,996,501         224,705,063
Cash and cash equivalents                                                              1,417,616           1,056,052
Prepaid expenses and other current assets                                              1,693,374           1,510,541
Investment in and advances to Management Company                                               -             714,892
Notes receivable                                                                         100,000             100,000
Other assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                          1,115,088           1,521,288
   Deferred financing costs                                                            1,062,069           1,083,560
                                                                                ------------------- ------------------
Total assets                                                                        $225,384,648        $230,691,396
                                                                                =================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                               $162,330,222        $163,611,737
Accounts payable and accrued expenses                                                    237,182             149,412
Accrued interest on deed of trust and other notes payable                                760,586             794,836
Prepaid rents and security deposits                                                      648,831             383,626
Deferred cable equipment rental revenue                                                  700,324             800,000
Deferred credit for interest defeasance                                                  500,032             666,688
                                                                                ------------------- ------------------
                                                                                     165,177,177         166,406,299

Minority interest in Operating Partnership                                            18,173,557          19,737,035
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   227,273 shares issued and outstanding at December 31, 2001                          2,500,000                   -
Common stock, $.01 par value, 100,000,000 shares authorized,
   5,744,873 shares issued and outstanding at December 31, 2001,
   5,706,950 shares issued and outstanding at December 31, 2000                           57,449              57,069
Additional paid-in capital                                                            69,872,958          69,707,155
Dividend distributions in excess of net income                                       (30,396,493)        (25,216,162)
                                                                                ------------------- ------------------
Total shareholders' equity                                                            42,033,914          44,548,062
                                                                                ------------------- ------------------
Total liabilities and shareholders' equity                                          $225,384,648        $230,691,396
                                                                                =================== ==================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations

                                                                                Years ended December 31
                                                                        2001              2000             1999
                                                                  ----------------- ----------------- ----------------
Revenues
Apartment rental income                                               $30,866,890       $29,269,100       $28,608,487
Restaurant rental income                                                4,053,192         4,161,968         4,338,830
Management fee income                                                     528,754                 -                 -
Equity in income of Management Company                                          -           131,295           122,774
Interest and other income                                                 812,937           295,602           387,392
                                                                  ----------------- ----------------- ----------------
                                                                       36,261,773        33,857,965        33,457,483

Expenses
Apartment operations                                                   11,182,449         9,766,085         9,395,272
Apartment administration                                                1,106,881           801,440           867,535
Corporate administration                                                1,849,273         1,589,989         1,512,361
Costs of terminated equity transaction                                          -           237,450                 -
Depreciation                                                            7,828,457         7,155,697         6,955,955
Amortization                                                              595,603           579,216           569,086
Interest on notes payable to affiliates                                         -                 -           131,599
Interest - other                                                       11,100,269        11,150,565        10,571,415
                                                                  ----------------- ----------------- ----------------
                                                                       33,662,932        31,280,442        30,003,223
                                                                  ----------------- ----------------- ----------------
Income before minority interest and extraordinary item                  2,598,841         2,577,523         3,454,260
Minority interest in Operating Partnership                                596,854           594,534           727,999
                                                                  ----------------- ----------------- ----------------
Income before extraordinary item                                        2,001,987         1,982,989         2,726,261
Extraordinary item - loss on early extinguishment of debt                  99,577                 -                 -
                                                                  ----------------- ----------------- ----------------
Net income                                                              1,902,410         1,982,989         2,726,261
Cumulative preferred dividend                                               2,740                 -                 -
                                                                  ----------------- ----------------- ----------------
Income available to Common Shareholders                               $ 1,899,670       $ 1,982,989       $ 2,726,261
                                                                  ================= ================= ================

Per share data:
Basic and diluted earnings per share --
   Income before extraordinary item                                        $0.35             $0.35             $0.46
   Extraordinary item                                                      (0.02)                -                 -
                                                                  ----------------- ----------------- ----------------
   Income available to common shareholders                                 $0.33             $0.35             $0.46
                                                                  ================= ================= ================
Dividends declared                                                         $1.24             $1.24             $1.24
                                                                  ================= ================= ================
Weighted average common shares outstanding                              5,716,811         5,707,561         5,972,576
                                                                  ================= ================= ================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 1998                           5,977,930    $59,779   $72,117,636   $(15,428,154)   $56,749,261
Common stock issued                                    29,020        290       324,090              -       324,380
Common stock retired                                 (272,044)    (2,720)   (2,480,101)             -    (2,482,821)
Dividends paid                                              -          -             -     (7,420,640)   (7,420,640)
Net income                                                  -          -             -      2,726,261     2,726,261
                                                    ----------- ---------- ------------- --------------- ------------
Balance December 31, 1999                           5,734,906     57,349    69,961,625    (20,122,533)   49,896,441
Common stock retired                                  (27,956)      (280)     (254,470)             -      (254,750)
Dividends paid                                              -          -             -     (7,076,618)   (7,076,618)
Net income                                                  -          -             -      1,982,989     1,982,989
                                                    ----------- ---------- ------------- --------------- ------------
Balance December 31, 2000                           5,706,950     57,069    69,707,155    (25,216,162)   44,548,062
Preferred stock issued         227,273  $2,500,000          -          -      (225,406)             -     2,274,594
Common stock issued                  -           -     37,923        380       391,209              -       391,589
Dividends paid                       -           -          -          -             -     (7,082,741)   (7,082,741)
Net income                           -           -          -          -             -      1,902,410     1,902,410
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2001      227,273  $2,500,000  5,744,873    $57,449   $69,872,958   $(30,396,493)   $42,033,914
                             ========= ============ =========== ========== ============= =============== ============


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                          2001             2000             1999
                                                                     --------------- ----------------- ----------------
Operating activities
Net income                                                            $  1,902,410    $  1,982,989      $  2,726,261
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary item - loss on early extinguishment of debt                99,577               -                 -
   Minority interest in Operating Partnership                              596,854         594,534           727,999
   Equity in income of Management Company                                        -        (131,295)         (122,774)
   Depreciation and amortization of intangibles                          8,424,060       7,734,913         7,525,041
   Amortization of defeasance credit                                      (166,656)       (166,656)         (166,656)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                           (216,792)        170,854           180,487
      Accounts payable and accrued expenses                               (133,575)         18,004          (111,543)
      Deferred revenue, prepaid rent and security deposits                 222,729         651,028           160,538
                                                                     --------------- ----------------- ----------------
Net cash provided by operating activities                               10,728,607      10,854,371        10,919,353

Investing activities
Acquisitions of apartment properties                                      (370,606)    (12,324,599)       (1,796,746)
Additions to apartment communities                                      (2,809,343)     (2,119,917)       (2,413,597)
Sale of restaurant properties                                              405,860         643,598         2,079,719
Investment in and advances to Management Company                           372,939        (131,108)          330,000
Investment in notes receivable                                                   -         525,000         1,911,812
                                                                     --------------- ----------------- ----------------
Net cash (used in) provided by investing activities                     (2,401,150)    (13,407,026)          111,188

Financing activities
Net proceeds from issuance of preferred stock                            2,434,594               -                 -
Net proceeds from issuance of common stock                                 391,589               -           324,380
Redemption of Operating Partnership minority units                         (14,864)        (72,527)                -
Repurchase of common stock                                                       -        (254,750)       (2,482,821)
Distributions to Operating Partnership minority unitholders             (2,115,804)     (2,101,732)       (1,942,381)
Payment of dividends to shareholders                                    (7,082,741)     (7,076,618)       (7,420,640)
Proceeds from notes payable                                             22,024,087      13,686,984        17,807,519
Principal payments on notes payable                                    (23,305,602)       (958,595)      (17,140,109)
Payment of deferred financing costs                                       (297,152)        (45,586)         (234,652)
                                                                     --------------- ----------------- ----------------
Net cash (used in) provided by financing activities                     (7,965,893)      3,177,176       (11,088,704)
                                                                     --------------- ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                       361,564         624,521           (58,163)
Cash and cash equivalents at beginning of year                           1,056,052         431,531           489,694
                                                                     --------------- ----------------- ----------------

Cash and cash equivalents at end of year                              $  1,417,616    $  1,056,052      $    431,531
                                                                     =============== ================= ================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 2001


Note 1.  Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We are a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently manage 31 multi-family communities containing 6,969 units. Of these, we own 15 apartment communities, containing 3,681 units. Third parties own the remaining 16 communities, containing 3,288 units, and we manage them on a contract basis. In addition to our apartment communities, we own 42 properties that we lease to a third party under a master lease on a triple-net lease basis (see Notes 5 and 7). The lessee operates these properties as restaurants and, under the terms of the lease, is totally responsible for the operation and maintenance of the properties.

Effective January 2001, the accounts of the Operating Partnership include BNP Management, Inc. (the "Management Company"). Prior to January 2001, the Operating Partnership had a 1% voting interest and 95% economic interest in the Management Company, and used the equity method to account for this investment.

In January 2001, the Operating Partnership acquired the outstanding 99% voting interest and 5% economic interest in the Management Company for approximately $16,000. The impact of this change in basis of presentation on the balance sheet was to increase cash by approximately $373,000 and computer and support equipment, net of depreciation, by approximately $346,000, and to eliminate approximately $715,000 investment in and advances to the Management Company previously reflected on our balance sheet. In addition, we now reflect our third-party management operations, including management fee income and related apartment administration expenses, directly in our statements of operations and cash flows rather than reporting equity in the net income of the Management Company. We do not expect this change in basis of presentation to have a significant impact on our financial position, operating results or cash flows.

UpREIT Structure
We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the general partner and owns a majority interest in the Operating Partnership, through which we conduct all of our operations. We currently own approximately 77% of the ownership units of the Operating Partnership. We refer to the limited partners of the Operating Partnership as minority unitholders or as the minority interest. Limited partners will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

Segment Reporting
Operating segments are revenue-producing components of the company for which separate financial information is produced internally for our management. Under this definition, we operated, for all periods presented, as a single segment (apartment operations). Our apartment operating activities are located within a relatively small geographic area, and our chief operating decision maker does not receive or utilize financial information on the basis of geographic areas. We evaluate each community's performance individually; however, all of these communities are garden-style construction, operate in the mid-market price range, share similar economic characteristics, and provide similar services. We do not conduct any operating activities with regard to restaurant rental income; the triple-net lease arrangement for these properties requires the lessee to pay virtually all of the costs associated with these properties.

Real Estate Investments
Real estate investments are stated at the lower of cost, less accumulated depreciation, or fair value. For acquired properties, we compute depreciation using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings. We expense ordinary repairs and maintenance costs at apartment communities. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. We depreciate these additions and replacements on a straight-line basis over estimated useful lives of five to 20 years. We capitalize all floor covering, appliance, and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of five to 10 years. Costs of repairs and maintenance and capital improvements at restaurant properties are borne by the lessee.

We evaluate our real estate assets from time to time, or upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded value. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 2001 and 2000, none of our assets were considered impaired.

Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
We amortize the intangible asset related to the 1994 acquisition of management operations using the straight-line method over 10 years. Accumulated amortization on this asset was approximately $2.6 million at December 31, 2001, and $2.2 million at December 31, 2000.

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs. Accumulated amortization on these assets was $580,000 at December 31, 2001, and $430,000 at December 31, 2000.

We defer costs incurred in connection with proposed acquisition of properties and equity transactions until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense. During 2000, we recorded a charge of $237,000 for costs of an equity transaction that was terminated by the company during the fourth quarter.

Fair Values of Financial Instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value. We estimate the fair value of fixed rate notes and variable rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2001, the fair value of our mortgage and other notes payable approximated the carrying value.

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

Revenue Recognition
We record rental and other revenue as it is earned. Rental payments received prior to the first of a given month are recorded as prepaid rent. Tenant security deposits are held in trust in bank accounts separate from operating cash. Tenant security deposits totaled $192,000 at December 31, 2001, and $229,000 at December 31, 2000; related trust account balances are included in the balance sheet in other current assets.

In December 2000, we received $800,000 advance payment under a contract for use of our cable equipment at five apartment communities. This receipt, net of approximately $20,000 related costs, was recorded as deferred revenue, and we plan to recognize this rental revenue over the ten-year contract term beginning in 2001.

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled $342,000 in 2001, $296,000 in 2000, and $270,000 in 1999.

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

Comprehensive Income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 2001, 2000, or 1999, other than net income as reported.

New Accounting Pronouncements
We adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, effective January 2001. This Statement requires the recognition of all derivatives on our consolidated balance sheet at fair value. This adoption had no impact on our results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect that application of the nonamortization provisions of the Statements will result in an increase in net income of approximately $406,000 per year. During 2002, we will perform the first of the required impairments tests of the intangible related to acquisition of management operations as of January 1, 2002; we do not believe that the effect of these tests will have a significant impact on the earnings and financial position of the company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We expect to adopt Statement No. 144 as of January 1, 2002, and we do not expect this adoption to have a significant impact on our financial position and results of operations.

Reclassifications
Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net income, shareholders' equity or cash flows as previously reported.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                  2001              2000
                                            ----------------- -----------------

Apartment properties
   Land                                      $  21,128,897     $  20,758,291
   Buildings and improvements                  199,741,313       197,038,755
   Computer and support equipment                  719,260            21,162
   Less accumulated depreciation               (30,374,050)      (23,008,923)
                                            ----------------- -----------------
                                               191,215,420       194,809,285
Restaurant properties
   Land                                         10,935,813        11,087,892
   Buildings and improvements                   28,223,108        28,614,168
   Less accumulated depreciation               (10,377,840)       (9,806,282)
                                            ----------------- -----------------
                                                28,781,081        29,895,778
                                            ----------------- -----------------
                                              $219,996,501      $224,705,063
                                            ================= =================

The results of operations of the following apartment communities are included in the financial statements from the dates of acquisition, as follows:

2000 acquisition:
o Oak Hollow Apartments Phase 2 (formerly known as Page Mill Apartments) acquired effective December 28, 2000, for a total cost of approximately $12.4 million, paid in cash.

1999 acquisition:
o Chason Ridge Apartments acquired effective January 1, 1999, for a total cost of approximately $12.5 million, including cash payments totaling approximately $1.8 million and assumption of debt.

In October 2001, we purchased 7.2 acres of land adjacent to Chason Ridge Apartments for a cost of approximately $370,000. This additional land purchase compliments and provides additional buffer for the existing site, and may be used for construction of additional apartment units in the future.

In April 2001, we sold one restaurant property to the lessee for its net carrying value of approximately $406,000. In June 2000, we sold one restaurant property to the lessee for its net carrying value of approximately $644,000. In June 1999, we sold three restaurant properties to the lessee for their net carrying value of approximately $2.1 million. We applied the proceeds from these sales to improvements at apartment communities and to reduce our line of credit that is secured by the restaurant properties.

Note 3.  Notes Payable

Notes payable at December 31 consist of the following:

                                                                              2001               2000
                                                                        ------------------ ------------------

Revolving lines of credit with a bank:
Principal sum of up to $18.0 million, due January 2004 (as modified November
2001), secured by deeds of trust and assignment of rents of 42 restaurant properties. Interest-only payments on the outstanding balance due monthly at a variable interest rate of 30-day LIBOR plus 1.80% (3.71% at December 31, 2001).
Prior to the modification, the maximum was $23.3 million, with interest at
30-day LIBOR plus
1.75%.                                                                    $ 18,000,000       $ 23,329,787

Principal sum of up to $23.0 million, due November 2004 (as modified November
2001), secured by a deed of trust and assignment of rents of Latitudes
Apartments. Interest-only payments on the outstanding balance due monthly at a variable interest rate of 30-day LIBOR plus 1.75 % (3.66% at December 31, 2001).
At December 31, 2001, with $2.0 million reserved subject to available draws against a variable rate note payable to the same lender, $9.0 million of funds were available under this revolving line of credit. Prior to the modification, the maximum was $17.6 million, with interest at 30-day LIBOR plus
2.0%.                                                                       12,031,741         14,219,331

Principal sum of up to $2.0 million, secured by a deed of trust and assignment of rents of Latitudes Apartments. Interest-only payments on the outstanding balance due monthly at a variable interest rate of
30-day LIBOR plus 2.0%.  Expired January 2002.                                       -                  -

Variable rate notes payable:

Note payable to a bank in the principal amount of up to $11.7 million due
December 2004, secured by a deed of trust and assignment of rents of Oak Hollow
Apartments Phase 2. Interest-only payments on the outstanding principal balance due monthly at a variable interest rate of 30-day LIBOR plus 1.85% (3.76% at
December 31, 2001). At December 31, 2001, $1.6 million is available to fund renovations at this
community.                                                                  10,122,066          9,700,000

Fixed rate notes payable:

Notes payable comprised of four loans, payable in monthly installments totaling approximately $273,000 including principal and interest at rates ranging from
7.66% to 8.55%, with maturities in 2005 through 2034. Secured by deeds of trust and assignment of rents of four apartment communities. (One of these loans was refinanced in
January 2002, discussed below.)                                             37,687,757         31,891,381



                                                                              2001               2000
                                                                        ------------------ ------------------

Notes payable comprised of 10 loans, interest rates ranging from 6.35% to 6.97%, payable in interest-only monthly installments totaling approximately $478,000, with maturities in 2007 and 2008. Secured by deeds of trust and assignment of rents of 10 apartment
communities.                                                                84,365,500         84,365,500

Notes payable, comprised of 12 loans, payable in monthly installments totaling approximately $3,000 including principal and interest at 7.90% to 7.99%, with maturities in 2005 and 2006. Secured by 12
vehicles.                                                                      123,158            105,738
                                                                        ------------------ ------------------

                                                                          $162,330,222       $163,611,737
                                                                        ================== ==================

We modified the revolving lines of credit with a bank in November 2001, as described above. In conjunction with this modification, we paid and recorded $152,000 in deferred loan costs.

In September 2001, we issued a $16.25 million note payable, secured by a deed of trust and assignment of rents of Paces Common Apartments. The note provides for interest at an effective rate of 6.96%. Interest-only payments of approximately $97,000 are due monthly through October 2002. Beginning November 2002, monthly payments of principal and interest total $106,600, with maturity in October 2011. In conjunction with this transaction, we paid and recorded deferred loan costs of $144,000.

We applied approximately $10.1 million of the Paces Commons refinance proceeds to retire an existing deed of trust note with interest at 8.125%. In conjunction with this payoff, we wrote off unamortized loan costs of $129,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

We financed the acquisition of Oak Hollow Apartments Phase 2 in December 2000 with a $9.7 million draw on a variable rate deed of trust loan for up to $11.7 million. The note is payable at maturity in December 2004, and provides for monthly interest payments on the outstanding balance at 30-day LIBOR plus 1.85%. Additional draws totaling $2.0 million are available through December 2002 to fund renovations to the apartment community. In conjunction with this financing, we paid and recorded $47,000 in deferred loan costs.

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

Interest payments were as follows:

                                    2001             2000            1999
                              ---------------- --------------- ---------------

Payments to affiliates          $                $               $   239,484
                                          -                -
Payments to other lenders        11,301,114       11,264,798      10,730,979
                              ---------------- --------------- ---------------
                                $11,301,114      $11,264,798     $10,970,463
                              ================ =============== ===============

The loan agreements related to the lines of credit include covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

In January 2002, we applied a $6.0 million draw against our Latitudes line of credit and operating cash to retire a $6.1 million fixed rate 7.66% note payable secured by a deed of trust for Oakbrook Apartments. In February 2002, we issued a $7.9 million note payable, secured by a deed of trust and assignment of rents of Oakbrook Apartments. The note provides for interest at an effective rate of 7.09%, with monthly payments of principal and interest totaling $53,000, and matures February 2012. We applied these proceeds to reduce our Latitudes line of credit. In conjunction with these transactions, we wrote off unamortized loan costs of approximately $95,000 and have recorded deferred costs of approximately $80,000.

As of December 31, 2001, adjusted to reflect the subsequent refinancing related to Oakbrook Apartments, scheduled principal payments were approximately as follows: 2002, $248,000; 2003, $1,242,000; 2004, $37,986,000; 2005, $5,899,000;
2006, $365,000; and 2007 and thereafter, $116,590,000.

Note 4.  Shareholders' Equity

Authorized Capital Stock
Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100 million shares of common stock and 10 million shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors.

In December 2001, the Board of Directors authorized the issuance of up to 454,545 shares of Series B Cumulative Convertible Preferred Stock at a price of $11.00 per share, and we issued 227,273 shares to a single investor for proceeds of $2.5 million. Under the terms of the investment agreement for this placement, we must issue the remaining 227,272 shares for $2.5 million by December 2002, and the parties have the option of expanding the offering to $10 million on the same terms and conditions through December 2002. The preferred shares have a purchase price and liquidation preference of $11.00 per share. The agreement provides for an initial dividend yield of 10% through December 2009, then 12% for two years, and thereafter the greater of 14% or 900 basis points over the 5-year Treasury rate. The investor will have the right to convert each Series B share into one share of the company's common stock after three years or in certain circumstances, such as a change of control or if the company calls the Series B stock for redemption. The holders of preferred shares are generally not entitled to vote on matters submitted to shareholders. Dividends on preferred shares are subject to declaration by the Board of Directors.

Approximately 2.9 million authorized shares of common stock are reserved for future issuance under the company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Series B Preferred shares and Operating Partnership units.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 37,923 shares in 2001 and 29,020 shares in 1999 through the Plan.

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts:

                                                              2001              2000              1999
                                                        ----------------- ----------------- -----------------
Numerators:
Numerator for basic earnings per share -
   Income before extraordinary item                        $2,001,987        $1,982,989        $2,726,261
   Extraordinary item                                         (99,577)                -                 -


                                                              2001              2000              1999
                                                        ----------------- ----------------- -----------------
   Cumulative preferred dividend                               (2,740)                -                 -
                                                        ----------------- ----------------- -----------------
   Income available to common shareholders                 $1,899,670        $1,982,989        $2,726,261
                                                        ================= ================= =================
Numerator for diluted earnings per share -
   Income before extraordinary item (1)                    $2,598,841        $2,577,523        $3,454,260
   Extraordinary item (1)                                    (129,239)                -                 -
                                                        ----------------- ----------------- -----------------
   Income available to common shareholders (1)             $2,469,602        $2,577,523        $3,454,260
                                                        ================= ================= =================

Denominators:
Denominator for basic earnings per share -
   Weighted average common shares outstanding               5,716,811         5,707,561         5,972,576
Effect of dilutive securities:
   Convertible preferred shares                                 2,491                 -                 -
   Convertible Operating Partnership units                  1,706,361         1,710,788         1,600,780
   Stock options (2)                                            2,987                 -                 -
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                          1,711,839         1,710,788         1,600,780
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average common shares and
   assumed conversions                                      7,428,650         7,418,349         7,573,356
                                                        ================= ================= =================

(1) Assumes conversion of Series B Preferred shares and Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, 120,000 shares at $13.125, and 60,000 shares at $11.25 from the calculation of diluted earnings per share for 2001. We did not include any of the options outstanding during 2000 and 1999 in the calculation of diluted earnings per share for these years. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

Stock Option and Incentive Plan
We have reserved 570,000 shares of the company's common stock for issuance under our employee Stock Option and Incentive Plan. Options have been granted to employees at prices equal to the fair market value of the stock on the dates the options were granted or repriced. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire ten years after the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2001.

                                                        Weighted Average
                                                           Remaining
                                                          Contractual        Number of         Number of
                                                          Life (Years)        Options           Options
                                                                            Outstanding       Exercisable
                                                        ----------------- ----------------- -----------------
Exercise price $9.25 per share                                   8.15            47,500            11,875
Exercise price $11.25 per share                                  6.83            60,000            45,000
Exercise price $13.125 per share                                 6.50           120,000            90,000
Exercise price $12.25 per share                                  5.33           110,000           110,000
Exercise price $12.50 per share                                  2.88           140,000           140,000
                                                                          ----------------- -----------------
   All options outstanding                                       5.37           477,500           396,875
                                                                          ================= =================

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. No options were granted in 2001 or 1999. We used the following assumptions to estimate the fair value of options granted in 2000:

Weighted average fair value                                 $  0.02
Weighted average exercise price                                9.25
Weighted average dividend yield                               13.41%
Expected volatility                                            0.163
Weighted average risk-free interest rate                       5.18%
Expected useful life                                            4 years

Had we determined compensation cost for our fixed stock option plans consistent with the fair value method outlined in Financial Accounting Standards Board Statement No. 123, the impact on our net income and earnings per share would not have been material.

Changes in outstanding stock options were as follows:

                                       2001                       2000                       1999
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ -------------
Beginning balance               477,500        $12.12      430,000        $12.44      430,000        $12.44
Granted                               -             -       47,500          9.25            -             -
Exercised                             -             -            -             -            -             -
Repurchased                           -             -            -             -            -             -
Forfeited                             -             -            -             -            -             -
                             ------------- ------------ ------------- ------------ ------------- ------------
Ending balance                  477,500        $12.12      477,500        $12.12      430,000        $12.44
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        396,875        $12.33      312,500        $12.43      240,000        $12.44
                             ============= ============ ============= ============ ============= ============


Note 5.  Rental Operations

Apartment Properties
We lease our residential apartments under operating leases with monthly payments due in advance. Terms of the apartment leases are generally one year or less, with none longer than two years.

Restaurant Properties - Master Lease Agreement
The lease agreement with Boddie-Noell Enterprises ("Enterprises") has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions as defined in the agreement, both Enterprises and the company have the right to substitute another restaurant property for a property covered by the lease. After December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms.

In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic. In April 2001, we sold one restaurant to Enterprises, the lessee, under the non-economic clause of the restaurant master lease. We previously sold one restaurant in June 2000, and three restaurants in June 1999, to Enterprises under this clause. Under the terms of this clause, the lessee may close up to two additional restaurants and buy them back for no less than net carrying value.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 2001, 2000, and 1999. We expect annual minimum rent will be approximately $4,021,000 in years 2002 through 2007.

Note 6.  Income Taxes

We operate as, and elect to be taxed as, a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% (95% in 2000 and 1999) of our adjusted taxable income to our common shareholders. We intend to adhere to these requirements and maintain the company's REIT status. As a REIT, we generally will not be subject to corporate level federal or state income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries would be subject to federal, state and local income taxes.

The following table reconciles our income as reflected in our financial statements to REIT taxable income. Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in properties. For federal and state income tax purposes, we reported real estate investments with a total cost basis of $235.8 million and accumulated depreciation of $53.1 million as of December 31, 2001.

                                                              2001              2000              1999
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
Income before extraordinary item
   and minority interest                                   $2,598,841        $2,577,523        $3,454,260
Less extraordinary item (including minority share)           (126,240)                -                 -
Less cumulative preferred dividend                             (2,740)                -                 -
                                                        ----------------- ----------------- -----------------
Income subject to income tax
   (including minority share)                               2,469,861         2,577,523         3,454,260
Reconciling items:
   Add book depreciation                                    7,828,457         7,155,697         6,955,955
   Less regular tax depreciation                           (7,156,000)       (6,718,225)       (6,879,372)
   Add amortization of intangible related to
      acquisition of management operations                    406,200           406,200           406,200
   Other book/tax differences, net                            251,482           173,263           240,470
                                                        ----------------- ----------------- -----------------
Adjusted taxable income of the Operating
   Partnership (including minority share)                   3,800,000         3,594,458         4,177,513
Less minority share of taxable income                        (874,000)         (783,904)         (996,352)
                                                        ----------------- ----------------- -----------------
Taxable income subject to dividend requirement             $2,926,000        $2,810,554        $3,181,161
                                                        ================= ================= =================
Minimum dividend required (90% in 2001,
   95% in 2000 and 1999)                                   $2,633,400        $2,670,026        $3,022,103
                                                        ================= ================= =================


The actual tax deduction for dividends that we take, and the taxability of dividends to shareholders, is based on a measurement of "earnings and profits" as defined by the Internal Revenue Code. Earnings and profits differ from regular taxable income, primarily due to further differences in the estimated useful lives and methods used to compute depreciation. The following table reconciles cash dividends paid with the dividends paid deduction taken by the company on its tax returns.



                                                              2001              2000              1999
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
Cash dividends paid                                        $7,082,741        $7,076,618        $7,420,640
Less portion designated return of capital                  (3,769,846)       (3,714,410)       (3,554,103)
                                                        ----------------- ----------------- -----------------
Dividends paid deduction                                   $3,312,895        $3,362,208        $3,866,537
                                                        ================= ================= =================


We paid dividend distributions totaling $1.24 per share to common shareholders each year during 2001, 2000, and 1999. In early January following each year end, we must make an estimate of earnings and profits, and publish an allocation between ordinary dividend income and non-taxable return of capital to common shareholders. The allocation between ordinary dividend income and non-taxable return of capital to common shareholders was as follows:

                                              2001                     2000                    1999
                                         $            %           $           %           $           %
                                     ----------- ------------ ----------- ----------- ----------- -----------
Ordinary income                          $0.58       46.8%        $0.62       49.9%       $0.62        50.3%
Return of capital                         0.66       53.2%         0.62       50.1%        0.62        49.7%
                                     ----------- ------------ ----------- ----------- ----------- -----------
                                         $1.24      100.0%        $1.24      100.0%       $1.24       100.0%
                                     =========== ============ =========== =========== =========== ===========


Note 7.  Related Party Transactions

Certain directors and officers of the company hold similar positions with Enterprises and Boddie Investment Company. We purchased 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43.2 million in 1987. We derived approximately 11.2% of our revenue in 2001 from payment of rent from Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

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

In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. We refer to these acquisitions as the "Chrysson acquisitions" and to the former owners as the "Chrysson Parties." Certain current directors of the company were shareholders and officers in the Chrysson Parties. We have issued 1,349,954 Operating Partnership units through December 31, 2000, in conjunction with acquisitions of six of the apartment communities. We will issue up to 139,000 units to acquire one remaining Chrysson apartment community when it has reached certain performance standards specified in the agreement.

In February 1997, we signed a participating loan agreement with The Villages of Chapel Hill Limited Partnership, a limited partnership whose general partner is Boddie Investment Company. We made a loan to The Villages of $2.5 million to fund a substantial rehabilitation of its apartment community and guaranteed a $1.5 million bank loan. In exchange, we receive minimum interest on our loan at the greater of 12.5% or the 30-day LIBOR rate plus 6.125% and an annual loan guarantee fee. We also receive 25% participation in increased rental revenue and 25% participation in the increase in value of the property. The Villages subsequently reduced the outstanding principal balance of its note payable to us to $100,000, which has been outstanding since February 2000. In July 2001, we modified the participating loan agreement to establish a $950,000 "fixed portion" of our participation in the increase in value of the property and extend the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property. Required payment of the fixed portion is subject to cash flow from The Villages property, as defined in the agreement. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly.

We received interest and participation income of $85,000 in 2001, $103,000 in 2000, and $151,000 in 1999. In addition, we received guarantee fees of $37,500 in 2001, 2000, and 1999. We received $325,883 of the fixed portion in July 2001. At December 31, 2001, $25,681 of the fixed portion was currently due, received in January 2002. Because the collectibility of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable. At December 31, 2001, we have reflected the principal portion of notes receivable from The Villages of Chapel Hill Limited Partnership as follows:

Advances receivable, due February 2004                           $100,000
Fixed portion of shared appreciation                              598,436
   Less reserve for collection of fixed portion                  (598,436)
                                                             ----------------
                                                                 $100,000
                                                             ================

We have made loans totaling $180,000 to certain officers of the company. In addition, the company has guaranteed a note payable to a bank by one officer by agreeing to redeem up to 39,570 shares of our common stock at an imputed value of approximately $435,000 in the event of a default.

Certain officers of the company are also officers of the Management Company and owned a 5% economic interest and a 99% voting interest in it. We acquired their interests in the Management Company for payment of $16,000 in January 2001.

Note 8.  Profit Sharing Plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined in the plan. We made contributions to the plan totaling $68,000 in 2001, $48,000 in 2000, and $44,000 in 1999.

Note 9.  Commitments and Contingencies

We currently lease approximately 6,500 square feet of office space in downtown Charlotte, North Carolina, for our corporate and administrative offices. Rent expense totaled approximately $166,000 in 2001. The lease provides for monthly rental of approximately $14,000 and expires December 2002.

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

Note 10.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 2001 and 2000:


                                                                  Income before
                                                                Extraordinary Item
                                          Revenues           Total         Per Share (1)       Net Income
                                      ----------------- ----------------- ----------------- -----------------
2001
First quarter                            $ 8,957,270       $  470,159             $0.08        $  470,159
Second quarter                             9,239,333          481,480              0.09           481,480
Third quarter (2)                          9,152,535          595,851              0.10           496,274
Fourth quarter                             8,912,635          454,497              0.08           454,497
                                      ----------------- ----------------- ----------------- -----------------
                                         $36,261,773       $2,001,987             $0.35        $1,902,410
                                      ================= ================= ================= =================

2000
First quarter                            $ 8,480,489       $  690,789             $0.12        $  690,789
Second quarter                             8,456,528          379,653              0.07           379,653
Third quarter                              8,454,495          566,749              0.10           566,749
Fourth quarter (3)                         8,466,453          345,798              0.06           345,798
                                      ----------------- ----------------- ----------------- -----------------
                                         $33,857,965       $1,982,989             $0.35        $1,982,989
                                      ================= ================= ================= =================

(1) Amounts for both basic and diluted earnings per share before effect of extraordinary item.
(2) During the third quarter of 2001, we recorded an extraordinary charge of $99,000, net of minority share, for write-off of unamortized loan costs in conjunction with a refinancing of long-term debt.
(3) During the fourth quarter of 2000, we recorded a charge of $237,000 for costs of an equity transaction that was terminated by the company during this quarter.

Note 11.  Subsequent Events

The Board of Directors declared a regular quarterly dividend of $0.31 per share on January 18, 2002, payable on February 15, 2002, to shareholders of record on February 1, 2002. The Board of Directors also authorized the payment of dividends totaling $2,740 to Series B Preferred shareholders in accordance with the investment agreement for those shares.

During the first quarter of 2002, we refinanced long-term debt secured by deeds of trust and assignment of rents of Oakbrook Apartments, discussed in Note 3.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2001


           Description                 Encumb.              Initial Costs              Costs
           -----------                 -------              -------------           Capitalized
                                                                    Buildings &      Subsequent
                                                        Land        Improvem'ts    to Acquisition
Apartment Properties:
North Carolina:
Abbington Place, Greensboro             $15,785,250    $2,302,000     $23,598,676         $601,704
Allerton Place, Greensboro               10,270,000     1,384,000      14,650,428          226,575
Chason Ridge, Fayetteville                9,552,805       624,000      11,790,472          710,576
Harris Hill, Charlotte                    5,790,554     1,003,298       7,867,857          924,989
Madison Hall, Clemmons                    4,245,000       303,000       6,054,307          218,503
Oak Hollow, Cary                          8,385,000     1,480,000      10,808,689          513,593
Oak Hollow - Phase 2, Cary               10,122,066     1,914,000      10,485,239          993,710
Oakbrook, Charlotte                       6,094,398       848,835       8,523,384          899,773
Paces Commons, Charlotte                 16,250,000     1,430,158      12,871,424        1,330,792
Paces Village, Greensboro                 7,000,000     1,250,000       9,416,580          573,619
Pepperstone, Greensboro                   3,883,750       552,000       5,015,153          334,069
Savannah Place, Winston-Salem             7,312,500       790,000      10,032,721          395,034
Summerlyn Place, Burlington               6,645,000       837,000       9,559,115          124,008
Waterford Place, Greensboro              11,089,000     1,686,000      16,745,972          262,812
Woods Edge, Durham                        9,750,000       994,000      13,061,195        1,397,493
Computer and support equipment              123,158             -               -          719,260
                                   ------------------------------------------------------------------
                                        132,298,481    17,398,291     170,481,211       10,226,511
Virginia:
Latitudes, Virginia Beach                12,031,741     3,360,000      18,606,667        1,521,268
                                   ------------------------------------------------------------------
Total Apartment Properties              144,330,222    20,758,291     189,087,878       11,747,779

Restaurant Properties:
North Carolina:
Bessemer City                                             152,079         391,060                -
Burlington                               (1)              162,411         417,629                -
Denver                                   (1)              275,484         708,387                -
Eden                                     (1)              253,282         651,296                -
Fayetteville (Ramsey)                    (1)              260,135         668,919                -
Fayetteville (N.Eastern)                 (1)              308,271         792,696                -
Gastonia (E. Franklin)                   (1)              230,421         592,511                -
Hillsborough                             (1)              290,868         747,948                -


                                               Gross Amount at Which
           Description                    Carried at Close of Period (2)
           -----------                   -------------------------------
                                                   Buildings &                      Accumulated    Date of     Date       Life
                                       Land        Improvem'ts        Total         Depreciation   Constr.   Acquired   (Years)
Apartment Properties:
North Carolina:
Abbington Place, Greensboro           $2,302,000     $24,200,380     $26,502,380       $3,834,403      1997      Dec-97       40
Allerton Place, Greensboro             1,384,000      14,877,003      16,261,003        1,735,724      1998      Sep-98       40
Chason Ridge, Fayetteville               994,606      12,130,442      13,125,048        1,147,572      1994      Jan-99       40
Harris Hill, Charlotte                 1,003,298       8,792,846       9,796,144        1,897,495      1988      Dec-94       40
Madison Hall, Clemmons                   303,000       6,272,810       6,575,810          674,516      1997      Aug-98       40
Oak Hollow, Cary                       1,480,000      11,322,282      12,802,282        1,143,956      1983      Jul-98       40
Oak Hollow - Phase 2, Cary             1,914,000      11,478,949      13,392,949          402,238      1986      Dec-00       40
Oakbrook, Charlotte                      848,835       9,421,498      10,270,333        2,028,437      1985      Jun-94       40
Paces Commons, Charlotte               1,430,158      14,202,216      15,632,374        3,425,878      1988      Jun-93       40
Paces Village, Greensboro              1,250,000       9,990,199      11,240,199        1,756,203      1988      Apr-96       40
Pepperstone, Greensboro                  552,000       5,349,222       5,901,222          800,394      1992      Dec-97       40
Savannah Place, Winston-Salem            790,000      10,427,755      11,217,755        1,490,129      1991      Dec-97       40
Summerlyn Place, Burlington              837,000       9,683,123      10,520,123        1,015,160      1998      Sep-98       40
Waterford Place, Greensboro            1,686,000      17,008,784      18,694,784        2,661,940      1997      Dec-97       40
Woods Edge, Durham                       994,000      14,458,688      15,452,688        1,551,139      1985      Jun-98       40
Computer and support equipment                 -         719,260         719,260          353,980
                                   ---------------------------------------------------------------
                                      17,768,897     180,335,457     198,104,354       25,919,164
Virginia:
Latitudes, Virginia Beach              3,360,000      20,125,116      23,485,116        4,454,886      1989      Oct-94       38
                                   ---------------------------------------------------------------
Total Apartment Properties            21,128,897     200,460,573     221,589,470       30,374,050

Restaurant Properties:
North Carolina:
Bessemer City                                  -               -               -                -    Nov-77      Apr-87       40
Burlington                               162,411         417,629         580,040          153,565    Oct-85      Apr-87       40
Denver                                   275,484         708,387         983,871          260,479    Jul-83      Apr-87       40
Eden                                     253,282         651,296         904,578          239,486    Jun-73      Apr-87       40
Fayetteville (Ramsey)                    260,135         668,919         929,054          245,967    Oct-73      Apr-87       40
Fayetteville (N.Eastern)                 308,271         792,696       1,100,967          291,480    Sep-83      Apr-87       40
Gastonia (E. Franklin)                   230,421         592,511         822,932          217,870    Apr-63      Apr-87       40
Hillsborough                             290,868         747,948       1,038,816          275,025    Mar-78      Apr-87       40



           Description                 Encumb.              Initial Costs              Costs
           -----------                 -------              -------------           Capitalized
                                                                    Buildings &      Subsequent
                                                        Land        Improvem'ts    to Acquisition
Kinston (W. Vernon)                      (1)              237,135         609,777                -
Kinston (Richlands)                      (1)              231,678         595,743                -
Newton                                   (1)              223,453         574,594                -
Siler City                               (1)              268,312         689,945                -
Spring Lake                              (1)              218,925         562,949                -
Thomasville (E. Main)                    (1)              253,716         652,411                -
Thomasville (Randolph)                   (1)              327,727         842,726                -
                                                    --------------------------------------------------
                                                        3,693,897       9,498,591                -
Virginia:
Ashland                                  (1)              296,509         762,452                -
Blackstone                               (1)              275,565         708,596                -
Bluefield                                (1)              205,700         528,947                -
Chester                                  (1)              300,165         771,852                -
Clarksville                              (1)              211,545         543,972                -
Clintwood                                (1)              222,673         572,588                -
Dublin                                   (1)              364,065         936,168                -
Franklin                                 (1)              287,867         740,230                -
Galax                                    (1)              309,578         796,057                -
Hopewell                                 (1)              263,939         678,701                -
Lebanon                                  (1)              266,340         684,876                -
Lynchburg (Langhorne)                    (1)              249,865         642,509                -
Lynchburg (Timberlake)                   (1)              276,153         710,107                -
Norfolk                                  (1)              325,822         837,829                -
Orange                                   (1)              244,883         629,699                -
Petersburg                               (1)              357,984         920,531                -
Richmond (Forest Hill)                   (1)              196,084         504,216                -
Richmond (Midlothian)                    (1)              270,736         696,179                -
Richmond (Myers)                         (1)              321,946         827,861                -
Roanoke (Hollins)                        (1)              257,863         663,076                -
Roanoke (Abenham)                        (1)              235,864         606,507                -
Rocky Mount                              (1)              248,434         638,829                -
Smithfield                               (1)              223,070         573,608                -
Staunton                                 (1)              260,569         670,035                -
Verona                                   (1)              191,631         492,765                -



                                                Gross Amount at Which
           Description                     Carried at Close of Period (2)
           -----------                    -------------------------------
                                                    Buildings &                      Accumulated    Date of     Date       Life
                                        Land        Improvem'ts        Total         Depreciation   Constr.   Acquired   (Years)
Kinston (W. Vernon)                       237,135         609,777         846,912          224,219    Jul-62      Apr-87       40
Kinston (Richlands)                       231,678         595,743         827,421          219,059    Dec-81      Apr-87       40
Newton                                    223,453         574,594         798,047          211,283    Mar-76      Apr-87       40
Siler City                                268,312         689,945         958,257          253,698    May-79      Apr-87       40
Spring Lake                               218,925         562,949         781,874          207,001    Mar-76      Apr-87       40
Thomasville (E. Main)                     253,716         652,411         906,127          239,896    Feb-66      Apr-87       40
Thomasville (Randolph)                    327,727         842,726       1,170,453          309,876    Apr-74      Apr-87       40
                                   ----------------------------------------------------------------
                                        3,541,818       9,107,531      12,649,349        3,348,904
Virginia:
Ashland                                   296,509         762,452       1,058,961          280,360    Apr-87      Apr-87       40
Blackstone                                275,565         708,596         984,161          260,556    Sep-79      Apr-87       40
Bluefield                                 205,700         528,947         734,647          194,497    Feb-85      Apr-87       40
Chester                                   300,165         771,852       1,072,017          283,816    May-73      Apr-87       40
Clarksville                               211,545         543,972         755,517          200,023    Oct-85      Apr-87       40
Clintwood                                 222,673         572,588         795,261          210,545    Jan-81      Apr-87       40
Dublin                                    364,065         936,168       1,300,233          344,236    Jul-83      Apr-87       40
Franklin                                  287,867         740,230       1,028,097          272,188    Feb-75      Apr-87       40
Galax                                     309,578         796,057       1,105,635          292,715    Jun-74      Apr-87       40
Hopewell                                  263,939         678,701         942,640          249,564    Jun-78      Apr-87       40
Lebanon                                   266,340         684,876         951,216          251,835    Jun-83      Apr-87       40
Lynchburg (Langhorne)                     249,865         642,509         892,374          236,255    Sep-82      Apr-87       40
Lynchburg (Timberlake)                    276,153         710,107         986,260          261,111    Aug-83      Apr-87       40
Norfolk                                   325,822         837,829       1,163,651          308,076    Aug-84      Apr-87       40
Orange                                    244,883         629,699         874,582          231,544    Aug-74      Apr-87       40
Petersburg                                357,984         920,531       1,278,515          338,486    Mar-74      Apr-87       40
Richmond (Forest Hill)                    196,084         504,216         700,300          185,404    Nov-74      Apr-87       40
Richmond (Midlothian)                     270,736         696,179         966,915          255,989    Jan-74      Apr-87       40
Richmond (Myers)                          321,946         827,861       1,149,807          304,411    Apr-83      Apr-87       40
Roanoke (Hollins)                         257,863         663,076         920,939          243,819    Feb-73      Apr-87       40
Roanoke (Abenham)                         235,864         606,507         842,371          223,017    Nov-82      Apr-87       40
Rocky Mount                               248,434         638,829         887,263          234,902    May-80      Apr-87       40
Smithfield                                223,070         573,608         796,678          210,920    Apr-77      Apr-87       40
Staunton                                  260,569         670,035         930,604          246,377    Sep-83      Apr-87       40
Verona                                    191,631         492,765         684,396          181,193    Jan-85      Apr-87       40



           Description                 Encumb.              Initial Costs              Costs
           -----------                 -------              -------------           Capitalized
                                                                    Buildings &      Subsequent
                                                        Land        Improvem'ts    to Acquisition
Virginia Beach (Lynnhaven)               (1)              271,570         698,322                -
Virginia Beach (Holland)                 (1)              277,943         714,710                -
Wise                                     (1)              219,471         564,355                -
                                                        7,433,834      19,115,577                -
                                                    -------------------------------------------------
       Total Restaurant Properties       18,000,000    11,127,731      28,614,168                -
                                   ------------------------------------------------------------------
 Total Real Estate                     $162,330,222   $31,886,022    $217,702,046      $11,747,779
                                   ==================================================================


                                               Gross Amount at Which
           Description                    Carried at Close of Period (2)
           -----------                   -------------------------------
                                                   Buildings &                      Accumulated    Date of     Date       Life
                                       Land        Improvem'ts        Total         Depreciation   Constr.   Acquired   (Years)
Virginia Beach (Lynnhaven)               231,731         698,322         930,053          256,778    Jun-80      Apr-87       40
Virginia Beach (Holland)                 277,943         714,710         992,653          262,804    Aug-83      Apr-87       40
Wise                                     219,471         564,355         783,826          207,515    Jun-80      Apr-87       40
                                       7,393,995      19,115,577      26,509,572        7,028,936
                                   ---------------------------------------------------------------
       Total Restaurant Properties    10,935,813      28,223,108      39,158,921       10,377,840
                                   ---------------------------------------------------------------
 Total Real Estate                   $32,064,710    $228,683,681    $260,748,391      $40,751,890
                                   ===============================================================

(1) Indicates the restaurants encumbered by a revolving line of credit with a bank for up to $18,000,000, outstanding at 12/31/01.

(2) Aggregate cost at December 31, 2001, for federal income tax purposes was approximately $236.0 million.

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
 Schedule III - Real Estate and Accumulated Depreciation

                                                     2001                   2000                   1999
                                             -------------------------------------------------------------------
 Real estate investments:
      Balance at beginning of year                 $  257,520,268         $  243,910,146         $  231,743,720
      Additions during year
         Acquisitions by merger                                 -                      -                      -
         Other acquisitions                               370,605             12,399,239             12,414,472
         Effect of consolidation (1)                      593,833                      -                      -
         Improvements, etc.                             2,809,344              2,121,154              2,415,495
      Deductions during year                             (545,659)              (910,271)            (2,663,541)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                     $  260,748,391         $  257,520,268         $  243,910,146
                                             =====================  =====================  =====================


 Accumulated depreciation:
      Balance at beginning of year                 $   25,926,208         $   19,552,177         $   32,815,205
      Effect of consolidation (1)                         248,026
      Provision for depreciation                        7,828,457              7,155,697              6,955,955
      Deductions during year                             (139,798)              (266,700)              (581,924)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                     $   40,751,890         $   32,815,205         $   25,926,208
                                             =====================  =====================  =====================

 (1)Effective January 2001, the consolidated accounts of BNP Residential Properties Limited Partnership include the assets of BNP Management, Inc.






                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
     2.1*     Master Agreement of Merger and Acquisition by and among BNP Residential Properties,        -
              Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G.
              Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as
              Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997,
              and incorporated herein by reference)
     2.2*     Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by       -
              and among BNP Residential Properties, Inc., BNP Residential Properties Limited
              Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G.
              Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties,
              Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1*     Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc.,       -
              Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2*     Articles Supplementary, Classifying and Designating 909,090 Shares of Series B             -
              Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit
              3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December
              28, 2001, and incorporated herein by reference)
     3.3*     Amended and Restated By-Laws (filed as Exhibit 3.2 to BNP Residential Properties,          -
              Inc., Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
     4.1*     Rights Agreement, dated March 18, 1999, between the Company and First Union National       -
              Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form
              8-K dated March 17, 1999, and incorporated herein by reference)
     4.2*     Registration Rights Agreement By and Among BNP Residential Properties, Inc. and            -
              Preferred Investment I, LLC, dated December 28, 2001 (filed as Exhibit 4 to BNP
              Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.1*     Amended and Restated Agreement of Limited Partnership of BNP Residential Properties        -
              Limited Partnership (filed as Exhibit 10.1 to BNP Residential Properties, Inc.
              Annual Report on Form 10-K dated December 31, 1998, and incorporated herein by reference)
    10.2*     Amendment to Second Amended and Restated Agreement of Limited Partnership of BNP           -
              Residential Properties Limited Partnership, dated December 28, 2001 (filed as
              Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated
              December 28, 2001, and incorporated herein by reference)
    10.3*     Investment Agreement By and Between BNP Residential Properties, Inc. and Preferred         -
              Investment I, LLC, dated December 28, 2001 (filed as Exhibit 10.2 to BNP Residential
              Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.4*     Amended and Restated Master Lease Agreement dated December 21, 1995, between BNP           -
              Residential Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit
              10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December
              31, 1995, and incorporated herein by reference)
    10.5*     BNP Residential Properties, Inc. 1994 Stock Option and Incentive Plan effective            -
              August 4, 1994, and amended effective May 15, 1998 (filed as an exhibit in Schedule
              14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)



    10.6*     Form and description of Employment Agreements dated July 15, 1997, between BNP             -
              Residential Properties, Inc. and certain officers (filed as Exhibit 10 to BNP
              Residential Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, and incorporated herein by reference)
    21        Subsidiaries of the Registrant                                                            53
    23        Consent of Ernst & Young LLP                                                              54


* Incorporated herein by reference