Form 10-Q
period 2002-03-01
BNP RESIDENTIAL PROPERTIES INC
filed 2002-05-10
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

           301 S. College Street, Suite 3850, Charlotte, NC 28202-6032
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 9, 2002 (the latest practicable date).

Common Stock, $.01 par value               5,766,693
----------------------------               -----------------------
(Class)                                    (Number of shares)


                                                     Total number of pages:  19

                                TABLE OF CONTENTS


Item No.                                                                Page No.

           PART I - Financial Information
   1       Financial Statements                                             3
   2 Management's Discussion and Analysis of Financial Condition 10 and Results of Operations
   3       Quantitative and Qualitative Disclosures                        18
           About Market Risk

           PART II - Other Information
   6       Exhibits and Reports on Form 8-K                                18

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31          December 31
                                                                             2002               2001
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $221,762,565       $221,218,864
   Restaurant properties                                                     39,529,527         39,529,527
                                                                       ------------------ ------------------
                                                                            261,292,092        260,748,391
   Less accumulated depreciation                                            (42,697,810)       (40,751,890)
                                                                       ------------------ ------------------
                                                                            218,594,282        219,996,501
Cash and cash equivalents                                                       548,574          1,417,616
Other current assets                                                          2,512,107          1,693,374
Notes receivable, net of reserve                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,008,806          1,062,069
                                                                       ------------------ ------------------
         Total assets                                                      $223,878,857       $225,384,648
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Mortgage and other notes payable                                           $162,143,411       $162,330,222
Accounts payable and accrued expenses                                         1,429,158            997,768
Escrowed security deposits and deferred revenue                               1,149,240          1,349,155
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              458,368            500,032
                                                                       ------------------ ------------------
      Total liabilities                                                     165,180,177        165,177,177

Minority interest in Operating Partnership                                   17,709,381         18,173,557
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 227,273 shares issued and outstanding                          2,500,000          2,500,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,766,693 at March 31, 2002,
   5,744,873 at December 31, 2001                                                57,667             57,449
Additional paid-in capital                                                   70,119,201         69,872,958
Dividend distributions in excess of net income                              (31,687,569)       (30,396,493)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             40,989,299         42,033,914
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $223,878,857       $225,384,648
                                                                       ================== ==================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2002             2001
                                                                          ----------------- ----------------
                                                                                                 (Adjusted)
Revenues
Apartment rental income                                                      $  7,489,296      $  7,740,980
Restaurant rental income                                                        1,005,319         1,029,255
Management fee income                                                             294,188           112,717
Interest and other income                                                          37,199            74,318
                                                                          ----------------- ----------------
                                                                                8,826,002         8,957,270
Expenses
Apartment operations                                                            2,692,276         2,572,591
Apartment administration                                                          325,434           215,220
Corporate administration                                                          593,394           523,906
Depreciation                                                                    1,946,534         1,906,638
Amortization of intangibles                                                        47,925            43,208
Interest                                                                        2,504,997         2,983,330
                                                                          ----------------- ----------------
                                                                                8,110,560         8,244,893
                                                                          ----------------- ----------------
Income before
   minority interest and
   extraordinary item                                                             715,442           712,377
Minority interest in
   Operating Partnership                                                          149,570           164,054
                                                                          ----------------- ----------------
Income before
   extraordinary item                                                             565,872           548,323
Extraordinary item - loss on
   early extinguishment
   of debt                                                                         73,297                 -
                                                                          ----------------- ----------------
Net income                                                                        492,575           548,323
Cumulative preferred dividend                                                      61,644                 -
                                                                          ----------------- ----------------
Income available to
   common shareholders                                                       $    430,931      $    548,323
                                                                          ================= ================

Per common share:
Basic earnings per share -
   Before extraordinary item                                                       $0.10             $0.10
   Extraordinary item                                                              (0.01)                -
   Available to shareholders                                                        0.08              0.10
Diluted earnings per share -
   Before extraordinary item                                                        0.09              0.10
   Extraordinary item                                                              (0.01)                -
   Available to shareholders                                                        0.08              0.10
Dividends declared                                                                  0.31              0.31
Weighted average common
   shares outstanding                                                          5,754,918         5,706,950

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- -----------
Balance December 31, 2001      227,273  $2,500,000  5,744,873    $57,449   $69,872,958   $(30,396,493)   $42,033,914
Common stock issued                  -           -     21,820        218       251,556              -        251,774
Costs of preferred stock             -           -          -          -        (5,313)             -         (5,313)
issue
Dividends paid - preferred           -           -          -          -             -         (2,740)        (2,740)
Dividends paid - common              -           -          -          -             -     (1,780,911)    (1,780,911)
Net income                           -           -          -          -             -        492,575        492,575
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2002         227,273  $2,500,000  5,766,693    $57,667   $70,119,201   $(31,687,569)   $40,989,299
                             ========= ============ =========== ========== ============= =============== ============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2002             2001
                                                                          ----------------- ----------------
                                                                                              (Adjusted)
Operating activities:
Net income                                                                  $     492,575     $     548,323
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - loss on early extinguishment of debt                       73,297                 -
   Minority interest in Operating Partnership                                     149,570           164,054
   Depreciation and amortization of intangibles                                 1,994,459         1,949,846
   Amortization of defeasance credit                                              (41,664)          (41,664)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                  (803,842)         (608,501)
      Accounts payable and accrued expenses                                       431,390           695,118
      Security deposits and deferred revenue                                     (214,806)            2,919
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       2,080,979         2,710,095

Investing activities:
Additions to apartment properties, net                                           (544,315)         (622,176)
Acquisition of minority interest in Management Company                                  -           372,939
                                                                          ----------------- ----------------
Net cash used in investing activities                                            (544,315)         (249,237)

Financing activities:
Costs of issuance of preferred stock                                               (5,313)                -
Issuance of common stock                                                          188,589                 -
Distributions to Operating Partnership minority unitholders                      (528,827)         (529,320)
Dividends paid to preferred shareholder                                            (2,740)                -
Dividends paid to common shareholders                                          (1,780,911)       (1,769,155)
Proceeds from notes payable                                                    13,870,000            39,611
Principal payments on notes payable                                           (14,056,811)          (91,019)
Payment of deferred financing costs                                               (89,693)             (792)
                                                                          ----------------- ----------------
Net cash used in financing activities                                          (2,405,706)       (2,350,675)
                                                                          ----------------- ----------------

Net (decrease) increase in cash
   and cash equivalents                                                          (869,042)          110,183
Cash and cash equivalents at beginning of period                                1,417,616         1,056,052
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                  $     548,574      $  1,166,235
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2002
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of BNP Residential Properties, Inc., except for the balance sheet at December 31, 2001. We derived the amounts in the balance sheet at December 31, 2001, from the financial statements included in our 2001 Annual Report on Form 10-K. We believe that we have included all adjustments (consisting of normal recurring accruals, except as discussed below) necessary for a fair presentation of the financial position and results of operations for the periods presented.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 2001 Annual Report on Form 10-K.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized after December 31, 2001, but are subject to annual impairment tests in accordance with the Statement. We determined that the intangible related to our 1994 acquisition of management operations, net of accumulated amortization, as of January 1, 2002, is not impaired, and we plan to perform future annual tests as of October 1 of each year. We have adjusted the 2001 comparative amounts in our consolidated financial statements to exclude this amortization expense and conform to the 2002 presentation as follows:

                                                            2001 as                             2001 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Revenues                                                     $8,957,270                          $8,957,270
                                                                              $          -
Expenses                                                      8,244,893          (101,550)        8,346,443
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                           712,377           101,550           610,827
Minority interest in Operating Partnership                      164,054            23,386           140,668
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                                548,323            78,164           470,159
Extraordinary item - loss on early
   extinguishment of debt                                             -                 -                 -
                                                        ----------------- ----------------- -----------------
Net income                                                   $  548,323       $    78,164        $  470,159
                                                        ================= ================= =================


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

Effective January 2001, the accounts of the Operating Partnership include BNP Management, Inc. (the "Management Company"). Prior to January 2001, the Operating Partnership had a 1% voting interest and 95% economic interest in the Management Company, and used the equity method to account for this investment. In January 2001, the Operating Partnership acquired the outstanding 99% voting interest and 5% economic interest in the Management Company. This transaction resulted in a net increase in cash included on our consolidated balance sheet of approximately $373,000.

Note 3.  Long-term debt transactions

In January 2002, we applied a $6.0 million draw on our line of credit secured by Latitudes Apartments to retire a note payable in the amount of $6,094,000, secured by a deed of trust and assignment of rents of Oakbrook Apartments. In February 2002, we subsequently issued a note payable in the amount of $7,870,000 secured by a deed of trust and assignment of rents of Oakbrook Apartments. The note provides for interest at an effective rate of 7.09% and monthly payments including principal and interest of approximately $52,000, with maturity in February 2012. We applied the proceeds of the Oakbrook note to reduce our Latitudes line of credit.

In conjunction with the January retirement, we wrote off unamortized loan costs of approximately $95,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item. In conjunction with the February refinance transaction, we paid and recorded deferred loan costs of approximately $90,000.

Note 4.  Shareholders' Equity

In February 2002, we issued 16,258 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $189,000. In addition, we issued 5,562 shares of our common stock, in a non-cash transaction, to acquire the same number of Operating Partnership units from a former minority unitholder.

We calculated basic and diluted earnings per share using the following amounts:

                                                                                   Three months ended
                                                                                        March 31
                                                                                 2002              2001
                                                                           ----------------- -----------------
                                                                                                 (Adjusted)
Numerators:
Numerator for basic
  earnings per share -
  Income before
     extraordinary item                                                           $565,872          $548,323
  Extraordinary item                                                               (73,297)                -
  Cumulative preferred dividend                                                    (61,644)                -
                                                                           ----------------- -----------------
  Income available to
     common shareholders                                                          $430,931          $548,323
                                                                           ================= =================

Numerator for diluted
  earnings per share -
  Income before
     extraordinary item (1)                                                       $715,442          $712,377


                                                                                   Three months ended
                                                                                        March 31
                                                                                 2002              2001
                                                                           ----------------- -----------------
                                                                                                 (Adjusted)
  Extraordinary item (1)                                                           (95,032)                -
                                                                           ----------------- -----------------
  Income available to
    common shareholders (1)                                                       $620,410          $712,377
                                                                           ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                                                    5,754,918         5,706,950
Effect of dilutive securities:
  Convertible preferred shares                                                     227,273                 -
  Convertible Operating
     Partnership units                                                           1,703,981         1,707,480
  Stock options (2)                                                                  9,115                 -
                                                                           ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                                                            7,965,287         7,414,430
                                                                           ================= =================

(1) Assumes conversion of Series B Preferred shares and Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, and 120,000 shares at $13.125 from the calculation of diluted earnings per share for 2002. We did not include any of the options outstanding during 2001 in the calculation of earnings diluted earnings per share for 2001. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

Note 5.  Subsequent events

On April 18, 2002, the Board of Directors declared a regular quarterly cash dividend of $0.31 per share to be paid on May 15, 2002, to shareholders of record on May 1, 2002. The Board of Directors also authorized the payment of dividends totaling $61,644 to Series B Preferred shareholders in accordance with the investment agreement for those shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report contains forward-looking statements within the meaning of federal securities law. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

         Total revenues in the first quarter of 2002 were $8.8 million, a decrease of 1.5% compared to the first quarter of 2001. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for 88.6% of total revenues in the first quarter of 2002 compared to 88.5% in the first quarter of 2001. Restaurant rental income was 11.4% of total revenues in the first quarter of 2002, compared to 11.5% in the first quarter of 2001.

         Apartment rental income totaled $7.5 million in the first quarter of 2002, a decrease of 3.3% compared to the first quarter of 2001. This decrease was the result of a 2.9% decline in average economic occupancy. For the first quarter, average economic occupancy for all apartments was 92.3% in 2002 compared to 95.2% in 2001. Average monthly revenue per occupied unit for all apartments was essentially flat for the first quarter, at $735 in 2002 compared to $736 in 2001. All of our apartment properties were operating for the full periods in both 2002 and 2001.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2002 follow:

                                                              Average
                                                              monthly
                          Number                              revenue
                            of        Average     Average       per
                        apartment    physical     economic    occupied
                          units      occupancy   occupancy      unit
                        ----------- ------------ ----------- -----------
Abbington Place                360        92.3%       92.4%        $784
Allerton Place                 228        93.6%       93.3%         772
Chason Ridge                   252        96.7%       96.2%         702
Harris Hill                    184        89.1%       90.8%         697
Latitudes                      448        96.2%       96.5%         801
Madison Hall                   128        93.4%       95.2%         584
Oakbrook                       162        92.8%       92.4%         785
Oak Hollow                     461        90.3%       90.4%         634
Paces Commons                  336        87.5%       87.9%         681
Paces Village                  198        87.2%       85.0%         683
Pepperstone                    108        92.5%       92.6%         695
Savannah Place                 172        94.2%       94.0%         718
Summerlyn Place                140        95.5%       95.9%         795
Waterford Place                240        92.1%       92.5%         858
Woods Edge                     264        92.4%       91.5%         773

                                                              Average
                                                              monthly
                          Number                              revenue
                            of        Average     Average       per
                        apartment    physical     economic    occupied
                          units      occupancy   occupancy      unit
                        ----------- ------------ ----------- -----------
All apartments               3,681
   - 2002                                 92.1%       92.3%         735
   - 2001                                 94.2%       95.2%         736

         Overall, our apartment markets remain weak. A slow economy combined with the impact of extensive overbuilding has resulted in lower economic occupancy and stagnant rental rates at our apartment communities. While a number of factors such as a slowing of new construction activity and signs of an improving economy indicate that the current situation may be improving, we do not believe there will be any significant improvement in our apartment markets until late 2002 at the earliest. In the meantime, we remain confident in the long-term prospects for our apartment communities and our markets. We own a portfolio of high-quality, well-maintained, well-located apartment communities. We believe that the best course of action for us at this time is to work diligently to improve occupancy and to continue to maintain and improve our apartment properties to ensure that they are as competitive as possible.

         Restaurant rental income was $1.0 million in the first quarter of 2002, a 2.3% decrease compared to the first quarter of 2001. This decrease was the result of the sale of one restaurant property in the second quarter of 2001. Restaurant rental income for both 2002 and 2001 was the minimum rent. "Same store" sales at our restaurant properties decreased by 2.6% in the first quarter of 2002 compared to 2001.

         Through March 31, 2002, we have sold five of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement which allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

         Management fee income totaled $294,000 in the first quarter of 2002, compared to $113,000 in the first quarter of 2001. This increase is primarily attributable to the addition of 13 managed properties in the fourth quarter of 2001 and early 2002.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, were $8.1 million in the first quarter of 2002, a decrease of 1.6% compared to the first quarter of 2001.

         Effective January 1, 2002, in accordance with current accounting guidance, we no longer amortize the intangible related to our 1994 acquisition of management operations. We have adjusted the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation in our financial statements. This adjustment decreases our first quarter 2001 amortization expense by approximately $102,000.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the first quarter of 2002 totaled $2.7 million, an increase of 4.7% compared to the first quarter of 2001. This increase reflects a significant increase in property insurance, as well as higher costs associated with marketing, maintenance and resident turnover. Apartment operations expense represented 35.9% of related apartment rental income in the first quarter of 2002 compared to 33.2% in the first quarter of 2001.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $325,000 in the first quarter of 2002, compared to $215,000 in the first quarter of 2001. This increase was primarily attributable to the addition of 13 managed properties to our management portfolio in the fourth quarter of 2001 and early 2002.

         Corporate administration expense was $593,000 in the first quarter of 2002, an increase of 13.3% compared to the first quarter of 2001. This increase was primarily attributable to the timing of certain expenses and an increase in compensation expense.

         Depreciation expense totaled $1.9 million in the first quarter of 2002, a 2.1% increase compared to the first quarter of 2001. Amortization expense (of deferred loan costs) was $48,000 in the first quarter of 2002, compared to $43,000 in the first quarter of 2001. As discussed above, we no longer amortize the intangible related to acquisition of management operations, and we have adjusted the 2001 comparative financial statements to exclude this amortization.

         Interest expense totaled $2.5 million in the first quarter of 2002, a 16.0% decrease compared to the first quarter of 2001. The decrease in interest expense was the result of the combined effect of lower interest rates on our lines of credit and the impact of refinancing two fixed-rate loans at lower rates during 2001. Variable interest rates have declined approximately 3.3% since March of 2001. Overall, weighted average interest rates were 6.2% for the first quarter of 2002, compared to 7.3% for the first quarter of 2001.

         During the first quarter of 2002, we refinanced long-term debt related to Oakbrook Apartments. This refinance is described below in our discussion of Capital Resources and Liquidity. In conjunction with this transaction, we wrote off unamortized loan costs of $95,000. We have reflected this write-off, net of minority interests' share, with a charge of $73,000 as an extraordinary item in the financial statements.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The dividend on the Series B shares is $1.10 per year per share. The cumulative preferred dividend for the first quarter of 2002 totals approximately $62,000.

Net income

         Income available to common shareholders, after the extraordinary item and cumulative preferred dividend, was $431,000, a decrease of 21.4% compared to the first quarter of 2001. Income before the extraordinary item and cumulative preferred dividend was $566,000 for the first quarter of 2002, an increase of 3.2% compared to the first quarter of 2001. These comparisons reflect the favorable impact of lower interest rates, offset by the effect of declines in apartment operations, the extraordinary charge to earnings, and the cumulative preferred dividend. Operating Partnership earnings before interest, depreciation and amortization, and the extraordinary item decreased by 7.6% in the first quarter of 2002 compared to the first quarter of 2001.


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

         Funds from operations of the Operating Partnership were essentially flat for the first quarter of 2002 compared to the first quarter of 2001. We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                      Three months ended
                                                           March 31
                                                     2002            2001
                                                --------------- ---------------
                                                                 (Adjusted)
Income before minority interest
   and extraordinary item                        $      715      $      712
Cumulative preferred dividend                           (62)              -
Depreciation                                          1,947           1,907
                                                --------------- ---------------
Funds from operations -
   Operating Partnership                           $  2,600        $  2,619
                                                =============== ===============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                       Three months ended
                                                            March 31
                                                      2002            2001
                                                 --------------- ---------------

Funds from operations -
   Operating Partnership                            $  2,600        $  2,619
Amortization of loan costs                                48              43
Recurring capital expenditures                          (282)           (251)
                                                 --------------- ---------------
Funds available for distribution                    $  2,366        $  2,412
                                                 =============== ===============

         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                      Three months ended
                                                           March 31
                                                     2002            2001
                                                --------------- ---------------

Funds from operations -
   Operating Partnership                           $  2,600        $  2,619
Minority interest in
   funds from operations                               (594)           (603)
                                                --------------- ---------------
Basic funds from operations
   available to common shareholders                $  2,006        $  2,016
                                                =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                       Three months ended
                                                            March 31
                                                      2002            2001
                                                 --------------- ---------------

Net cash provided by (used in):
   Operating activities                             $  2,081        $  2,710
   Investing activities                                 (544)           (249)
   Financing activities                               (2,406)         (2,351)

                                                       Three months ended
                                                            March 31
                                                      2002            2001
                                                 --------------- ---------------

Dividends and distributions paid to:
   Preferred shareholders                           $      3        $      -
   Common shareholders                                 1,781           1,769
   Minority unitholders in
      Operating Partnership                              529             529

Scheduled debt principal payments                   $     49        $     91
Non-recurring capital expenditures                       262             371

Weighted average shares outstanding
   Preferred shares                                      227               -
   Common shares                                       5,755           5,707
Weighted average Operating
   Partnership minority units
   outstanding                                         1,704           1,707


Capital Resources and Liquidity

Capital Resources

         In February 2002, we completed refinancing for Oakbrook Apartments, with a $7.9 million note payable with interest at 7.1% and maturity in February 2012. This deed of trust replaced an existing 7.7% note with a balance of $6.1 million, with the balance of proceeds applied to reduce our line of credit secured by Latitudes Apartments. Oakbrook was our second apartment community, acquired in June 1994 for an initial acquisition cost of $9.4 million.

         As of March 31, 2002, total long-term debt was $162.1 million, including $123.9 million of notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $38.2 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 6.2% at March 31, 2002, and December 31, 2001, and 7.1% at March 31, 2001. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $390,000.

         In February 2002, we issued 16,258 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $189,000. In addition, we issued 5,562 shares of our common stock, in a non-cash transaction, to acquire the same number of Operating Partnership units from a former minority unitholder.

Cash flows and liquidity

         Net cash flows from operating activities were $2.1 million in the first quarter of 2002, compared to $2.7 million in the first quarter of 2001. The fluctuation in these amounts arises from timing of payments for expenses and receipts of prepaid rents from residents. Investing and financing activities focused on capital expenditures at apartment communities, along with payments of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.31 per share on May 15, 2002, to shareholders of record on May 1, 2002. We continue to produce sufficient cash flow to fund our regular dividend and recurring capital expenditures. However, any number of unforeseen events, or a combination of such events (for example, a substantial decline in apartment operations, a substantial increase in short-term interest rates, or the sale of the restaurant properties or other assets), might necessitate a reduction in the current dividend.

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

         Through March 31, 2002, repairs and maintenance at our apartment communities totaled approximately $1.0 million, including $438,000 in compensation of service staff and $596,000 in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through March 31, 2002, in aggregate and per apartment unit, follows:

                                                 Total           Per unit
                                              --------------- ----------------
                                                 (000's)

Recurring capital expenditures:
   Floor coverings                                   $126             $  35
   Appliances/HVAC                                     45                12

                                                 Total           Per unit
                                              --------------- ----------------
                                                 (000's)
   Exterior paint                                       -                 -
   Computer/support equipment                          28                 8
   Other                                               83                22
                                              --------------- ----------------
                                                     $282             $  77
                                              =============== ================

Non-recurring capital expenditures:
   Acquisition improvements                          $175
   Additions and betterments                           72
   Computer/support equipment                          15
                                              ---------------
                                                     $262
                                              ===============

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" above.


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

                                     BNP RESIDENTIAL PROPERTIES, INC.
                                     (Registrant)




May 9, 2002                               /s/ Philip S. Payne
                                     -------------------------------------------
                                     Philip S. Payne
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Duly authorized officer)



May 9, 2002                               /s/ Pamela B. Bruno
                                     -------------------------------------------
                                     Pamela B. Bruno
                                     Vice President, Controller and
                                     Chief Accounting Officer