Form 10-Q
period 2002-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2002-08-13
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

                                         APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 2002 (the latest practicable date).

Common Stock, $.01 par value                         5,787,545
----------------------------                         -----------------------
(Class)                                              (Number of shares)





                                                        Exhibit index:  Page 26

                                TABLE OF CONTENTS


Item No.                                                                Page No.

           PART I - Financial Information
 1         Financial Statements                                               3
 2         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12
 3         Quantitative and Qualitative Disclosures
           About Market Risk                                                 22

           PART II - Other Information
 4         Submission of Matters to a Vote of Security Holders               22
 5         Other Information                                                 23
 6         Exhibits and Reports on Form 8-K                                  23

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            June 30          December 31
                                                                             2002               2001
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $254,678,175       $221,218,864
   Restaurant properties                                                     39,529,527         39,529,527
                                                                       ------------------ ------------------
                                                                            294,207,702        260,748,391
   Less accumulated depreciation                                            (44,717,132)       (40,751,890)
                                                                       ------------------ ------------------
                                                                            249,490,570        219,996,501
Cash and cash equivalents                                                       404,022          1,417,616
Other current assets                                                          3,577,325          1,693,374
Notes receivable, net of reserve                                                131,002            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,182,707          1,062,069
                                                                       ------------------ ------------------
         Total assets                                                      $255,900,714       $225,384,648
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $193,068,348       $162,330,222
Accounts payable and accrued expenses                                         2,260,844            997,768
Deferred revenue and security deposits                                        1,198,015          1,349,155
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              416,704            500,032
                                                                       ------------------ ------------------
      Total liabilities                                                     196,943,911        165,177,177

Minority interest in Operating Partnership                                   19,083,483         18,173,557
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 227,273 shares issued and outstanding                          2,500,000          2,500,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,784,510 at June 30, 2002,
   5,744,873 at December 31, 2001                                                57,845             57,449
Additional paid-in capital                                                   70,334,435         69,872,958
Dividend distributions in excess of net income                              (33,018,960)       (30,396,493)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             39,873,320         42,033,914
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $255,900,714       $225,384,648
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2002             2001              2002             2001
                                       ----------------- ---------------- ----------------- ----------------
                                                            (Adjusted)                         (Adjusted)
Revenues
Apartment rental income                    $ 7,855,562       $ 7,814,957      $15,344,858       $15,555,937
Restaurant rental income                     1,005,319         1,013,298        2,010,638         2,042,553
Management fee income                          286,606           104,380          580,794           217,097
Interest and other income                       68,995           306,698          106,194           381,016
                                       ----------------- ---------------- ----------------- ----------------
                                             9,216,482         9,239,333       18,042,484        18,196,603
Expenses
Apartment operations                         3,043,455         2,887,312        5,735,731         5,459,903
Apartment administration                       293,986           296,431          619,420           511,651
Corporate administration                       495,766           492,260        1,089,160         1,016,166
Depreciation                                 2,020,606         1,974,179        3,967,140         3,880,817
Amortization of intangibles                     50,025            49,093           97,950            92,301
Interest                                     2,657,075         2,813,069        5,162,072         5,796,399
                                       ----------------- ---------------- ----------------- ----------------
                                             8,560,913         8,512,344       16,671,473        16,757,237
                                       ----------------- ---------------- ----------------- ----------------
Income before
   minority interest and
   extraordinary item                          655,569           726,989        1,371,011         1,439,366
Minority interest in
   Operating Partnership                       137,641           167,332          287,211           331,386
                                       ----------------- ---------------- ----------------- ----------------
Income before
   extraordinary item                          517,928           559,657        1,083,800         1,107,980
Extraordinary item - loss on
   early extinguishment
   of debt                                           -                 -           73,297                 -
                                       ----------------- ---------------- ----------------- ----------------
Net income                                     517,928           559,657        1,010,503         1,107,980
Cumulative preferred dividend                   62,329                 -          123,973                 -
                                       ----------------- ---------------- ----------------- ----------------
Income available to
   common shareholders                     $   455,599       $   559,657      $   886,530       $ 1,107,980
                                       ================= ================ ================= ================

Per common share:
Basic earnings per share -
   Before extraordinary item                    $0.09             $0.09            $0.19             $0.19
   Extraordinary item                            -                 -               (0.01)             -
   Available to shareholders                     0.07              0.09             0.15              0.19
Diluted earnings per share -
   Before extraordinary item                    $0.09             $0.09            $0.18             $0.19
   Extraordinary item                            -                 -               (0.01)             -
   Available to shareholders                     0.09              0.09             0.17              0.19
Dividends declared                               0.31              0.31             0.62              0.62
Weighted average common
   shares outstanding                        5,775,895         5,706,950        5,765,464         5,706,950


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2001      227,273  $2,500,000  5,744,873    $57,449   $69,872,958   $(30,396,493)   $42,033,914
Common stock issued                  -           -     21,820        218       251,556              -        251,774
Costs of preferred stock             -           -          -          -        (5,313)             -         (5,313)
issue
Dividends paid - preferred           -           -          -          -             -         (2,740)        (2,740)
Dividends paid - common              -           -          -          -             -     (1,780,911)    (1,780,911)
Net income                           -           -          -          -             -        492,575        492,575
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2002        227,273    2,500,000  5,766,693     57,667    70,119,201    (31,687,569)    40,989,299

Common stock issued                 -            -     17,817        178       215,234              -        215,412
Dividends paid - preferred          -            -          -          -             -        (61,644)       (61,644)
Dividends paid - common             -            -          -          -             -     (1,787,675)    (1,787,675)
Net income                          -            -          -          -             -        517,928        517,928
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2002         227,273   $2,500,000  5,784,510    $57,845   $70,334,435   $(33,018,960)   $39,873,320
                             ========= ============ =========== ========== ============= =============== ============


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2002             2001
                                                                          ----------------- ----------------
                                                                                              (Adjusted)
Operating activities:
Net income                                                                   $  1,010,503      $  1,107,980
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - loss on early extinguishment of debt                       73,297                 -
   Minority interest in Operating Partnership                                     287,211           331,386
   Depreciation and amortization of intangibles                                 4,065,090         3,973,118
   Amortization of defeasance credit                                              (83,328)          (83,328)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                (1,574,877)       (1,038,447)
      Accounts payable and accrued expenses                                       841,129           972,033
      Deferred revenue and security deposits                                     (200,283)           25,259
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       4,418,742         5,288,001

Investing activities:
Acquisition of apartment properties                                            (9,989,369)                -
Additions to apartment properties, net                                         (1,243,939)       (1,291,992)
Sale of restaurant property                                                             -           405,860
Acquisition of minority interest in Management Company                                  -           372,939
                                                                          ----------------- ----------------
Net cash used in investing activities                                         (11,233,308)         (513,193)

Financing activities:
Costs of issuance of preferred stock                                               (5,313)                -
Issuance of common stock                                                          404,001                 -
Redemption of Operating Partnership minority units                                      -           (14,864)
Distributions to Operating Partnership minority unitholders                    (1,055,931)       (1,058,149)
Dividends paid to preferred shareholder                                           (64,384)                -
Dividends paid to common shareholders                                          (3,568,586)       (3,538,309)
Proceeds from notes payable                                                    24,533,114           176,304
Principal payments on notes payable                                           (14,128,310)         (729,727)
Payment of deferred financing costs                                              (313,619)             (792)
                                                                          ----------------- ----------------
Net cash provided by (used in)
   financing activities                                                         5,800,972        (5,165,537)
                                                                          ----------------- ----------------

Net decrease in cash and cash equivalents                                      (1,013,594)         (390,729)
Cash and cash equivalents at beginning of period                                1,417,616         1,056,052
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                   $    404,022      $    665,323
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2002
(Unaudited)

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

                                                            2001 as                             2001 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Three months ended June 30, 2001
Revenues                                                     $9,239,333       $         -        $9,239,333
Expenses                                                      8,512,344          (101,550)        8,613,894
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                           726,989           101,550           625,439
Minority interest in Operating Partnership                      167,332            23,373           143,959
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                                559,657            78,177           481,480
Extraordinary item - loss on early
   extinguishment of debt                                             -                 -                 -
                                                        ----------------- ----------------- -----------------
Net income                                                   $  559,657       $    78,177       $   481,480
                                                        ================= ================= =================


                                                            2001 as                             2001 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Six months ended June 30, 2001
Revenues                                                    $18,196,603       $         -       $18,196,603
Expenses                                                     16,757,237          (203,100)       16,960,337
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         1,439,366           203,100         1,236,266
Minority interest in Operating Partnership                      331,386            46,759           284,627
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              1,107,980           156,341           951,639
Extraordinary item - loss on early
   extinguishment of debt                                             -                 -                 -
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 1,107,980       $   156,341        $  951,639
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

Note 3.  Apartment properties acquisition

Effective May 31, 2002, we acquired Barrington Place Apartments and Brookford Place Apartments for a contract price of approximately $32.1 million. Preliminary consideration for this acquisition has been set as follows:

o We assumed a first deed of trust loan secured by the assets and assignment of rents of Barrington Place Apartments with a balance of approximately $20.3 million.
o We assumed and retired existing liabilities of the former owners totaling approximately $10.0 million.
o We issued approximately 147,000 Operating Partnership units with an imputed value of $12.00 per unit, or approximately $1.8 million.

Through June 30, 2002, we have incurred and capitalized other direct costs of approximately $77,000 related to this acquisition.

The number of Operating Partnership units issued is subject to adjustment based on a final accounting of property-level operations and related liabilities assumed. We do not expect any material change in the components of consideration or other direct costs of the acquisition described above.

Barrington Place Apartments is located in Charlotte, North Carolina and contains 348 one-, two- and three-bedroom apartments. Brookford Place Apartments is located in Winston-Salem, North Carolina and contains 108 one- and two-bedroom apartments.

We acquired these properties from a private investment group. Brookford Place Apartments was the last of seven properties to be acquired under our 1997 agreement with this group, which we refer to as the Chrysson Parties. Two members of the selling group currently serve on the Company's board of directors. Prior to this transaction, we managed both of the acquired properties under third-party management contracts.

Note 4.  Long-term debt transactions

In conjunction with the acquisition of Barrington Place Apartments and Brookford Place Apartments, we assumed a first deed of trust loan secured by the assets and assignment of rents of Barrington Place Apartments with a balance of approximately $20.3 million. This loan provides for interest at an effective rate of approximately 7.0% and monthly payments including principal and interest of approximately $136,000, with maturity in November 2010. We paid and recorded deferred loan costs of approximately $161,000 related to this loan assumption.

On June 6, 2002, we applied $4.9 million proceeds from a fixed-rate loan to retire existing loan obligations of the former owners of Barrington Place Apartments and Brookford Place Apartments. A deed of trust and assignment of rents of Brookford Place Apartments secure this loan. This loan provides for interest at an effective rate of approximately 7.1% and monthly payments including principal and interest of approximately $32,000, with maturity in August 2012. We paid and recorded deferred loan costs of approximately $61,000 related to this loan transaction.

The balance of funds required for the acquisition of Barrington Place and Brookford Place came from operating cash and a $5.0 million draw on our revolving line of credit secured by Latitudes Apartments. We also drew an additional $500,000 on this revolving line of credit during May to fund other direct costs of the acquisition, loan fees, and improvements at apartment properties.

In January 2002, we applied a $6.0 million draw on our line of credit secured by Latitudes Apartments to retire a note payable in the amount of $6,094,000, secured by a deed of trust and assignment of rents of Oakbrook Apartments. In February 2002, we subsequently issued a note payable in the amount of $7,870,000 secured by a deed of trust and assignment of rents of Oakbrook Apartments. The note provides for interest at an effective rate of approximately 7.1% and monthly payments including principal and interest of approximately $52,000, with maturity in February 2012. We applied the proceeds of the Oakbrook note to reduce our Latitudes line of credit. In conjunction with the February refinance transaction, we paid and recorded deferred loan costs of approximately $90,000.

In conjunction with the January retirement, we wrote off unamortized loan costs of approximately $95,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

Note 5.  Shareholders' Equity

In May 2002, we issued 17,817 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $215,000.

In February 2002, we issued 16,258 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $189,000. In addition, we issued 5,562 shares of our common stock, in a non-cash transaction, to acquire the same number of Operating Partnership units from a former minority unitholder.

We calculated basic and diluted earnings per share using the following amounts:

                                               Three months ended                   Six months ended
                                                     June 30                            June 30
                                              2002             2001              2002              2001
                                        ----------------- ---------------- ----------------- -----------------
                                                            (Adjusted)                          (Adjusted)
Numerators:
Numerator for basic
  earnings per share -
  Income before
     extraordinary item                        $517,928          $559,657       $1,083,800        $1,107,980
  Extraordinary item                                  -                 -          (73,297)                -
  Cumulative preferred dividend                 (62,329)                -         (123,973)                -
                                        ----------------- ---------------- ----------------- -----------------
  Income available to
     common shareholders                       $455,599          $559,657         $886,530        $1,107,980
                                        ================= ================ ================= =================

Numerator for diluted
  earnings per share -
  Income before
     extraordinary item (1)                    $655,569          $726,989       $1,371,011        $1,439,366
  Extraordinary item (1)                              -                 -          (95,032)                -
                                        ----------------- ---------------- ----------------- -----------------
  Income available to
    common shareholders (1)                    $655,569          $726,989       $1,275,979        $1,439,366
                                        ================= ================ ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                 5,775,895         5,706,950        5,765,464         5,706,950
Effect of dilutive securities:
  Convertible preferred shares                  227,273                 -          227,273                 -
  Convertible Operating
     Partnership units                        1,748,785         1,706,193        1,726,507         1,706,833
  Stock options (2)                              17,096             3,060           13,274             1,347
                                        ----------------- ---------------- ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                         7,769,049         7,461,203        7,732,518         7,415,130
                                        ================= ================ ================= =================

(1) Assumes conversion of Series B Preferred shares and Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, and 120,000 shares at $13.125 from the calculation of diluted earnings per share for 2002 and 2001. We also excluded additional options to purchase 60,000 shares of common stock at $11.25 from the calculation of diluted earnings per share for 2001. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

Note 6.  Subsequent events

On July 18, 2002, the Board of Directors declared a regular quarterly cash dividend of $0.31 per share to be paid on August 15, 2002, to shareholders of record on August 1, 2002. The Board of Directors also authorized the payment of dividends totaling $62,329 to Series B Preferred shareholders in accordance with the investment agreement for those shares.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently manage 32 multi-family communities containing 7,303 units. Of these, we own 17 apartment communities containing 4,137 units. Third parties own the remaining 15 communities, containing 3,166 units, and we manage them on a contract basis. In addition to our apartment communities, we own 42 restaurant properties that we lease to a third party under a master lease on a triple-net basis.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

         Total revenues in the second quarter of 2002 were $9.2 million, essentially flat compared to the second quarter of 2002. Total revenues through the first six months of 2002 were $18.0 million, a decrease of 0.8% compared to the first six months of 2001. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for approximately 89% in the second quarters and through the first six months of both 2002 and 2001.

         Apartment rental income totaled $7.9 million in the second quarter of 2002, an increase of 0.5% compared to the second quarter of 2001. Through the first six months of 2002, apartment rental income totaled $15.3 million, a decrease of 1.4% compared to the first six months of 2001. These amounts include approximately $328,000 apartment rental income at Barrington Place and Brookford Place, which we acquired effective May 31, 2002. On a "same units" basis (those apartment units that we owned throughout the first six months of both years), apartment rental income decreased by 3.7% for the second quarter of 2002 compared to the second quarter of 2001, and by 3.5% for the first six months of 2002 compared to the first six months of 2001. These decreases were the result of slight declines in both occupancy and revenue per occupied unit.

         For the second quarter of 2002, overall average economic occupancy declined by 1.3% while average revenue per occupied unit declined by 2.1%, compared to the second quarter of 2001. For the first six months of 2002, overall average economic occupancy declined by 2.2% while average revenue per occupied unit declined by 1.1%, compared to the first six months of 2001. These comparisons are generally consistent between overall results and same units results. For the second quarter of 2002, same units average economic occupancy declined by 1.2%, while average revenue per occupied unit declined by 2.4%, compared to the second quarter of 2001. For the first six months of 2002, same units average economic occupancy declined by 2.1%, while average revenue per occupied unit declined by 1.2%, compared to the first six months of 2001.

         Overbuilding of apartment properties, a weak economy and extremely low home mortgage rates have led to intense competition for residents in our apartment markets. As a result, we have experienced declines in both occupancy and rental rates. While we remain committed to our apartment communities and markets over the long term, we do not expect a material improvement in our apartment operations until the economy strengthens sufficiently to promote job growth and increase demand for apartments. Exactly when that will occur is outside of our control and ability to predict. In the meantime, we will continue to focus on maximizing occupancy and improving efficiencies at both our apartment communities and corporate offices.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2002 follow:


                                        Three months ended June 30            Six months ended June 30
                                    ------------------------------------ -----------------------------------
                                                              Average                             Average
                                                              monthly                             monthly
                          Number                              revenue                             revenue
                            of        Average     Average       per       Average     Average       per
                        apartment    physical     economic    occupied    physical    economic    occupied
                          units      occupancy   occupancy      unit     occupancy   occupancy      unit
                        ----------- ------------ ----------- ----------- ----------- ----------- -----------
Abbington Place                360        92.1%       92.1%        $782       92.2%       92.3%        $783
Allerton Place                 228        90.9%       91.0%         767       92.3%       92.1%         770
Barrington Place*              348        91.9%       90.9%         819
Brookford Place*               108        92.4%       91.0%         706
Chason Ridge                   252        95.8%       96.9%         701       96.3%       96.5%         702
Harris Hill                    184        91.0%       92.3%         695       90.1%       91.6%         696
Latitudes                      448        97.3%       97.8%         811       96.7%       97.1%         806
Madison Hall                   128        95.5%       96.4%         601       94.4%       95.8%         592
Oakbrook                       162        91.8%       92.2%         776       92.3%       92.3%         781
Oak Hollow                     461        92.9%       93.3%         626       91.6%       91.9%         630
Paces Commons                  336        89.7%       89.6%         679       88.6%       88.7%         680
Paces Village                  198        88.7%       87.5%         668       86.5%       86.3%         675
Pepperstone                    108        93.5%       95.1%         677       93.0%       93.8%         686
Savannah Place                 172        90.2%       90.7%         721       92.2%       92.3%         719
Summerlyn Place                140        94.3%       95.0%         796       94.9%       95.5%         795
Waterford Place                240        95.6%       95.5%         844       93.8%       94.0%         851
Woods Edge                     264        92.7%       93.0%         758       92.5%       92.3%         766

All apartments               4,137
   - 2002                                 92.9%       93.2%         733       92.5%       92.7%         734
   - 2001                                 93.5%       94.5%         749       93.8%       94.9%         742

Same units                   3,681
   - 2002                                 93.0%       93.3%         731       92.6%       92.8%         733
   - 2001                                 93.5%       94.5%         749       93.8%       94.9%         742

*Acquired May 31, 2002

         Restaurant rental income was $1.0 million in the second quarter of 2002, a 0.8% decrease compared to the second quarter of 2001. Through the first six months of 2002, restaurant rental income was $2.0 million, a 1.6% decrease compared to the first six months of 2001. This decrease was the result of the sale of one restaurant property in the second quarter of 2001. Restaurant rental income for both 2002 and 2001 was the minimum rent. "Same store" (those restaurant properties that operated throughout the first six months of both 2002 and 2001) sales at our restaurant properties increased by 0.5% for the second quarter, and decreased by 1.0% for the first six months, of 2002 compared to 2001.

         Through June 30, 2002, we have sold five of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement which allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

         Management fee income totaled $287,000 in the second quarter of 2002 compared to $105,000 in the second quarter of 2001. Through the first six months of 2002, management fee income totaled $581,000, compared to $217,000 through the first six months of 2001. This increase is primarily attributable to the addition of 15 managed properties in the fourth quarter and first half of 2002. We expect these comparisons to decline slightly with our acquisition of Barrington Place and Brookford Place, which we previously managed under third-party management contracts from October 2001 through May 2002. Management fee income related to these two properties totaled $25,000 for the second quarter of 2002 (two months) and $68,000 through the first five months of 2002.

         Interest and other income totaled $69,000 in the second quarter of 2002 compared to $307,000 in the second quarter of 2001. Through the first six months of 2002, interest and other income totaled $106,000, compared to $381,000 through the first six months of 2001. These comparisons reflect the impact of non-routine income totaling approximately $210,000 in June 2001, as well as a decline in interest income.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, were $8.6 million in the second quarter of 2002, an increase of 0.6% compared to the second quarter of 2001. Through the first six months of 2002, total expenses were $16.7 million, a 0.5% decrease compared to the first six months of 2001.

         Effective January 1, 2002, in accordance with current accounting guidance, we no longer amortize the intangible related to our 1994 acquisition of management operations. We have adjusted the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation in our financial statements. This adjustment decreases our amortization expense by approximately $102,000 for the second quarter of 2001and $203,000 for the first six months of 2001 from the amounts that we previously reported.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the second quarter of 2002 totaled $3.0 million, a 5.4% increase compared to the second quarter of 2001. For the first six months of 2002, apartment operations expense was $5.7 million, a 5.1% increase compared to the first six months of 2001. These amounts include approximately $63,000 in apartment operations expenses for Barrington Place and Brookford Place, which we acquired May 31, 2002. On a same units basis, apartment operations expense increased 3.2% in the second quarter and 3.9% in the first six months of 2002 compared to 2001. These increases reflect a significant increase in property insurance expense, as well as higher costs associated with marketing, maintenance and resident turnover. Apartment operations expense represented 38.7% of related apartment rental income in the second quarter, and 37.4% of related apartment rental income through the first six months, of 2002, compared to 36.9% in the second quarter of 2001 and 35.1% through the first six months of 2001.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $294,000 in the second quarter of 2002, a 0.8% decrease compared to the second quarter of 2001.

Through the first six months of 2002, apartment administration expense was $619,000, a 21.1% increase compared to the first six months of 2001. These comparisons reflect the initial impact of the addition of 15 managed properties to our management portfolio in the fourth quarter of 2001 and early 2002, as well as efficiencies gained during the second quarter of 2002.

         Corporate administration expense was $496,000 in the second quarter of 2002, an increase of 0.7% compared to the second quarter of 2001. Through the first six months of 2002, corporate administration expense was $1.1 million, a 7.2% increase compared to the first six months of 2001. This increase was primarily attributable to a non-recurring expense of $40,000 for outside consulting services.

         Depreciation expense totaled $2.0 million in the second quarter of 2002, a 2.4% increase compared to the second quarter of 2001. Through the first six months of 2002, depreciation expense totaled $4.0 million, a 2.2% increase compared to the first six months of 2002. These increases are attributable to the addition of two communities (approximately $75,000), as well as the impact of additions and replacements at other apartment communities.

         Amortization expense (of deferred loan costs) was $50,000 in the second quarter, and $98,000 through the first six months, of 2002, essentially flat compared to 2001 amounts. As discussed above, we no longer amortize the intangible related to acquisition of management operations, and we have adjusted the 2001 comparative financial statements to exclude this amortization.

         Interest expense totaled $2.7 million in the second quarter of 2002, a 5.5% decrease compared to the second quarter of 2001. For the first six months of 2002, interest expense was $5.2 million, a 10.9% decrease compared to the first six months of 2001. These amounts include approximately $125,000 interest expense in June 2002 for first deed of trust loans related to Barrington Place and Brookford Place, which we acquired effective May 31, 2002. The decrease in interest expense was the result of the combined effect of lower interest rates on our lines of credit and the impact of refinancing two fixed-rate loans at lower rates during 2001 and early 2002. Variable interest rates have declined approximately 2.1% since June 2001. Overall, weighted average interest rates were 6.2% for the second quarter and first six months of 2002, compared to 6.9% for the second quarter of 2001 and 7.1% for the first six months of 2001.

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

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The dividend on the Series B shares is $1.10 per year per share. The cumulative preferred dividend totals approximately $62,000 for the second quarter of 2002, and approximately $124,000 for the first six months of 2002.

Net income

         Income available to common shareholders, after the cumulative preferred dividend, was $456,000 for the second quarter of 2002, a decrease of 18.6% compared to the second quarter of 2001. For the first six months of 2002, income available to common shareholders, after the extraordinary item recorded in the first quarter and cumulative preferred dividend for two quarters, was $887,000, a 20.0% decrease compared to the first six months of 2001.

         Income before the cumulative preferred dividend was $518,000 for the second quarter of 2002, a 7.5% decrease compared to the second quarter of 2002. For the first six months of 2002, income before the extraordinary item (that was recorded in the first quarter) and cumulative preferred dividend for two quarters was $1.1 million, a 2.2% decrease compared to the first six months of 2001.

         These comparisons reflect the favorable impact of lower interest rates, offset by the effect of declines in apartment operations, the extraordinary charge to earnings, and the cumulative preferred dividend. Operating Partnership earnings before interest, depreciation and amortization, and the extraordinary item decreased by 3.2% in the second quarter of 2002 and 5.4% through the first six months of 2002 compared to 2001.


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

         Funds from operations of the Operating Partnership totaled $2.6 million for the second quarter of 2002, a 3.2% decrease compared to the second quarter of 2001. For the first six months of 2002, funds from operations of the Operating Partnership totaled $5.2 million, a 2.0% decrease compared to the first six months of 2001. These comparisons reflect the favorable impact of lower interest rates, offset by the effect of declines in apartment operations and the cumulative preferred dividend.

         We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------  ---------------
                                                              (Adjusted)                      (Adjusted)
Income before minority interest
   and extraordinary item                         $  656          $  727          $1,371          $1,439
Cumulative preferred dividend                        (62)              -            (124)              -
Depreciation                                       2,021           1,974           3,967           3,881
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,614          $2,701          $5,214          $5,320
                                             =============== =============== =============== ===============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,614          $2,701          $5,214          $5,320
Amortization of loan costs                            50              49              98              92
Recurring capital expenditures                      (452)           (303)           (735)           (554)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,212          $2,447          $4,577          $4,859
                                             =============== =============== =============== ===============

         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,614          $2,701          $5,214          $5,320
Minority interest in
   funds from operations                            (608)           (622)         (1,202)         (1,225)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders               $2,006          $2,079          $4,013          $4,095
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                           $2,338          $2,578          $4,419          $5,288
   Investing activities                          (10,689)           (264)        (11,233)           (513)
   Financing activities                            8,207          (2,815)          5,801          (5,166)

Dividends and distributions paid to:
   Preferred shareholders                         $   62          $    -          $   64          $    -
   Common shareholders                             1,788           1,769           3,569           3,538
   Minority unitholders in
      Operating Partnership                          527             529           1,056           1,058

Scheduled debt principal payments                 $   72          $   96          $  120          $  187
Non-recurring capital expenditures                   247             370             509             741

Weighted average shares outstanding
   Preferred shares                                  227               -             227               -
   Common shares                                   5,776           5,707           5,765           5,707
Weighted average Operating
   Partnership minority units
   outstanding                                     1,749           1,706           1,727           1,707


Capital Resources and Liquidity

Capital Resources

         Effective May 31, 2002, we acquired Barrington Place Apartments and Brookford Place Apartments for a contract price of approximately $32.1 million. This acquisition is described in detail in the notes to the financial statements included in this Quarterly Report as well as in a Form 8-K/A report that we filed with the Securities and Exchange Commission in late July. A summary of funding for this acquisition is as follows:

o We assumed a first deed of trust loan secured by the assets and assignment of rents of Barrington Place Apartments with a balance of approximately $20.3 million. This fixed-rate loan provides for interest at an effective rate of approximately 7.0% and monthly payments including principal and interest of approximately $136,000, with a balloon payment of approximately $18.0 million due in November 2010.
o We applied approximately $4.9 million proceeds from a fixed-rate loan to retire existing obligations of the former owners. A deed of trust and assignment of rents of Brookford Place Apartments secure this loan. The loan provides for interest at an effective rate of approximately 7.1% and monthly payments including principal and interest of approximately $32,000, with a balloon payment of approximately $4.2 million due in August 2012.

o We applied a $5.0 million draw on our revolving line of credit secured by Latitudes Apartments and approximately $100,000 operating cash to retire existing obligations of the former owners.
o We tentatively issued approximately 147,000 Operating Partnership units with an imputed value of $12.00 per unit, or approximately $1.8 million. The number of units issued is subject to adjustment based on a final accounting of property-level operations and related liabilities assumed.

         To date we have incurred other direct costs of approximately $77,000 related to this acquisition. In addition, we paid and recorded deferred loan costs of approximately $222,000 related to the loans for Barrington Place and Brookford Place. We drew an additional $500,000 on our revolving line of credit secured by Latitudes Apartments during May to fund these payments as well as improvements at apartment properties.

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

         As of June 30, 2002, total long-term debt was $193.1 million, including $149.0 million of notes payable at fixed interest rates ranging from 6.35% to 8.55%, and $44.1 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 6.2% at June 30, 2002, and December 31, 2001, and 6.7% at June 30, 2001. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $450,000.

         In May 2002, we issued 17,817 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $215,000. In February 2002, we issued 16,258 shares of our common stock through this Plan for proceeds of approximately $189,000. In addition, we issued 5,562 shares of our common stock, in a non-cash transaction, to acquire the same number of Operating Partnership units from a former minority unitholder.

Cash flows and liquidity

         Net cash flows from operating activities were $2.3 million in the second quarter of 2002, compared to $2.6 million in the second quarter of 2001. Through the first six months of 2002, net cash flows from operating activities were $4.4 million, compared to $5.3 million in the first six months of 2001.

         We have announced that the company will pay a regular quarterly dividend of $0.31 per share on August 15, 2002, to shareholders of record on August 1, 2002. We remain committed to paying the highest dividend that is reasonably prudent. However, any number of unforeseen events or circumstances (for example, a substantial decline in apartment operations, a substantial increase in short-term interest rates, or the sale of the restaurant properties or other assets) could necessitate a reduction in dividend. While we generate a substantial amount of cash flow after expenses, we currently pay out virtually all of it as dividends. The amount of dividend paid is determined by currently available cash flow and the outlook for future cash flow. Ultimately, the decision as to the amount of dividend paid is a judgment call in which we attempt to balance our desire to maximize the dividends paid to our shareholders with the cash needed to properly operate the company.

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

Critical Accounting Policies - Capital expenditures and depreciation

         In general, for acquired apartment properties, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For the acquisition of Barrington and Brookford, we performed a detailed analysis of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: land improvements, 7-20 years; short-lived building components, 5-20 years; base building structure, 60 years; and fixtures, equipment and floor coverings, 5-10 years.

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

         Through June 30, 2002, repairs and maintenance at our apartment communities totaled approximately $2.1 million, including $764,000 in compensation of service staff and $1,309,000 in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through June 30, 2002, in aggregate and per apartment unit, follows:

                                                  Total            Per unit
                                           ----------------- ------------------
                                                 (000's)

Recurring capital expenditures:
   Floor coverings                                    $294               $ 80
   Appliances/HVAC                                      97                 26

                                                  Total            Per unit
                                           ----------------- ------------------
                                                 (000's)

   Exterior paint                                      108                 29
   Computer/support equipment                           12                  3
   Other                                               224                 61
                                            ----------------- ------------------
                                                      $735               $200
                                            ================= ==================

Non-recurring capital expenditures:
   Acquisition improvements                           $344
   Additions and betterments                           135
   Computer/support equipment                           30
                                            -----------------
                                                      $509
                                            =================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Recently Issued Accounting Standards

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under Statement 4. We plan to adopt Statement 145 effective January 1, 2003. Upon adoption, the extraordinary items for loss on early extinguishment of debt that we have reported in 2002 and earlier will be reclassified to conform to Statement 145. While adoption of Statement 145 will have no impact on net income, it will tend to reduce funds from operations and income before extraordinary items and eliminate extraordinary items as previously reported.


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


                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on May 23, 2003. Of the 5,766,693 shares of common stock issued, outstanding, and entitled to vote at this meeting, 5,364,373, or 93.0%, were present in person or by proxy. The following proposal was approved:


                                                                                  Withheld/       Broker
                                                      For          Against        Abstained      Non-votes
                                                 -------------- --------------- -------------- --------------
Election of directors to serve until the 2005 annual meeting:
     D. Scott Wilkerson                            5,272,673             -0-         91,700        103,181
     Paul G. Chrysson                              5,281,309             -0-         83,064        103,181

Election of a director to serve until the 2003 annual meeting:
     B. Mayo Boddie                                5,278,923             -0-         85,449        103,181

Election of a Series B director to serve until
     the 2003 annual meeting:
     Peter J. Weidhorn (elected by the holders
     of Series B Cumulative Preferred Stock)
                                                     227,273             -0-             -0-            -0-

         Other directors, whose terms of office as directors continue after the meeting are as follows:

Serving until the 2003 annual meeting:
     W. Michael Gilley

     Serving until the 2004 annual meeting:
     Stephen R. Blank
     Philip S. Payne


Item 5.  Other Information

Re-appointment of officers

         The Company has announced the re-appointment of the following officers:

D. Scott Wilkerson       President and Chief Executive Officer
Philip S. Payne          Executive Vice President, Chief Financial Officer,
                         Treasurer, and Assistant Secretary
Pamela B. Bruno          Vice President, Chief Accounting Officer, and
                         Assistant Secretary
Douglas E. Anderson      Vice President and Secretary
Teresa Sandman           Vice President - Property Management


Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:

           The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

    99.1        Section 906 Certification by Chief Executive Officer
    99.2        Section 906 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

      We filed a Current Report on Form 8-K in early June to report the acquisition of Barrington Place and Brookford Place Apartments as of May 31, 2002. We subsequently filed an amendment to this Current Report on Form 8-K/A in late July to provide required audited financial statements and pro forma financial information for this acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BNP RESIDENTIAL PROPERTIES, INC.
                                  (Registrant)




August 12, 2002                        /s/ Philip S. Payne
                                  --------------------------------------
                                  Philip S. Payne
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Duly authorized officer)



August 12, 2002                        /s/ Pamela B. Bruno
                                  --------------------------------------
                                  Pamela B. Bruno
                                  Vice President, Controller and
                                  Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                        Page

    99.1      Section 906 Certification by Chief Executive Officer         27
    99.2      Section 906 Certification by Chief Financial Officer         28