Form 10-Q
period 2002-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2002-11-12
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 4, 2002 (the latest practicable date).

Common Stock, $.01 par value                   5,807,988
----------------------------                   -----------------------
(Class)                                        (Number of shares)


                                                Exhibit Index:  Page 30

                                TABLE OF CONTENTS


Item No.                                                                Page No.

            PART I - Financial Information

   1        Financial Statements                                          3
   2        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13
   3        Quantitative and Qualitative Disclosures
            About Market Risk                                            23
   4        Controls and Procedures                                      24

            PART II - Other Information

   6        Exhibits and Reports on Form 8-K                             24

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             2002               2001
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $275,174,759       $221,589,470
   Restaurant properties                                                     39,158,921         39,158,921
                                                                       ------------------ ------------------
                                                                            314,333,680        260,748,391
   Less accumulated depreciation                                            (47,071,017)       (40,751,890)
                                                                       ------------------ ------------------
                                                                            267,262,663        219,996,501
Cash and cash equivalents                                                       667,944          1,417,616
Other current assets                                                          5,168,055          1,693,374
Notes receivable, net of reserve                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,248,855          1,062,069
                                                                       ------------------ ------------------
         Total assets                                                      $275,562,605       $225,384,648
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $211,092,488       $162,330,222
Accounts payable and accrued expenses                                         3,176,801            997,768
Deferred revenue and security deposits                                        1,291,113          1,349,155
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              375,040            500,032
                                                                       ------------------ ------------------
      Total liabilities                                                     215,935,442        165,177,177

Minority interest in Operating Partnership                                   18,597,747         18,173,557
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   454,545 at September 30, 2002,
   227,273 at December 31, 2001                                               5,000,000          2,500,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,807,988 at September 30, 2002,
   5,744,873 at December 31, 2001                                                58,080             57,449
Additional paid-in capital                                                   70,493,644         69,872,958
Dividend distributions in excess of net income                              (34,522,308)       (30,396,493)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             41,029,416         42,033,914
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $275,562,605       $225,384,648
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2002             2001              2002             2001
                                       ----------------- ---------------- ----------------- ----------------
                                                           (Adjusted)                         (Adjusted)
Revenues
Apartment rental income                    $ 8,648,684       $ 7,690,482      $23,993,542       $23,246,419
Restaurant rental income                     1,005,320         1,005,319        3,015,958         3,047,872
Management fee income                          258,297            93,863          839,091           310,960
Interest and other income                       24,143           362,871          130,337           743,887
                                       ----------------- ---------------- ----------------- ----------------
                                             9,936,444         9,152,535       27,978,928        27,349,138
Expenses
Apartment operations                         3,304,638         2,850,283        9,040,369         8,310,186
Apartment administration                       311,272           227,764          930,692           739,415
Corporate administration                       399,602           437,441        1,488,762         1,453,607
Depreciation                                 2,345,959         1,946,325        6,313,099         5,827,142
Amortization of deferred
   loan costs                                   82,427            46,128          180,377           138,429
Interest                                     3,049,032         2,769,358        8,211,104         8,565,757
                                       ----------------- ---------------- ----------------- ----------------
                                             9,492,930         8,277,299       26,164,403        25,034,536
                                       ----------------- ---------------- ----------------- ----------------
Income before
   minority interest and
   extraordinary item                          443,514           875,236        1,814,525         2,314,602
Minority interest in
   Operating Partnership                        89,710           201,173          376,921           532,558
                                       ----------------- ---------------- ----------------- ----------------
Income before
   extraordinary item                          353,804           674,063        1,437,604         1,782,044
Extraordinary item - loss on
   early extinguishment
   of debt                                           -            99,577           73,297            99,577
                                       ----------------- ---------------- ----------------- ----------------
Net income                                     353,804           574,486        1,364,307         1,682,467
Cumulative preferred dividend                   72,603                 -          196,576                 -
                                       ----------------- ---------------- ----------------- ----------------
Income available to
   common shareholders                     $   281,201       $   574,486      $ 1,167,731       $ 1,682,467
                                       ================= ================ ================= ================

Per common share:
Basic earnings per share -
   Before extraordinary item                    $0.06             $0.12            $0.25             $0.31
   Extraordinary item                            -                (0.02)           (0.01)            (0.02)
   Available to shareholders                     0.05              0.10             0.20              0.29
Diluted earnings per share -
   Before extraordinary item                    $0.06             $0.12            $0.24             $0.31
   Extraordinary item                            -                (0.02)           (0.01)            (0.02)
   Available to shareholders                     0.05              0.10             0.20              0.29
Dividends declared                               0.31              0.31             0.93              0.93
Weighted average common
   shares outstanding                        5,797,197         5,717,040        5,776,158         5,710,350



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2001      227,273  $2,500,000  5,744,873    $57,449   $69,872,958   $(30,396,493)   $42,033,914
Common stock issued                  -           -     21,820        218       251,556              -        251,774
Costs of preferred stock
issue                                -           -          -          -        (5,313)             -        (5,313)
Dividends paid - preferred           -           -          -          -             -         (2,740)       (2,740)
Dividends paid - common              -           -          -          -             -     (1,780,911)   (1,780,911)
Net income                           -           -          -          -             -        492,575       492,575
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2002         227,273   2,500,000  5,766,693     57,667    70,119,201    (31,687,569)   40,989,299

Common stock issued                  -           -     17,817        178       215,234              -       215,412
Dividends paid - preferred           -           -          -          -             -        (61,644)      (61,644)
Dividends paid - common              -           -          -          -             -     (1,787,675)   (1,787,675)
Net income                           -           -          -          -             -        517,928       517,928
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2002          227,273   2,500,000  5,784,510     57,845    70,334,435    (33,018,960)   39,873,320

Common stock issued                  -           -     23,478        235       260,265              -       260,500
Preferred stock issued         227,272   2,500,000          -          -      (101,056)             -     2,398,944
Dividends paid - preferred           -           -          -          -             -        (63,013)      (63,013)
Dividends paid - common              -           -          -          -             -     (1,794,139)   (1,794,139)
Net income                           -           -          -          -             -        353,804       353,804
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance September 30, 2002     454,545  $5,000,000  5,807,988    $58,080   $70,493,644   $(34,522,308)   $41,029,416
                             ========= ============ =========== ========== ============= =============== ============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2002             2001
                                                                          ----------------- ----------------
                                                                                              (Adjusted)
Operating activities:
Net income                                                                    $ 1,364,307       $ 1,682,467
Adjustments to reconcile net income to
   net cash provided by operations:
   Extraordinary item - loss on early extinguishment of debt                       73,297            99,577
   Minority interest in Operating Partnership                                     376,921           532,558
   Depreciation and amortization of intangibles                                 6,493,476         5,965,571
   Amortization of defeasance credit                                             (124,992)         (124,992)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                (2,383,799)         (967,944)
      Accounts payable and accrued expenses                                     1,581,389           953,323
      Deferred revenue and security deposits                                     (239,877)           45,934
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       7,140,722         8,186,494


Investing activities:
Acquisition of apartment properties                                           (29,768,057)                -
Additions to apartment properties, net                                         (2,125,720)       (2,121,151)
Sale of restaurant property                                                             -           405,860
Acquisition of minority interest in Management Company                                  -           372,939
                                                                          ----------------- ----------------
Net cash used in investing activities                                         (31,893,777)       (1,342,352)

Financing activities:
Issuance of preferred stock                                                     2,493,631                 -
Issuance of common stock                                                          630,570           205,529
Redemption of Operating Partnership minority units                                      -           (14,864)
Distributions to Operating Partnership minority unitholders                    (1,597,446)       (1,586,976)
Dividends paid to preferred shareholder                                          (127,397)                -
Dividends paid to common shareholders                                          (5,362,725)       (5,307,464)
Proceeds from notes payable                                                    42,674,194        16,847,999
Principal payments on notes payable                                           (14,245,250)      (10,955,975)
Payment of deferred financing costs                                              (462,194)         (133,083)
                                                                          ----------------- ----------------
Net cash provided by (used in) financing activities                            24,003,383          (944,834)
                                                                          ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                             (749,672)        5,899,308
Cash and cash equivalents at beginning of period                                1,417,616         1,056,052
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                    $   667,944       $ 6,955,360
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2002
(Unaudited)

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

                                                            2001 as                             2001 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Three months ended September 30, 2001
Revenues                                                     $9,152,535       $         -        $9,152,535
Expenses                                                      8,277,299          (101,550)        8,378,849
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                           875,236           101,550           773,686
Minority interest in Operating Partnership                      201,173            23,338           177,835
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                                674,063            78,212           595,851
Extraordinary item - loss on early
   extinguishment of debt                                        99,577                 -            99,577
                                                        ----------------- ----------------- -----------------
Net income                                                   $  574,486       $    78,212        $  496,274
                                                        ================= ================= =================



                                                            2001 as                             2001 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Nine months ended September 30, 2001
Revenues                                                    $27,349,138       $         -       $27,349,138
Expenses                                                     25,034,536          (304,650)       25,339,186
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         2,314,602           304,650         2,009,952
Minority interest in Operating Partnership                      532,558            70,096           462,462
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              1,782,044           234,554         1,547,490
Extraordinary item - loss on early
   extinguishment of debt                                        99,577                 -            99,577
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 1,682,467       $   234,554       $ 1,447,913
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

Note 3.  Apartment properties acquisitions

Effective September 18, 2002, we acquired Alta Harbour Apartments for a contract price of $19.3 million, less approximately $130,000 in credits given by the seller. Through September 30, 2002, we have incurred and capitalized other direct costs of approximately $30,000.

Effective May 31, 2002, we acquired Barrington Place Apartments and Brookford Place Apartments for a contract price of approximately $32.1 million. Consideration for this acquisition consisted of the following:

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

Through September 30, 2002, we have incurred and capitalized other direct costs of approximately $90,000 related to this acquisition.

Note 4.  Long-term debt transactions

In conjunction with the acquisition of Alta Harbour Apartments, we executed a $15.9 million first deed of trust note payable, secured by the assets and assignment of rents of Alta Harbour Apartments. This loan provides for interest at 5.85% and monthly payments including principal and interest of approximately $94,000, with maturity in September 2012. We paid and recorded deferred loan costs of approximately $150,000 related to this loan.

In conjunction with the acquisition of Barrington Place Apartments and Brookford Place Apartments, we assumed a first deed of trust loan secured by the assets and assignment of rents of Barrington Place Apartments with a balance of approximately $20.3 million. This loan provides for interest at an effective rate of approximately 7.0% and monthly payments including principal and interest of approximately $136,000, with maturity in November 2010. We paid and recorded deferred loan costs of approximately $160,000 related to this loan assumption.

In June 2002, we applied $4.9 million proceeds from a fixed-rate loan to retire existing loan obligations of the former owners of Barrington Place Apartments and Brookford Place Apartments. A deed of trust and assignment of rents of Brookford Place Apartments secure this loan. This loan provides for interest at an effective rate of approximately 7.1% and monthly payments including principal and interest of approximately $32,000, with maturity in August 2012. We paid and recorded deferred loan costs of approximately $60,000 related to this loan transaction.

In conjunction with the Alta Harbour acquisition, we issued $2.5 million in preferred stock (discussed in Note 5). The balance of funds required for the Alta Harbour and Barrington Place/Brookford Place acquisitions came from operating cash and $7.0 million in draws on our revolving line of credit secured by Latitudes Apartments. We also drew an additional $0.5 million on this revolving line of credit to fund improvements at apartment properties.

In January 2002, we applied a $6.0 million draw on our line of credit secured by Latitudes Apartments to retire a note payable in the amount of $6.1 million, secured by a deed of trust and assignment of rents of Oakbrook Apartments. In February 2002, we subsequently issued a note payable in the amount of $7.9 million secured by a deed of trust and assignment of rents of Oakbrook Apartments. The note provides for interest at an effective rate of approximately 7.1% and monthly payments including principal and interest of approximately $52,000, with maturity in February 2012. We applied the proceeds of the Oakbrook note to reduce our Latitudes line of credit. In conjunction with the February refinance transaction, we paid and recorded deferred loan costs of approximately $90,000.

In conjunction with the January retirement, we wrote off unamortized loan costs of approximately $95,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

Note 5.  Shareholders' Equity

In September 2002, we issued 227,272 shares of our preferred stock to a single investor for proceeds of $2.5 million. We issued these shares under the terms of the December 2001 investment agreement with that investor for the purchase of up to 454,545 share of Series B Cumulative Convertible Preferred Stock at $11.00 per share.

In August 2002, we issued 20,443 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $227,000. During the first and second quarters of 2002, we issued approximately 34,000 shares of our common stock through this Plan.

In addition, during the third quarter of 2002, we issued 3,035 shares of our common stock, in a non-cash transaction, to acquire the same number of Operating Partnership units from a former minority unitholder. During the first quarter of 2002, we issued 5,562 shares of our common stock in a similar transaction.

We calculated basic and diluted earnings per share using the following amounts:

                                               Three months ended                  Nine months ended
                                                  September 30                        September 30
                                              2002             2001              2002              2001
                                        ----------------- ---------------- ----------------- -----------------
                                                            (Adjusted)                          (Adjusted)

Numerators:
Numerator for basic
  earnings per share -
  Income before
     extraordinary item                        $353,804         $ 674,063       $1,437,604        $1,782,044
  Extraordinary item                                  -           (99,577)         (73,297)          (99,577)
  Cumulative preferred dividend                 (72,603)                -         (196,576)                -
                                        ----------------- ---------------- ----------------- -----------------
  Income available to
     common shareholders                       $281,201         $ 574,486       $1,167,731        $1,682,467
                                        ================= ================ ================= =================

Numerator for diluted
  earnings per share -
  Income before
     extraordinary item (1)                    $443,514         $ 875,236       $1,814,525        $2,314,602
  Extraordinary item (1)                              -          (129,239)         (95,032)         (129,239)
  Cumulative preferred dividend                 (72,603)                -         (196,576)                -
                                         ----------------- ---------------- ----------------- -----------------
  Income available to
    common shareholders (1)                    $370,911         $ 745,997       $1,522,917        $2,185,363
                                        ================= ================ ================= =================



                                               Three months ended                  Nine months ended
                                                  September 30                        September 30
                                              2002             2001              2002              2001
                                        ----------------- ---------------- ----------------- -----------------
                                                            (Adjusted)                          (Adjusted)

Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                 5,797,197         5,717,040        5,776,158         5,710,350
Effect of dilutive securities:
  Convertible Operating
     Partnership units                        1,845,056         1,705,897        1,766,457         1,706,517
  Stock options (2)                               7,484             4,301           10,971             2,376
                                        ----------------- ---------------- ----------------- -----------------


Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                         7,649,737         7,427,238        7,553,586         7,419,243
                                        ================= ================ ================= =================



(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, and 120,000 shares at $13.125 from the calculation of diluted earnings per share for all periods in 2002 and 2001. We also excluded additional options to purchase 60,000 shares of common stock at $11.25 from the calculation of diluted earnings per share for all periods except the nine months ended September 30, 2002. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

During the third quarter of 2002, we identified an error in our calculation of diluted earnings per share as previously reported for the first and second quarters of 2002. The convertible preferred shares outstanding are antidilutive--the cumulative preferred dividend should have been deducted, and the preferred shares should not have been added back, for calculation of diluted earnings per common share. Corrected amounts for earnings per common share are as follows:


                                                   Six Months
                                                     Ended                     Three months ended
                                                 June 30, 2002        June 30, 2002        March 31, 2002
                                              -------------------- --------------------- --------------------
Basic earnings per share -
   Before extraordinary item                              $0.19                $0.09                 $0.10
   Extraordinary item                                     (0.01)                -                    (0.01)
   Available to shareholders                               0.15                 0.07                   .08
Diluted earnings per share -
   Before extraordinary item                               0.18                 0.09                  0.09
   Extraordinary item                                     (0.01)                -                    (0.01)
   Available to shareholders                               0.15                 0.08                  0.07

Note 6.  Subsequent events

On October 17, 2002, the Board of Directors declared a regular quarterly cash dividend of $0.31 per share to be paid on November 15, 2002, to common shareholders of record on November 1, 2002. The Board of Directors also authorized the payment of dividends totaling $72,603 to the Series B Preferred shareholder in accordance with the investment agreement for those shares.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently manage 32 multi-family communities containing 7,392 units. Of these, we own 18 apartment communities containing 4,427 units. Third parties own the remaining 14 communities, containing 2,965 units, and we manage them on a contract basis. In addition to our apartment communities, we own 42 restaurant properties that we lease to a third party under a master lease on a triple-net basis.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6032, telephone 704/944-0100.

Results of Operations

Revenues

         Total revenues in the third quarter of 2002 were $9.9 million, an increase of 8.6% compared to the third quarter of 2001. Total revenues through the first nine months of 2002 were $28.0 million, an increase of 2.3% compared to the first nine months of 2001. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for approximately 90% of total revenues in the third quarter and 89% through the first nine months of 2002.

         Apartment rental income totaled $8.6 million in the third quarter of 2002, an increase of 12.5% compared to the third quarter of 2001. Through the first nine months of 2002, apartment rental income totaled $24.0 million, an increase of 3.2% compared to the first nine months of 2001. These increases are primarily due to apartment property acquisitions in second and third quarter of 2002, which contributed approximately $1.0 million to apartment rental income in the third quarter, and $1.4 million to apartment rental income in the first nine months of 2002.

         On a "same units" basis (those apartment units that we owned throughout the first nine months of both years), apartment rental income decreased by 1.3% for the third quarter of 2002 compared to the third quarter of 2001, and by 2.8% for the first nine months of 2002 compared to the first nine months of 2001. These decreases were the result of generally consistent occupancy and slight declines in average revenue per occupied unit.

         For the third quarter of 2002, overall average economic occupancy increased by 0.8%, while average revenue per occupied unit declined by 1.7%, compared to the third quarter of 2001. For the first nine months of 2002, overall average economic occupancy declined by 1.3%, while average revenue per occupied unit declined by 1.3%, compared to the first nine months of 2001. These comparisons are generally consistent between overall results and same units results.

         For the third quarter of 2002, same units average economic occupancy increased by 1.0%, while average revenue per occupied unit declined by 2.1%, compared to the third quarter of 2001. For the first nine months of 2002, same units average economic occupancy declined by 1.2%, while average revenue per occupied unit declined by 1.6%, compared to the first nine months of 2001.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2002 follow:


                                                    Three months ended               Nine months ended
                                                    September 30, 2002              September 30, 2002
                                                  -------------------------------------------------------
                                                               Average                          Average
                                                               monthly                          monthly
                               Number                          revenue                          revenue
                                 of                Average       per                Average       per
                             apartment             economic    occupied             economic    occupied
                               units              occupancy      unit              occupancy      unit
                             ----------- -------- ----------- ----------- -------- ----------- -----------
Abbington Place                     360                95.1%        $758                93.2%        $774
Allerton Place                      228                92.8%         774                92.3%         771
Alta Harbour (1)                    290
Barrington Place (2)                348                92.2%         784                91.5%         801
Brookford Place (2)                 108                92.6%         710                91.8%         708
Chason Ridge                        252                96.5%         737                96.5%         713
Harris Hill                         184                93.1%         683                92.1%         692
Latitudes                           448                97.3%         836                97.2%         816
Madison Hall                        128                91.4%         614                94.4%         600
Oakbrook                            162                90.3%         758                91.6%         773
Oak Hollow                          461                88.4%         635                90.7%         632
Paces Commons                       336                94.1%         655                90.5%         672
Paces Village                       198                93.5%         671                88.7%         674
Pepperstone                         108                97.2%         682                94.9%         685
Savannah Place                      172                93.0%         733                92.5%         724
Summerlyn Place                     140                93.3%         815                94.7%         802
Waterford Place                     240                96.5%         844                94.8%         849
Woods Edge                          264                92.5%         748                92.3%         760

All apartments (1)                4,137
   - 2002                                              93.5%         737                93.0%         735
   - 2001                                              92.8%         750                94.2%         745

Same units                        3,681
   - 2002                                              93.7%         734                93.1%         733
   - 2001                                              92.8%         750                94.2%         745

(1) We acquired Alta Harbour Apartments effective September 18, 2002. We have excluded Alta Harbour from these calculations as of September 30.
(2) We acquired Barrington Place and Brookford Place effective May 31, 2002.

         Overbuilding of apartment properties, a weak economy and extremely low home mortgage rates have led to intense competition for residents in our apartment markets during the last two years. While we believe we are beginning to see some signs of strengthening in our apartment markets, we cannot predict this with any level of certainty at this time.

         We remain committed to our markets and our focus on the middle market apartment properties. We have continued to add to and improve our apartment portfolio by acquiring three apartment properties so far this year. With these additions, we now own 18 apartment properties containing 4,427 apartment units. Our portfolio consists of good quality middle market apartments in excellent locations. Our goal in operating our properties is to provide the nicest apartment available in our price range. We provide a quality apartment for a reasonable price. With our locations and emphasis on value, we believe we can compete effectively with the newer, more highly priced properties. In addition, we believe that our choice to operate in middle market apartments has somewhat mitigated the impact of the competitive conditions we currently face.

         Restaurant rental income was $1.0 million in the third quarters of both 2002 and 2001. Through the first nine months of 2002, restaurant rental income was $3.0 million, a 1.0% decrease compared to the first nine months of 2001. This decrease was the result of the sale of one restaurant property in the second quarter of 2001. Restaurant rental income for both 2002 and 2001 was the minimum rent. "Same store" (those restaurant properties that operated throughout the first nine months of both 2002 and 2001) sales at our restaurant properties decreased by 4.7% for the third quarter and 2.2% for the first nine months of 2002 compared to the same periods in 2001.

         Through September 30, 2002, we have sold five of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement which allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

         Management fee income totaled $258,000 in the third quarter of 2002 compared to $94,000 in the third quarter of 2001. Through the first nine months of 2002, management fee income totaled $839,000, compared to $311,000 through the first nine months of 2001. This increase is primarily attributable to a significant increase in the number of managed properties in the fourth quarter of 2001 and early 2002. We expect these comparisons to decline slightly due to our acquisition of Barrington Place and Brookford Place, which we previously managed under third-party management contracts from October 2001 through May 2002. Management fee income related to these two properties totaled $68,000 for the first five months of 2002.

         Interest and other income totaled $24,000 in the third quarter of 2002 compared to $363,000 in the third quarter of 2001. Through the first nine months of 2002, interest and other income totaled $130,000, compared to $744,000 through the first nine months of 2001. These comparisons reflect the impact of non-routine income totaling approximately $326,000 in the third quarter of 2001, and $539,000 in the first nine months of 2001, as well as a decline in interest income during the first nine months of 2002.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, were $9.5 million in the third quarter of 2002, an increase of 14.7% compared to the third quarter of 2001. Through the first nine months of 2002, total expenses were $26.2 million, an increase of 4.5% compared to the first nine months of 2001.

         Effective January 1, 2002, in accordance with current accounting guidance, we no longer amortize the intangible related to our 1994 acquisition of management operations. We have adjusted the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation in our financial statements. This adjustment decreases our amortization expense by approximately $102,000 for the third quarter of 2001 and $305,000 for the first nine months of 2001 from the amounts that we previously reported.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the third quarter of 2002 totaled $3.3 million, a 15.9% increase compared to the third quarter of 2001. For the first nine months of 2002, apartment operations expense totaled $9.0 million, an 8.8% increase compared to the first nine months of 2001. These amounts include approximately $386,000 for the quarter, and $449,000 for the first nine months, in apartment operations expenses for properties we acquired in 2002.

         On a same units basis, apartment operations expense increased 2.4% in the third quarter and 3.4% in the first nine months of 2002 compared to 2001. These increases reflect a significant increase in property insurance expense, as well as higher costs associated with marketing and maintenance.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $311,000 in the third quarter of 2002, a 36.7% increase compared to the third quarter of 2001. Through the first nine months of 2002, apartment administration expense was $931,000, a 25.9% increase compared to the first nine months of 2001. These increases are attributable to a significant increase in the number of managed properties in the fourth quarter of 2001 and early 2002.

         Corporate administration expense was $400,000 in the third quarter of 2002, a decrease of 8.7% compared to the third quarter of 2001. Through the first nine months of 2002, corporate administration expense was $1.5 million, an increase of 2.4% compared to the first nine months of 2001.

         Depreciation expense totaled $2.3 million in the third quarter of 2002, a 20.5% increase compared to the third quarter of 2001. Through the first nine months of 2002, depreciation expense totaled $6.3 million, an 8.3% increase compared to the first nine months of 2001. These increases are attributable to the addition of apartment communities, as well as the impact of additions and replacements at other apartment communities.

         Amortization expense (of deferred loan costs) was $82,000 in the third quarter, and $180,000 through the first nine months, of 2002. Increases in these amounts compared to 2001 reflect the impact of loan costs associated with financing transactions in 2002. As discussed above, we no longer amortize the intangible related to acquisition of management operations, and we have adjusted the 2001 comparative financial statements to exclude this amortization.

         Interest expense totaled $3.0 million in the third quarter of 2002, a 10.1% increase compared to the third quarter of 2001. This increase reflects the impact of approximately $49 million in new debt related to apartment acquisitions in the second and third quarters of 2002. For the first nine months of 2002, interest expense was $8.2 million, a 4.1% decrease compared to the first nine months of 2001. The decrease in interest expense was the result of the combined effect of lower interest rates on our lines of credit and the impact of refinancing two fixed-rate loans at lower rates during 2001 and early 2002. Variable interest rates have declined almost 5% since the beginning of 2001. Overall, weighted average interest rates were 6.2% for the third quarter and first nine months of 2002, compared to 6.8% for the third quarter and 7.0% for the first nine months of 2001.

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

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. In September 2002, we issued an additional 227,272 shares of this preferred stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The dividend on the Series B shares is $1.10 per year per share. The cumulative preferred dividend totals approximately $73,000 for the third quarter of 2002, and approximately $197,000 for the first nine months of 2002.

Net income

         Income available to common shareholders, after the cumulative preferred dividend, was $281,000 for the third quarter of 2002, a decrease of 51.1% compared to the third quarter of 2001. For the first nine months of 2002, income available to common shareholders, after the extraordinary item recorded in the first quarter and cumulative preferred dividend for three quarters, was $1,168,000, a 30.6% decrease compared to the first nine months of 2001.

         Income before extraordinary items and cumulative preferred dividend was $354,000 for the third quarter of 2002, a 47.5% decrease compared to the third quarter of 2001. For the first nine months of 2002, income before extraordinary items and cumulative preferred dividend was $1.4 million, a 19.3% decrease compared to the first nine months of 2001.

         These comparisons reflect the favorable impact of lower interest rates, offset by the effect of declines in revenues from apartment operations, further impacted by the effect of non-routine and non-recurring revenues totaling approximately $326,000 in the third quarter of 2001, and $539,000 in the first nine months of 2001.

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

         Funds from operations of the Operating Partnership totaled $2.7 million for the third quarter of 2002, a 3.7% decrease compared to the third quarter of 2001. For the first nine months of 2002, funds from operations of the Operating Partnership totaled $7.9 million, a 2.6% decrease compared to the first nine months of 2001. These comparisons reflect the favorable impact of lower interest rates, offset by declines in revenues from apartment operations and the cumulative preferred dividend, and further impacted by non-routine and non-recurring revenues of $326,000 in the third quarter of 2001, and $539,000 in the first nine months of 2001

         We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
                                                              (Adjusted)                      (Adjusted)
Income before minority interest
   and extraordinary item                         $  444          $  875          $1,815          $2,315
Cumulative preferred dividend                        (73)              -            (197)              -
Depreciation                                       2,346           1,946           6,313           5,827
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,717          $2,822          $7,931          $8,142
                                             =============== =============== =============== ===============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,717          $2,822          $7,931          $8,142
Amortization of loan costs                            82              46             180             138
Recurring capital expenditures                      (542)           (416)         (1,277)           (967)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,258          $2,451          $6,835          $7,313
                                             =============== =============== =============== ===============


         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):


                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                          $2,717          $2,822          $7,931          $8,142
Minority interest in
   funds from operations                            (656)           (648)         (1,857)         (1,873)
                                             --------------- --------------- --------------- ---------------
Basic funds from operations
   available to common shareholders               $2,061          $2,173          $6,074          $6,268
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2002            2001            2002            2001
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,722          $2,898        $  7,141          $8,186
   Investing activities                          (20,660)           (829)        (31,894)         (1,342)
   Financing activities                           18,202           4,221          24,003            (945)

Dividends and distributions paid to:
   Preferred shareholders                       $     63          $    -        $    127          $
                                                                                                       -
   Common shareholders                             1,794           1,769           5,363           5,307
   Minority unitholders in
      Operating Partnership                          542             529           1,597           1,587

Scheduled debt principal payments               $    117          $   98        $    237         $   285
Non-recurring capital expenditures                   340             413             849           1,154

Weighted average shares outstanding
   Preferred shares                                  262               -             239               -
   Common shares                                   5,797           5,717           5,776           5,710
Weighted average Operating
   Partnership minority units
   outstanding                                     1,845           1,706           1,766           1,707


Capital Resources and Liquidity

Capital Resources

         Effective September 18, 2002, we acquired Alta Harbour Apartments at a cost of approximately $19.2 million, paid in cash. We financed this acquisition primarily through issuance of a first deed of trust note in the amount of $15.9 million. This fixed-rate loan provides for interest at 5.85% and monthly payments including principal and interest of approximately $94,000, with maturity in September 2012. In conjunction with this financing closing, we funded repair escrows of approximately $600,000 and paid lender fees and costs totaling approximately $150,000.

         Additional funding for the Alta Harbour acquisition came from a $2.5 million placement of 227,272 shares of our Series B Cumulative Convertible Preferred Stock, and a $1.5 million draw on our revolving line of credit secured by Latitudes Apartments.

         Effective May 31, 2002, we acquired Barrington Place Apartments and Brookford Place Apartments at a cost of approximately $32.2 million. In addition, we paid deferred loan costs of approximately $220,000 related to this acquisition. A summary of funding for this acquisition is as follows:

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

o We applied $5.5 million in draws on our revolving line of credit secured by Latitudes Apartments.

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

         As of September 30, 2002, total long-term debt totaled $211.1 million, including $164.8 million of notes payable at fixed interest rates ranging from 5.85% to 8.55%, and $46.3 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 6.2% at September 30, 2002, and December 31, 2001. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $470,000.

         Through the third quarter of 2002, we have issued approximately 55,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $630,000. In addition, we issued approximately 8,000 shares of our common stock in non-cash transactions to acquire the same number of Operating Partnership units from former minority unitholders.

Cash flows and liquidity

         Net cash flows from operating activities were $2.7 million in the third quarter of 2002, compared to $2.9 million in the third quarter of 2001. Through the first nine months of 2002, net cash flows from operating activities were $7.1 million, compared to $8.2 million in the first nine months of 2001.

         We have announced that the company will pay a regular quarterly dividend of $0.31 per share on November 15, 2002, to shareholders of record of our common stock on November 1, 2002. As we have stated in past reports, we are committed to paying the highest dividend that is reasonably prudent. However, any number of unforeseen events or circumstances (for example, a substantial decline in apartment operations, a substantial increase in short-term interest rates, or the sale of the restaurant properties or other assets) could necessitate a reduction in dividend. While we generate a substantial amount of cash flow after expenses, we have chosen to pay out virtually all of it as dividends. Currently available cash flow and the outlook for future cash flow determine the amount of dividend paid. Ultimately, the decision as to the amount of dividend paid is a judgment call in which we attempt to balance our desire to maximize the dividends paid to our shareholders with the cash needed to properly operate the company.

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

         For the acquisition of Barrington Place and Brookford Place, we performed a detailed analysis of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: land improvements, 7-20 years; short-lived building components, 5-20 years; base building structure, 60 years; and fixtures, equipment and floor coverings, 5-10 years. We expect to complete a detailed analysis of components for Alta Harbour in the near future.

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

         Through September 30, 2002, repairs and maintenance at our apartment communities totaled approximately $3.3 million, including $1.2 million in compensation of service staff and $2.1 million in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through September 30, 2002, in aggregate and per apartment unit, follows:

                                                 Total             Per unit
                                          ------------------- ------------------
                                                (000's)

Recurring capital expenditures:
   Floor coverings                                 $  496                $128
   Appliances/HVAC                                    162                  42
   Exterior paint                                     176                  45
   Computer/support equipment                         140                  36
   Other                                              303                  78
                                          ------------------- ------------------
                                                   $1,277                $329
                                          =================== ==================

Non-recurring capital expenditures:
   Acquisition improvements                          $545
   Additions and betterments                          269
   Computer/support equipment                          35
                                          -------------------
                                                     $849
                                          ===================

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

Item 4.  Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

         Based on our most recent evaluation, which was completed as of the end of the third quarter of 2002, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:

           The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

    99.1        Section 906 Certification by Chief Executive Officer
    99.2        Section 906 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

      We filed a Current Report on Form 8-K on June 11, 2002, to report the acquisition of Barrington Place and Brookford Place Apartments as of May 31, 2002. We subsequently filed an amendment to this Current Report on Form 8-K/A on July 30, 2002, to provide required audited financial statements and pro forma financial information for this acquisition.

      We filed a Current Report on Form 8-K on September 30, 2002, to report the acquisition of Alta Harbour Apartments as of September 18, 2002. We subsequently filed an amendment to this Current Report on Form 8-K/A on November 12, 2002, to provide required audited financial statements and pro forma financial information for this acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BNP RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)




November 12, 2002                        /s/ Philip S. Payne
                                    ----------------------------------------
                                    Philip S. Payne
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer)



November 12, 2002                        /s/ Pamela B. Bruno
                                    ----------------------------------------
                                    Pamela B. Bruno
                                    Vice President, Controller and
                                    Chief Accounting Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER




I, D. Scott Wilkerson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BNP Residential Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

      (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




    /s/ D. Scott Wilkerson
--------------------------------------------
D. Scott Wilkerson
President and Chief Executive Officer


November 11, 2002

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER




I, Philip S. Payne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BNP Residential Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

      (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




   /s/ Philip S. Payne
--------------------------------------------
Philip S. Payne
Executive Vice President and
Chief Financial Officer


November 11, 2002

                                                 INDEX TO EXHIBITS


Exhibit No.
                                                                          Page

    99.1      Section 906 Certification by Chief Executive Officer         31
    99.2      Section 906 Certification by Chief Financial Officer         32