Form 10-K
period 2002-12-31
BNP RESIDENTIAL PROPERTIES INC
filed 2003-03-27
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .
                               -------------    --------------

                          Commission File Number 1-9496

                        BNP RESIDENTIAL PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                               56-1574675
            --------                               ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

301 S. College St., Suite 3850,  Charlotte, NC            28202-6024
------------------------------------------------          ----------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  704/944-0100
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class Name of each exchange on which registered:

Common Stock, par value $.01 per share               American Stock Exchange
--------------------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No X

The aggregate market value of the common stock held by non-affiliates of the registrant at March 29, 2002, was approximately $62,100,000.

The number of shares of the registrant's common stock outstanding on March 14, 2003, was 5,848,652.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2003 Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                                Index to exhibits at page 60

                        BNP RESIDENTIAL PROPERTIES, INC.
                                TABLE OF CONTENTS


Item No. FINANCIAL INFORMATION                                          Page No.

         PART I
  1      Business                                                              3
  2      Properties                                                            6
  3      Legal Proceedings                                                    10
  4      Submission of Matters to a Vote of Security Holders                  10
  X      Executive Officers of the Registrant                                 10

         PART II
  5      Market for Registrant's Common Equity and Related Stockholder        11
         Matters
  6      Selected Financial Data                                              13
  7      Management's Discussion and Analysis of Financial Condition          15
         and Results of Operations
  7A     Quantitative and Qualitative Disclosures About Market Risk           28
  8      Financial Statements and Supplementary Data                          28
  9      Changes in and Disagreements With Accountants on Accounting          29
         and Financial Disclosure

         PART III
 10      Directors and Executive Officers of the Registrant                   29
 11      Executive Compensation                                               29
 12      Security Ownership of Certain Beneficial Owners and Management       29
         and Related Stockholder Matters
 13      Certain Relationships and Related Transactions                       29
 14      Controls and Procedures                                              29

         PART IV
 15      Exhibits, Financial Statement Schedules, and Reports on Form         30
         8-K

                                     PART I

ITEM 1.  BUSINESS

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently manage 28 multi-family communities containing 6,920 units. Of these, we own 19 apartment communities containing 4,571 units. Third parties own the remaining 9 communities, containing 2,349 units, and we manage them on a contract basis. In addition to our apartment communities, we own 41 restaurant properties that we lease to a third party under a master lease on a triple-net basis.

         BNP Residential Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as "minority common unitholders" or "minority interest." We currently own approximately 76% of the outstanding Operating Partnership common units.

         As of March 14, 2003, we have 5,848,652 shares of common stock and 1,844,264 Operating Partnership minority units outstanding. We have approximately 1,450 shareholders of record. We estimate that there are approximately 4,800 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP." We also have 454,545 shares of preferred stock outstanding, held by one investor.

         We have approximately 180 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel. Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, and our telephone number is 704/944-0100.

         In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC are available free of charge on our corporate website, which is www.bnp-residential.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") via electronic means, including the SEC's home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the American Stock Exchange, you can read our SEC filings at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York 10006.

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

         During 1997 and 1998, we acquired nine apartment communities, located in North Carolina, by issuing Operating Partnership units. In January 1999, we acquired an apartment community, located in North Carolina, in a direct purchase by paying cash and assuming long-term debt. In late December 2000, we acquired one additional apartment community, located in North Carolina, in a direct purchase. We combined this community with our Oak Hollow Apartments, and operate the combined properties as one community.

         Restaurant sales and restaurant rental income have been declining since 1992, reflecting the increased competition and widespread price discounting in the fast food industry. In August 1997, CKE Restaurants, Inc. purchased Hardee's Food Systems, Inc., the restaurant franchisor. CKE operates, franchises, or owns interests in approximately 3,400 restaurants, including Hardee's and Carl's Jr. restaurants. While the rate of decline in restaurant sales has slowed in recent years, we have not seen improvement in restaurant sales to date. During 1999 through 2001, we sold five restaurants to Enterprises, the lessee, under an agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

         In April 2000, we changed the name of the company to BNP Residential Properties, Inc. We believe the new name more clearly reflects our business activities and eliminates the confusion that existed because of the similarity of our former name to that of Boddie-Noell Enterprises.

         During the fourth quarter of 2001, we expanded our third-party management activities by entering into contracts to manage selected multi-family communities.

         In December 2001, our Board of Directors authorized the issuance of up to 454,545 shares of Series B Cumulative Convertible Preferred Stock, and we issued 227,273 shares of this preferred stock for proceeds of $2.5 million.

Recent Developments

         Operating results for 2002 were disappointing. The same factors we cited in 2001 as having a negative impact on apartment operations continued and, in fact, intensified in 2002. While construction of new apartment communities appears to have slowed somewhat, we continue to feel the impact of overbuilding of apartments in our markets. Compounding the oversupply issue is weak demand caused by the weak economy and extremely low interest rates. The weak economy has resulted in significant job losses, while low interest rates have made home ownership a more viable option as compared to apartment rental. While the underlying reasons why a weak economy and low interest rates impact apartment demand are quite different, both result in weakened demand for apartments. As a result, we saw lower occupancy and lower rental rates in 2002.

         On a more positive note, we have continued to add to and improve our portfolio of apartment properties. During 2002, we acquired three apartment properties. Subsequent to year end, we purchased one additional apartment property.

         In September 2002, we issued 227,272 shares of our Series B preferred stock for proceeds of $2.5 million.

Business Strategy

         Our principal investment objectives are to provide our shareholders with current income and to increase the value of the company's common stock. We focus on increasing long-term growth in funds from operations and funds available for distribution per share, and on increasing the value of our portfolio through effective management, growth, financing and investment strategies. We expect to implement our strategies primarily through the acquisition, operation, leasing and management of apartment communities.

         We seek to acquire apartment properties in areas within the southeastern United States exhibiting substantial economic growth and an expanding job base in which we can establish a significant market presence in the apartment community marketplace. Through our UpREIT structure, we have the ability to acquire apartment communities by issuing Operating Partnership units in tax-deferred exchanges with owners of such properties. We expect that we will finance future acquisitions of apartment communities principally with Operating Partnership units as well as loans and funds from additional offerings of common stock, preferred stock or joint venture arrangements.

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

         We continue to seek additional sources of revenue at our existing apartment communities. These include water submetering and marketing of cable television, high-speed Internet service and telephone services.

ITEM 2.  PROPERTIES

Apartment Communities

         Through the Operating Partnership, we own and operate 19 apartment communities consisting of 4,571 apartment units (including one community of 144 apartment units that we acquired in March 2003). For the fourth quarter of 2002, our average economic occupancy rate was 92.0%, and average monthly revenue per occupied unit was $728. The average age of the apartment communities is approximately 11 years. Our apartment communities are generally wood framed, two and three story buildings, with exterior entrances, individually metered gas and electric service, submetered water service, and individual heating and cooling systems.

         Our apartment units are comprised of 36% one-bedroom units, 57% two-bedroom units, and 7% three-bedroom units. The units average 988 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities. The communities are held subject to loans, discussed in the notes to the financial statements.

         The table on page 8 summarizes information about each of our apartment communities.

Restaurant Properties

         We lease the restaurant properties on a triple-net basis to Enterprises under a master lease. The master lease, as amended in 1995, has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions, and subject to our approval, Enterprises has the right to substitute another restaurant property for a property covered by the lease. Assuming renewal of the lease, after December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms. In addition, we entered into a separate agreement that allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic for no less than net carrying value.

         The original lease was for 47 restaurant properties. Since 1999, we have sold six restaurants deemed non-economic to Enterprises. After the sale of the sixth such property in February 2003, the minimum rent on the remaining 41 restaurants is approximately $3.9 million per year.

         The average acquisition cost of the original 47 restaurant properties was approximately $920,000 per property. The net carrying value of the 42 restaurant properties held at December 31, 2002, was $28.1 million (an average of $668,000 per property). The net carrying value of the restaurant we sold in February 2003 was approximately $588,000.

         The restaurant properties are operated by Enterprises, which is responsible for all aspects of the operation, maintenance and upkeep of the properties. In addition, Enterprises is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with applicable codes and standards.

         Forty of the restaurant properties are operated as Hardee's restaurants pursuant to franchise agreements with Hardee's Food Systems, Inc. During 2002, one property was converted from a Hardee's to a BBQ and Ribs. Enterprises paid for the entire cost of the conversion, approximately $500,000. There is no applicable franchise agreement for the converted restaurant, as Enterprises owns the BBQ and Ribs concept.

         Each of the restaurant properties consists of a one-story brick, stucco or wood building that embodies a contemporary style with substantial plate glass areas. The buildings average 3,400 square feet and are located on sites averaging 1.2 acres. The buildings are suitable for conversion to a number of uses, but the exteriors would have to be substantially modified prior to their use as restaurants of another concept or for non-restaurant applications.

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

         We believe all of our properties are adequately insured, including insurance for acts of terrorism at all of our apartment properties. There are types of losses, however, such as from wars or catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. It is possible, depending on the specific circumstances of the affected property, that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                              Total       Apartment      Weighted
                                       No.                                  Rentable      Unit Type       Average
                                        of
                                       Apt.    Year      Date      Total      Area      1     2     3    Apt. Size
    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- ----- ----------

Abbington Place     Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48      1,113
Allerton Place      Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48      1,061
Alta Harbour        Cornelius, NC        290      1994      9/02      33.6    254,356   128   126    36        877
Barrington Place    Charlotte, NC        348      1999      5/02      29.3    386,964   132   192    24      1,112
Brookford Place     Winston-Salem, NC    108      1998      5/02       6.3    103,392    36    72     -        961
Chason Ridge        Fayetteville, NC     252      1994      1/99      29.1    246,886    56   164    32        980
Harris Hill         Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -        912
Latitudes           Virginia Beach,      448      1989     10/94      24.9    358,700   269   159    20        800
                    VA
Madison Hall        Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -        862
Oak Hollow          Cary, NC             221      1983      7/98      30.0    215,960    56   165     -        982
Oak Hollow Ph 2     Cary, NC             240      1986     12/00      26.8    220,840   160    80     -        920
Oakbrook            Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons       Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40        958
Paces Village       Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -        848
Pepperstone         Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place      Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -      1,059
Summerlyn Place     Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8      1,120
Waterford Place     Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48      1,155
Woods Edge          Durham, NC           264      1985      6/98      32.4    268,620    66   198     -      1,018

Acquired March 2003:
The Place           Greenville, SC       144      1985      3/03      10.1    158,264    40   104     -      1,106



                                                Average
                      Average Economic      Monthly Revenue

                     Occupancy Percent(1)  per Occupied Unit
    Community       2002    2001   2000   2002    2001   2000
------------------- ------ ------- ------ ------ ------- ------

Abbington Place      93.2    95.9   96.3   $770    $785   $764
Allerton Place       92.6    95.4   95.3    769     773    778
Alta Harbour         89.4       -      -    801       -      -
Barrington Place     91.9       -      -    782       -      -
Brookford Place      93.4       -      -    690       -      -
Chason Ridge         96.1    96.0   96.2    717     682    659
Harris Hill          92.1    93.9   94.5    684     716    728
Latitudes            97.2    97.1   97.5    817     774    732

Madison Hall         93.9    92.9   94.4    598     605    612
Oak Hollow           89.3    89.2   96.6    650     732    722
Oak Hollow Ph 2      88.2    89.3      -    606     689      -
Oakbrook             90.6    92.3   95.6    763     783    783
Paces Commons        91.0    91.1   94.8    668     709    717
Paces Village        89.0    93.0   96.2    667     689    666
Pepperstone          95.4    97.3   96.5    681     695    681
Savannah Place       93.1    93.8   93.3    714     712    749
Summerlyn Place      94.5    93.6   96.1    802     803    798
Waterford Place      94.7    94.2   95.9    850     861    857
Woods Edge           92.3    95.3   97.2    754     776    751

Acquired March 2003:
The Place

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

Gastonia
  816 East Franklin Street (1)

Hillsborough
  380 S. Churton Street

Kinston
  200 West Vernon Street
  1404 Richlands Street

Newton
  South Ashe & North "D"

Siler City
  Chatham Shopping Center

Spring Lake
  400 South Main Street

Thomasville
  1116 East Main Street
  Randolph Street

(1) sold February 2003

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the company.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
D. Scott Wilkerson               45        Director, President and                          October 1994
                                           Chief Executive Officer
Philip S. Payne                  51        Director, Executive Vice President,              October 1994
                                           Treasurer and Chief Financial Officer
Eric S. Rohm                     33        Vice President, General Counsel                  December 2002
Pamela B. Bruno                  49        Vice President, Controller and                   October 1994
                                           Chief Accounting Officer
Douglas E. Anderson              55        Vice President, Secretary                        April 1987

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

         Eric S. Rohm--Vice President and General Counsel. Mr. Rohm joined the company in December 2002 as Vice President and General Counsel. Prior to joining the company, Mr. Rohm was a partner in the Real Estate Department of Kennedy Covington Lobdell & Hickman, LLP in Charlotte, North Carolina, where he practiced law from 1994 to 2002. Mr. Rohm received an AB degree in government from Georgetown University in 1991, and his JD degree from The Ohio State University College of Law in 1994. Mr. Rohm is licensed to practice law in the State of North Carolina, and is a member of the North Carolina State Bar, the American Bar Association and the North Carolina Bar Association.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 1,450 common shareholders of record and one preferred shareholder on March 14, 2003. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of March 14, 2003, the closing price of the company's common stock was $9.24 per share.

                                                                                      Dividends
                                                 Stock Price                             Paid
                                   High              Low              Close           Per Share
                             ----------------- ----------------- ----------------- -----------------
2002
   Fourth quarter                  $10.70             $9.40            $10.15             $0.31
   Third quarter                    12.65              9.19              9.80              0.31
   Second quarter                   13.00             11.30             12.60              0.31
   First quarter                    11.80             10.31             11.42              0.31

2001
   Fourth quarter                  $10.88             $9.75            $10.31             $0.31
   Third quarter                    11.30              9.15             10.00              0.31
   Second quarter                   10.65              8.75             10.02              0.31
   First quarter                     9.95              7.75              9.10              0.31

         We have paid regular quarterly dividends to holders of our common stock since our inception, and we intend to continue to do so. We anticipate that we will pay all dividends from current funds from operations. We expect distributions to substantially exceed the 90% annual distribution requirement for a REIT.

         We have a dividend reinvestment plan that is available to all shareholders of record. Under this plan, as amended in November 2002, the plan administrator, Wachovia Bank, N. A., reinvests dividends on behalf of plan participants in our common stock. Wachovia will either issue new shares or purchase shares on the open market, at our direction. In addition, shareholders who participate in the plan may elect to make direct cash investments or supplement their reinvestment program with additional cash investments of any amount from $25 to $25,000 per quarter. Participants do not pay any commissions on stock purchased under the plan.

Equity Compensation Plan

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

         The following table provides summary information about securities to be issued under our equity compensation plan. More detailed information is provided in the notes to our financial statements included in this Annual Report.

                                                                                     Number of securities
                              Number of securities to       Weighted average          remaining available
                              be issued upon exercise       exercise price of         for future issuance
                              of outstanding options,     outstanding options,           under equity
       Plan category            warrants and rights        warrants and rights        compensation plans
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                                   477,500                     $12.12                     92,500

Equity compensation plans
not approved by security
holders                                         -                       -                             -
                             -------------------------- -------------------------- --------------------------

Total                                     477,500                     $12.12                     92,500
                             ========================== ========================== ==========================

Sales of Unregistered Securities

         In September 2002, we issued 227,272 shares of our Series B Preferred Stock to a single investor. Previously, in December 2001, we issued 227,273 shares of our Series B Preferred Stock to the same investor. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) of the Act. The investor will have the right to convert each Series B share into one share of the company's common stock after three years or in certain circumstances, such as a change of control or the company's calling the Series B stock for redemption. The purchaser was an accredited investor, and offers were not accompanied by any form of general solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

         We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

         This financial information includes all apartment communities and restaurant properties that we owned.

                                                              Year ended December 31
                                          2002          2001           2000          1999           1998
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data: (1)
Revenue:
  Apartment rental income             $   32,890    $   30,867     $   29,269    $   28,608     $   21,925
  Restaurant rental income                 4,021         4,053          4,162         4,339          4,500
  Equity and other income                  1,253         1,342            427           510            715
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             38,164        36,262         33,858        33,457         27,140
Expenses:
  Depreciation                             8,794         7,828          7,156         6,956          5,406
  Amortization (1)                           256           596            579           569            531
  Apartment operations                    12,682        11,182          9,766         9,395          6,817
  Administrative costs                     3,358         2,956          2,391         2,380          1,697
  Costs of terminated
      equity transaction                       -             -            237             -              -
  Interest                                11,452        11,100         11,151        10,703          8,209
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            36,542        33,663         31,280        30,003         22,660
                                      ------------- -------------- ------------- -------------- -------------
Income before minority
  interest of Unitholders                  1,622         2,599          2,578         3,454          4,480
Minority interest in
  Operating Partnership                      300           597            595           728            742
                                      ------------- -------------- ------------- -------------- -------------
Income before
  extraordinary item                  $    1,321    $    2,002     $    1,983    $    2,726     $    3,738
                                      ============= ============== ============= ============== =============
Net income                            $    1,248    $    1,902     $    1,983    $    2,726     $    3,686
                                      ============= ============== ============= ============== =============
Income available to
  common shareholders                 $       925   $    1,900     $    1,983    $    2,726     $    3,686
                                      ============= ============== ============= ============== =============
Basic earnings per
   common share                       $      0.16   $      0.33    $     0.35    $     0.46     $     0.62
                                      ============= ============== ============= ============== =============
Diluted earnings per
   common share                       $      0.16   $      0.33    $     0.35    $     0.46     $     0.62
                                      ============= ============== ============= ============== =============
Dividends per common share            $      1.24   $      1.24    $     1.24    $     1.24     $     1.24
                                      ============= ============== ============= ============== =============
Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities                 $275,713      $221,589       $217,818      $203,365       $188,539
  Restaurant properties                   39,159        39,159         39,702        40,545         43,205
Real estate assets, net                  265,423       219,997        224,705       217,984        212,192
Total assets                             271,723       225,385        230,691       224,270        221,121
Total debt                               211,585       162,330        163,612       150,883        140,524
Minority interest                         17,947        18,174         19,737        21,317         20,681
Shareholders' equity                      39,271        42,034         44,548        49,896         56,749


                                                              Year ended December 31
                                          2002          2001           2000          1999           1998
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)



Apartment Property data:
Apartment communities
  owned at year end                           18            15             15            15             14
Apartment units owned
  at year end                              4,427         3,681          3,680         3,440          3,188
Average apartment
  economic occupancy                       92.8%         93.9%          95.9%         95.1%          94.7%
Average monthly revenue
  per occupied unit                   $      733    $      744     $      737    $      729     $      737

Other data:
Earnings before interest, taxes,
   depreciation and
   amortization (2)                   $   22,124    $   22,123     $   21,463    $   21,682     $   18,626
Funds from operations (2)                 10,093        10,831         10,139        10,816         10,292
Funds available
  for distribution (2)                     8,865         9,696          9,243         9,868          9,660
Net cash provided by
  (used in):
  Operating activities                $    9,984    $   10,729     $   10,854    $   10,919     $    9,420
  Investing activities                   (32,535)       (2,401)       (13,407)          111        (43,862)
  Financing activities                    22,018        (7,966)         3,177       (11,089)        32,473
Weighted average number of
  common shares outstanding                5,787         5,717          5,708         5,973          5,924
Weighted average number of
  Operating Partnership minority
  units outstanding                        1,786         1,706          1,711         1,601          1,192


(1) We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, the intangible related to our 1994 acquisition of management operations, is no longer amortized after December 31, 2001. Amortization expense related to this intangible was approximately $406,000 per year in 1998 through 2001.

(2) Earnings before interest, taxes, depreciation and amortization, funds from operations, and funds available for distribution amounts reflect measurements for the Operating Partnership (before deduction for minority interest).

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

      We calculated EBITDA as follows (all amounts in thousands):

                                                              Year ended December 31
                                          2002          2001           2000          1999           1998
                                      ------------- -------------- ------------- -------------- -------------
      Income before minority
        interest and
        extraordinary item            $    1,622    $    2,599     $    2,578    $    3,454     $    4,480
      Interest                            11,452        11,100         11,151        10,703          8,209
      Depreciation                         8,794         7,828          7,156         6,956          5,406
      Amortization                           256           596            579           569            531
                                      ------------- -------------- ------------- -------------- -------------
      Earnings before interest,
        taxes, depreciation and
         amortization                  $  22,124     $  22,123      $  21,463     $  21,682      $  18,626
                                      ============= ============== ============= ============== =============

      For a reconciliation of FFO and FAD to net income before minority interest and extraordinary item, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations."


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

         Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

o our markets could suffer unexpected increases in the development of apartment, other rental or competitive housing alternatives;

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

o we may not be able to meet our long-term liquidity requirements on favorable terms; and

o we could lose key executive officers.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect new information, future events or otherwise.

         You should read this discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Results of Operations

2002 compared to 2001

Revenues

         Total revenue in 2002 was $38.2 million, an increase of 5.2% compared to 2001. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for 89.5% of our total revenue in 2002 compared to 88.8% in 2001.

         Apartment rental income in 2002 totaled $32.9 million, an increase of 6.6%, or $2.0 million, compared to 2001. This increase is attributable to $3.0 million rental income at three apartment communities that we acquired during 2002, which offsets declines at other communities. On a same units basis (for the 3,681 units that we owned throughout all of both 2001 and 2002), apartment rental income declined by 3.0% in 2002 compared to 2001.

         On a same units basis, average economic occupancy was 92.8% in 2002 compared to 93.9% in 2001, and average monthly revenue per occupied apartment was $730 compared to $744 in 2001. In 2002, average economic occupancy for all apartments (including Barrington Place, Brookford Place and Alta Harbour, which we acquired during 2002) was 92.8%, and average revenue per occupied apartment was $733.

         The same factors we cited in 2001 as having a negative effect on our apartment markets, an oversupply of apartments, significant job losses and surprisingly strong sales of modestly priced homes, continued and, in fact, intensified in 2002. Significant new apartment construction over the past few years has resulted in an oversupply of apartments in virtually all of our markets. While construction activity slowed in 2002, the number of apartments currently available in most markets clearly exceeds demand. This has led to intense competition for residents with discounts, specials, concessions and free rent being the rule, rather than the exception. For the first time in many years we saw true erosion in both rental rates and occupancy in our apartment markets. Until the excess supply of apartments is absorbed, we expect the competition for residents will remain intense.

         Compounding the impact of oversupply, falling interest rates and a general economic slowdown have resulted in reduced demand for apartments. Low interest rates have made single-family home ownership far more affordable. On the other hand, the economic slowdown has led to significant job losses in our markets. While the underlying explanation as to why declining interest rates or an economic slowdown impact apartment operations is quite different, both have the effect of reducing the pool of potential apartment residents, which in turn puts further negative pressure on occupancy and rental rates.

         While we remain confident in the long-term prospects for our apartment properties and our markets, we do not expect material improvement in apartment operations until the economy strengthens sufficiently to promote job growth and increased demand for apartments. Exactly when this will occur is outside of our control and beyond our ability to predict. In the meantime, we cannot allow short-term market conditions to distract us from our long-term plans and objectives.

         We have assembled a portfolio of high-quality, well-maintained, well-located, middle market apartment communities. Our goal is to maximize the performance of our apartment properties. We believe the best course of action for us at this time is to work diligently to improve occupancy and to continue to maintain and improve our apartment properties to ensure that they are as competitive as possible.

         Restaurant rental income in 2002 totaled $4.0 million, a decline of 0.8% compared to 2001. The decrease in restaurant rental income is due to the sale of one restaurant property in April 2001. Restaurant rental income during both 2002 and 2001 was the minimum rent specified in the lease agreement. Under our master lease with Enterprises, restaurant rental income payments are the greater of specified minimum rent or 9.875% of food sales. Minimum rent is set at approximately $8,000 per month, or $96,000 per year, per restaurant property. Following the sale of one additional restaurant in February 2003, minimum rent is currently set at $327,000 per month.

         "Same store" sales (for the 42 restaurants that were open throughout all of both 2001 and 2002) declined by 2.6% in 2002 compared to 2001. Sales at these restaurants would have to increase by approximately 14% before we would receive rent exceeding the minimum rent. We do not expect restaurant rental income to exceed the minimum in 2003.

         Management fee income in 2002 totaled $1.1 million, a significant increase compared to $0.5 million in 2001. This increase is attributable to a significant increase in the number of managed properties in the fourth quarter of 2001 and early 2002. We expect this comparison to decline due to our acquisition of Barrington Place and Brookford Place (which we previously fee-managed) in May 2002 as well as termination of contracts for management of several smaller properties.

         Interest and other income totaled $158,000 in 2002 compared to $813,000 in 2001. This comparison reflects the impact of non-routine income totaling approximately $560,000 in 2001, as well as a decline in interest income during 2002.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2002 were $36.5 million, an increase of $2.9 million, or 8.6%, compared to 2001.

         Apartment operations expense totaled $12.7 million in 2002, an increase of 13.4%, or $1.5 million, compared to 2001. This increase is primarily attributable to the addition of three apartment communities ($1.1 million) during 2002. On a same units basis, apartment operations expense increased by 3.7% in 2002 compared to 2001, reflecting the impact of higher costs for insurance ($350,000 increase in 2002 for these communities), along with higher costs associated with marketing and maintenance.

         Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense in 2002 represented 38.6% of related apartment rental income, compared to 36.2% in 2001.

         There is a tendency to respond to markets like those we are currently facing by indiscriminately slashing expenses. We will certainly strive to avoid unnecessary expenditures, but will not sacrifice the long-term potential of our apartment properties by delaying or deferring needed repairs, maintenance or capital improvements in order to achieve more favorable short-term results. In fact, maximizing the performance of our apartment properties in the current market environment may well require spending more money on marketing and maintenance than might be necessary in more favorable markets. While we do not intend to squander money on unnecessary expenses, we believe that competitive markets, such as the one we find ourselves in today, may in fact require increased expenses.

         We incur no operating expenses for restaurant properties, because the triple-net lease arrangement requires the lessee to pay virtually all the costs and expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third-party properties) totaled $1.4 million in 2002, an increase of 23.3% compared to 2001. This increase is primarily attributable to a significant increase in the number of managed properties in the fourth quarter of 2001 and early 2002.

         Corporate administration expense totaled $2.0 million in 2002, an increase of 7.8% compared to 2001. This increase is primarily attributable to executive bonuses paid in the fourth quarter of 2002 along with the cost of an executive compensation study conducted during 2002.

         Depreciation expense totaled $8.8 million in 2002, an increase of 12.3%, or $1.0 million, compared to 2001. This increase is primarily attributable to the addition of three apartment communities ($634,000 in 2002), as well as the impact of additions and replacements at other apartment communities. We have generally assigned shorter lives to these specifically identifiable assets than the composite lives initially assigned at acquisition.

         Amortization expense totaled $256,000 in 2002, compared to $596,000 in 2001. Effective January 1, 2002, in accordance with current accounting guidance, we no longer amortize the intangible related to our 1994 acquisition of management operations. Amortization expense for this asset was approximately $406,000 each year in 2001 and 2000.

         Interest expense totaled $11.5 million in 2002, an increase of 3.2% compared to 2001. This increase reflects the impact of approximately $49 million in new debt related to apartment acquisitions in the second and third quarters of 2002, offset by the effect of lower interest rates on our lines of credit and the impact of refinancing two fixed-rate loans at lower rates during 2001 and early 2002. Variable interest rates have declined approximately 0.5% since December 2001. Overall, weighted average interest rates were 6.2% in 2002, compared to 6.8% in 2001.

         In conjunction with the refinancing of long-term debt in the first quarter of 2002, we wrote off unamortized loan costs of $95,000. We have reflected this write-off, net of minority interests' share, with a charge of $73,000 as an extraordinary item in the financial statements.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. In September 2002, we issued an additional 227,272 shares of this preferred stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The cumulative preferred dividend totaled approximately $323,000 for 2002, compared to $3,000 for four days in the fourth quarter of 2001. The dividend on the Series B shares is $1.10 per year per share. The total cumulative preferred dividend will increase to $500,000 for 2003 for the 454,545 shares currently outstanding.

Net income

         Income available to common shareholders in 2002, after the cumulative preferred dividend, was $925,000, a decrease of 51.3% compared to 2001. Operating Partnership earnings before non-cash charges for depreciation, amortization and extraordinary item totaled $10.7 million, a 3.2% decrease compared to 2001. The minority interest in Operating Partnership earnings in 2002 was $300,000, a 49.7% decrease compared to 2001.

         These comparisons reflect the favorable impact of lower interest rates and the effect of discontinuing amortization of the intangible related to management operations; offset by the effect of declines in revenues from apartment operations, and further impacted by the effect of non-routine and non-recurring revenues during 2001 and the cumulative preferred dividend in 2002.

         Income available to common shareholders was $0.16 per share in 2002 compared to $0.33 in 2001.

2001 compared to 2000

Revenues

         Total revenue in 2001 was $36.3 million, an increase of 7.1% compared to 2000. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for 88.8% of our total revenue in 2001 compared to 87.7% in 2000.

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

         With the exception of Virginia Beach, Virginia, our apartment markets weakened during 2001 compared to 2000. Slight increases in revenue per occupied apartment were insufficient to overcome the impact of declines in occupancy. The weakness in the markets was largely the result of overbuilding, compounded by the impact of declining interest rates and a general economic slowdown.

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

         Effective January 1, 2001, we acquired the minority interest in BNP Management, Inc. (the "Management Company"). For 2001, we included the revenues from management services for three third-party owned properties in our consolidated revenue amounts. In 2000, we reported (net) equity income related to activities of the Management Company. This change in basis of presentation did not have a significant impact on our financial position, overall operating results or cash flows.

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

         Effective July 1, 2001, we modified our participating loan agreement with The Villages of Chapel Hill Limited Partnership. This modification established a $950,000 "fixed portion" of our participation in the increase in value of the property and extended the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property. We received an initial payment of $325,883 of the fixed portion in July 2001, which we reflected in the financial statements as other income. Required payment of the fixed portion is subject to cash flow from The Villages property, calculated every six months, as defined in the agreement. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly. Because the timing of payment of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable, and we recognize revenue as it is realized.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2001 were $33.7 million, an increase of 7.6% compared to 2000.

         Apartment operations expense was $11.2 million in 2001, an increase of 14.5%, or $1.4 million, compared to 2000. This increase is attributable to the addition of one apartment community ($760,000 in 2001), along with the impact of higher costs for on-site compensation, property taxes and insurance, and property administration and turnover costs.

         Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense in 2001 represented 36.2% of related apartment rental income, compared to 33.4% in 2000. During the second half of 2001, we experienced a significant increase in redecoration and turnover expense at our apartment communities. Intense competition due to overbuilding, home purchases, and job losses due to the current economic slowdown all contributed to higher turnover of residents. As a result, we spent more in turnover and redecoration, as well as leasing and promotion expense, in an effort to attract and retain residents.

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

         Depreciation expense totaled $7.8 million in 2001, an increase of 9.4%, or $670,000, compared to 2000. This increase is attributable to the addition of one apartment community ($402,000 in 2001) along with the impact of additions and replacements at other apartment communities.

         Amortization expense totaled $596,000 in 2001, essentially unchanged from 2000. These amounts for both 2001 and 2000 include $406,000 amortization of the intangible related to management operations.

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

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. The cumulative preferred dividend, for four days in the fourth quarter of 2001, totaled $2,740.

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


Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 2 on page 14. We calculated funds from operations as follows (all amounts in thousands):

                                                      2002           2001           2000
                                                 --------------- -------------- --------------
Income before minority interest
   and extraordinary item                          $  1,622        $  2,599       $  2,578
Cumulative preferred dividend                          (323)             (3)             -
Depreciation                                          8,794           7,828          7,156
Amortization of management intangible                     -             406            406
                                                 --------------- -------------- --------------
Funds from operations - Operating Partnership      $ 10,093        $ 10,831       $ 10,139
                                                 =============== ============== ==============

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                          2002           2001           2000
                                                     --------------- -------------- --------------
Funds from operations - Operating Partnership           $10,093         $10,831        $10,139
Amortization of loan costs                                  256             189            173
Recurring capital expenditures                           (1,484)         (1,324)        (1,070)
                                                     --------------- -------------- --------------
Funds available for distribution                        $ 8,865         $ 9,696        $ 9,243
                                                     =============== ============== ==============

         A further reconciliation of funds from operations of the Operating Partnership to basic funds from operations available to common shareholders follows (all amounts in thousands):

                                                          2002           2001           2000
                                                     --------------- -------------- --------------
Funds from operations - Operating Partnership           $10,093         $10,831        $10,139
Minority interest in funds from operations               (2,380)         (2,490)        (2,339)
                                                     --------------- -------------- --------------
Basic funds from operations
  available to common shareholders                      $ 7,713         $ 8,341        $ 7,801
                                                     =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                                     2002           2001           2000
                                                                --------------- -------------- --------------
Net cash provided by (used in)
   Operating activities                                          $   9,984       $  10,729      $  10,854
   Investing activities                                            (32,535)         (2,401)       (13,407)
   Financing activities                                             22,018          (7,966)         3,177

Dividends and distributions paid to
   Preferred shareholder                                         $     200       $       -      $       -
   Common shareholders                                               7,163           7,082          7,077
   Minority unitholders in Operating Partnership                     2,171           2,116          2,102

Scheduled debt principal payments                                $     417       $     348      $     332
Non-recurring capital expenditures
   Acquisition improvements and replacements                           860             936            297
   Apartment property additions and betterments                        387             553            755

Weighted average common shares outstanding                           5,787           5,717          5,708
Weighted average Operating Partnership
   minority units outstanding                                        1,786           1,706          1,711


         Funds from operations in 2002 (before deduction for minority interest) totaled $10.1 million, a decrease of 6.8% compared to 2001. Funds from operations in 2001 (before deduction for minority interest) totaled $10.8 million, an increase of 6.8% compared to $10.1 million in 2000. The increase in 2001 is primarily attributable to non-routine revenue, while operating results for the three years were essentially flat.

         Funds available for distribution totaled $8.9 million in 2002, a decrease of 8.6% compared to 2001. Funds available for distribution totaled $9.7 million in 2001, an increase of 4.9% compared to $9.2 million in 2000. The variance in comparison of funds available for distribution and funds from operations reflects the impact of recurring capital expenditures for major capital maintenance costs at our older communities. Recurring capital expenditures averaged $369 per apartment unit in 2002, $360 per apartment unit in 2001, and $311 per apartment unit in 2000.

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

Long-term Debt

         As of December 31, 2002, all of our properties were encumbered by or served as collateral for debt. As of December 31, 2002, total long-term debt was $211.6 million, including $164.6 million of notes payable at fixed interest rates ranging from 5.93% to 8.55%, and $47.0 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at December 31, 2002, was 6.1%, compared to 6.2% at December 31, 2001. This reduction is primarily due to declines in variable rates during 2002. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $475,000.

         In December 2002, we modified and expanded our previously established revolving line of credit with a bank secured by Latitudes Apartments. We were able to increase this line based on the lender's estimate of the appreciated fair market value of the property. Our line of credit arrangements are now as follows:

o $25.9 million, secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2004. Interest-only payments on the outstanding balance are due monthly at a variable interest rate of 30-day LIBOR plus 1.75%. At December 31, 2002, the outstanding balance on this line was $18.1 million. As of March 14, 2003, the outstanding balance on this line was $19.7 million, with approximately $6.2 million available under this revolving line of credit.

o $18.0 million, secured by a deed of trust and assignment of rents of 41 restaurant properties, due January 2004. Interest-only payments on the outstanding balance are due monthly at a variable interest rate of 30-day LIBOR plus 1.80%. The available line of credit declined to $17.2 million effective January 2003, and we retired an additional $426,000 of this debt upon sale of a restaurant property in February 2003. At December 31, 2002, the outstanding balance on this line was $18.0 million. As of March 14, 2003, the outstanding balance on this line was $16.7 million, the current maximum amount.

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

         In replacing the financing on Oakbrook Apartments, we were able to substantially increase the loan amount based on the lender's estimate of the appreciated fair market value of the property. We applied excess proceeds of this fixed rate loan to reduce the outstanding balance on our variable rate lines of credit.

         We utilized long-term debt, along with draws on our lines of credit, to finance acquisitions of apartment communities in 2002 as follows:

o In September 2002, we acquired Alta Harbour Apartments for a total cost of approximately $19.2 million. We financed this acquisition with a $15.9 million fixed-rate note payable, secured by a deed of trust on the community, along with $2.5 million proceeds from issuance of preferred stock and draws on our line of credit secured by Latitudes Apartments.

o In May 2002, we acquired Barrington Place Apartments and Brookford Place Apartments for a total cost of approximately $32.2 million. We financed these acquisitions by assuming the $20.3 million balance of a fixed-rate deed of trust loan for Barrington Place, by issuing a $4.9 million fixed-rate deed of trust loan for Brookford Place, by issuing Operating Partnership units with an imputed value of approximately $1.8 million, and draws on our line of credit secured by Latitudes Apartments.

         We also utilized our line of credit secured by Latitudes to fund capital improvements at our apartment communities.

         A summary of scheduled principal payments on long-term debt is included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

o our line of credit secured by deeds of trust and assignment of rents of 41 restaurants, due January 2004 ($18.0 million outstanding at December 31, 2002);
o our line of credit secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2004 (up to $25.9 million, $18.1 million outstanding at December 31, 2002);
o our deed of trust loan for Oak Hollow Apartments Phase 2, due December 2004 (up to $11.7 million for acquisition and renovation construction, $10.8 million outstanding at December 31, 2002); and
o our deed of trust loan for Harris Hill Apartments, due June 2005 ($5.7 million outstanding at December 31, 2002).

Capital Stock and Operating Partnership Units

         At December 31, 2002, we had approximately 5.8 million common shares and approximately 455,000 preferred shares outstanding. In addition, there were approximately 1.8 million Operating Partnership common units.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock to a single investor for proceeds of $2.5 million. In September 2002, we issued an additional 227,272 shares of this preferred stock to the same investor for additional proceeds of $2.5 million. The preferred shares have a purchase price and liquidation preference of $11.00 per share, an initial dividend yield of 10% through December 2009, and may be converted to our common stock on a one-for-one basis after three years.

         During 2002, we issued approximately 78,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan. We generally applied these proceeds to capital expenditures at apartment communities.

         All of the Operating Partnership units held by minority interest owners were issued in 1997 through 2002 in conjunction with acquisitions of apartment communities. Holders of Operating Partnership units generally are able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year from issuance.

Cash Flows and Liquidity

         Net cash flows from operating activities were $10.0 million in 2002, $10.7 million in 2001, and $10.9 million in 2000. Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions.

         We paid dividends of $0.31 per share per quarter in each quarter of 2002, 2001 and 2000. Our payout ratio (the ratio of dividends plus distributions paid to Operating Partnership funds from operations) was 92.5% in 2002, 84.9% in 2001, and 90.5% in 2000. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 90% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

         In January 2003, we announced we were reducing the quarterly dividend to $0.25 per share. Our decision to reduce the dividend should not be viewed as an indication that we are concerned about the long-term financial viability of the company, for we clearly generate sufficient cash flow to meet the day-to-day operating needs of the company and to pay a dividend. The question is, given current market conditions and the outlook for the near-term future, how large should the dividend be. While we are not philosophically opposed to paying dividends that temporarily exceed current cash flow after operating expenses, this would only occur when we were confident that we would see significant improvement in operations in a relatively short period of time. In view of our somewhat negative outlook for 2003, we came to the conclusion that prudence required a reduction in our dividend.

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

         We received approximately 10.5% of our revenue in 2002, 11.2% of our revenue in 2001, and 12.3% of our revenue in 2000, from rent received from Boddie-Noell Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue.

         Under our current line of credit agreement, Enterprises has the right to purchase, under specified terms, one additional restaurant deemed "non-economic," for no less than net carrying value. If that were to happen, the annual minimum rent would be reduced by approximately $96,000. We would receive sale proceeds of the greater of net carrying value or fair value. As of December 31, 2002, the average net book value of the restaurant properties was approximately $688,000. As in the past, we would most likely apply sale proceeds to reduce outstanding debt on our line of credit.

         Enterprises is a privately owned company with total assets exceeding $220 million and net equity exceeding $81 million. Its principal line of business is the operation of approximately 320 Hardee's restaurants. In addition to its Hardee's operations, Enterprises is the owner of Texas Steakhouse and Saloon, a casual dining concept with 28 restaurants. Enterprises also conducts extensive real estate investment and development activities through BNE Land and Development. These activities involve a full range of property types, including land, commercial, retail, office, apartment and single-family properties. We have had extensive discussions with management of Enterprises and have reviewed their financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and forecasts. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

Critical Accounting Policies

         Our significant accounting policies are identified and discussed in the notes to our financial statements included in this Annual Report. Those policies that may be of particular interest to readers of this Annual Report are further discussed below.

Capital expenditures and depreciation

         In general, for acquired apartment properties, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For the acquisitions of Barrington Place, Brookford Place and Alta Harbour Apartments in 2002, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: land improvements, 7-20 years; short-lived building components, 5-20 years; base building structure, 60 years; and fixtures, equipment and floor coverings, 5-10 years.

         We generally complete and capitalize acquisition improvements (expenditures that have been identified at the time the property is acquired, and which are intended to position the property consistent with our physical standards) within one to two years of acquisition. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We retire replaced assets with a charge to depreciation for any remaining carrying value. We capitalize all floor covering, appliance, and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years.

         Capital expenditures at our apartment communities during 2002 totaled approximately $2.7 million, including $0.9 million for acquisition improvements, $0.4 million for additions and betterments, and $1.5 million in recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during 2002 totaled approximately $4.5 million, including $1.6 million in compensation of service staff and $2.9 million in payments for materials and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Impairment of long-lived assets

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically review our real estate assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows. If the carrying value were to be greater than the undiscounted future operating cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows that we estimate in our impairment analyses may not be achieved, and it is possible that we could be required to recognize impairment losses on our properties at some point in the future.

Revenue recognition

         We record rental and other income monthly as it is earned. We record rental payments that we receive prior to the first of a given month as prepaid rent. We hold tenant security deposits in trust in bank accounts separate from operating cash (these amounts are included in other current assets on our balance sheet), and we record a corresponding liability for security deposits on our balance sheet

Inflation

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

Recently Issued Accounting Standards

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under Statement 4. We plan to adopt Statement 145 effective January 1, 2003. Upon adoption, the extraordinary items for loss on early extinguishment of debt that we have reported in 2002 and earlier will be reclassified to conform to Statement 145. While adoption of Statement 145 will have no impact on net income, it will reduce income before extraordinary items and eliminate extraordinary items as previously reported.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which changes the accounting for and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees must be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the company to make payments to a guaranteed third party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. We plan to adopt this Interpretation effective January 1, 2003, and we do not expect this adoption to have a significant impact on our financial position or results of operations.

Additional Information

         We provide the following information to analysts and other members of the financial community for use in their detailed analysis. This information has not been included in our Annual Report to Shareholders.

         A summary of capital expenditures, in aggregate and per apartment unit, follows:


                                              2002                   2001                   2000
                                       Total    Per unit      Total    Per unit      Total       Per unit
                                      --------- ----------- ---------- ------------ ---------    ------------
                                      (000's)                (000's)                (000's)
Recurring capital expenditures:
  Floor coverings                         $   593  $148          $  662   $180           $  464     $135
  Appliances/HVAC                             212    53             197     54              164       48
  Exterior paint                              182    45               -      -                -        -
  Computer/support equipment                  102    25              54     15               21        6
  Other                                       396    98             411    112              420      122
                                        --------- ----------- ---------- ------------ --------- ------------
                                           $1,484  $369          $1,324   $360           $1,070     $311
                                        ========= =========== ========== ============ ========= ============

Non-recurring capital
  expenditures:
  Acquisition improvements                 $  861                $  936                  $  297
  Additions and betterments                   303                   502                     754
  Computer/support equipment                   84                    50                       -
                                        ---------             ----------              ---------
                                           $1,248                $1,489                  $1,052
                                        =========             ==========              =========


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long-term debt as of December 31, 2002 and 2001 is included in the notes to the financial statements in this Annual Report. At December 31, 2002, total long-term debt was $211.6 million, including $164.6 million notes payable at fixed interest rates ranging from 5.93% to 8.55%, and $47.0 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 6.1% at December 31, 2002, and 6.2% at December 31, 2001. At our current level of variable-rate debt, a 1% change in variable interest rates would increase or decrease our annual interest expense by approximately $475,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                                                       Expected maturity dates
                             2003        2004        2005        2006        2007       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes          $     865   $     923     $6,419     $   920     $48,804    $106,700    $164,631
   Average interest rate       6.96%       6.97%      8.31%       6.75%       6.96%       6.72%       6.86%

Variable rate notes           1,075      45,879          -           -           -           -      46,954
   Average interest rate       3.24%       3.22%                                                      3.22%

         We estimate the fair value of fixed rate and variable rate notes using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our notes payable at December 31, 2002, totaled approximately $219 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed under Item 15(a) and filed as part of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Shareholders to be held May 28, 2003, (the "Proxy Statement") is incorporated herein by reference for information on directors of the company. See Item X in Part I of this Annual Report for information regarding executive officers of the company.

ITEM 11.  EXECUTIVE COMPENSATION

         The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section entitled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The section under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of the CEO and CFO of the company about the effectiveness of our disclosure controls and procedures.

         The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, the controls' implementation by the company, and the effect of the controls on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud, and to confirm that appropriate corrective action, including process improvements, was being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by:

o        personnel in our finance organization;
o        members of our internal disclosure committee;
o        members of the  Audit Committee of our Board of Directors; and
o our independent auditors in connection with their audit and review activities.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where internal controls do not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosures controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.

         Based on our most recent evaluation, which was completed within 90 days prior to the filing of this Annual Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

           Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) 1. and 2.  Financial Statements and Schedules

         The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                          Index to Financial Statements
                                                                          Page

Financial Statements and Notes:
 Report of Independent Auditors                                            36
 Consolidated Balance Sheets as of December 31, 2002 and 2001              37
 Consolidated Statements of Operations for the Years Ended                 38
    December 31, 2002, 2001, and 2000
 Consolidated Statements of Shareholders' Equity for the Years Ended       39
    December 31, 2002, 2001, and 2000
 Consolidated Statements of Cash Flows for the Years Ended                 40
    December 31, 2002, 2001, and 2000
 Notes to Consolidated Financial Statements                                41
Schedules:
 Schedule III - Real Estate and Accumulated Depreciation                   56

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     2.1* Master Agreement of Merger and Acquisition by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2* Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1* Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc., Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2* Articles Supplementary, Classifying and Designating 909,090 Shares of Series B Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit 3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
     3.3* Amended and Restated By-Laws (filed as Exhibit 3.2 to BNP Residential Properties, Inc., Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
     4.1* Rights Agreement, dated March 18, 1999, between the Company and First Union National Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     4.2* Registration Rights Agreement By and Among BNP Residential Properties, Inc. and Preferred Investment I, LLC, dated
                December 28, 2001 (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)

 Exhibit No.

    10.1*       Second Amended and Restated Agreement of Limited Partnership of
                Boddie-Noell Properties Limited Partnership dated as of March
                17, 1999 (filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1998, and
                incorporated herein by reference)
    10.2*       Amendment to Second Amended and Restated Agreement of Limited
                Partnership of BNP Residential Properties Limited Partnership,
                dated December 28, 2001 (filed as Exhibit 10.1 to BNP
                Residential Properties, Inc. Current Report on Form 8-K dated
                December 28, 2001, and incorporated herein by reference)
    10.3*       Investment Agreement By and Between BNP Residential Properties,
                Inc. and Preferred Investment I, LLC, dated December 28, 2001
                (filed as Exhibit 10.2 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 28, 2001, and
                incorporated herein by reference)
    10.4*       Amended and Restated Master Lease Agreement dated December 21,
                1995, between BNP Residential Properties, Inc. and Boddie-Noell
                Enterprises, Inc. (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K dated December 31,
                1995, and incorporated herein by reference)
    10.5*       BNP Residential Properties, Inc. 1994 Stock Option and Incentive
                Plan effective August 4, 1994, and amended effective May 15,
                1998 (filed as an exhibit in Schedule 14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)
    10.6*       Form and description of Employment Agreements dated July 15,
                1997, between BNP Residential Properties, Inc. and certain officers (filed as Exhibit 10 to BNP Residential Properties,
                Inc. Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997, and incorporated herein by reference)
    10.7        Employment Agreement dated December 1, 2002, between BNP
                Residential Properties, Inc. and Eric S. Rohm
    21          Subsidiaries of the Registrant
    23          Consent of Ernst & Young LLP
    99.1        Section 906 Certification by Chief Executive Officer
    99.2        Section 906 Certification by Chief Financial Officer

* Incorporated herein by reference

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BNP RESIDENTIAL PROPERTIES, INC.
                                      (Registrant)



Date:  March 26, 2003                   /s/ Philip S. Payne
                                      ----------------------------------------
                                      Philip S. Payne
                                      Executive Vice President and
                                      Chief Financial Officer



Date:  March 26, 2003                   /s/ Pamela B. Bruno
                                      ----------------------------------------
                                      Pamela B. Bruno
                                      Vice President, Controller and
                                      Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

  /s/ D. Scott Wilkerson            President and Chief Executive               March 26, 2003
-------------------------------
D. Scott Wilkerson                  Officer, Director

  /s/ Philip S. Payne               Executive Vice President, Treasurer         March 26, 2003
-------------------------------
Philip S. Payne                     and Chief Financial Officer, Director

  /s/ Pamela B. Bruno               Vice President, Controller                  March 26, 2003
-------------------------------
Pamela B. Bruno                     and Chief Accounting Officer

  /s/ B. Mayo Boddie                Chairman of the Board of Directors          March 26, 2003
-------------------------------
B. Mayo Boddie

  /s/ Stephen R. Blank              Director                                    March 26, 2003
-------------------------------
Stephen R. Blank

  /s/ Paul G. Chrysson              Director                                    March 26, 2003
-------------------------------
Paul G. Chrysson

 /s/ W. Michael Gilley              Director                                    March 26, 2003
-------------------------------
W. Michael Gilley

  /s/ Peter J. Weidhorn             Director                                    March 26, 2003
-------------------------------
Peter J. Weidhorn

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER


I, D. Scott Wilkerson, certify that:

1. I have reviewed this annual report on Form 10-K of BNP Residential Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




    /s/ D. Scott Wilkerson
--------------------------------------------
D. Scott Wilkerson
President and Chief Executive Officer


March 26, 2003

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER


I, Philip S. Payne, certify that:

1. I have reviewed this annual report on Form 10-K of BNP Residential Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




   /s/ Philip S. Payne
--------------------------------------------
Philip S. Payne
Executive Vice President and
Chief Financial Officer


March 26, 2003

                         Report of Independent Auditors


Board of Directors and Stockholders
BNP Residential Properties, Inc.


We have audited the accompanying consolidated balance sheets of BNP Residential Properties, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNP Residential Properties, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2002, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



                                             /s/  ERNST & YOUNG LLP


Raleigh, North Carolina
January 10, 2003, except for Notes 5 and 11
as to which the date is March 13, 2003

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Balance Sheets

                                                                                             December 31
                                                                                       2002               2001
                                                                                ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                             $275,712,863        $221,589,470
   Restaurant properties                                                              39,158,921          39,158,921
                                                                                ------------------- ------------------
                                                                                     314,871,784         260,748,391
   Less accumulated depreciation                                                     (49,448,825)        (40,751,890)
                                                                                ------------------- ------------------
                                                                                     265,422,959         219,996,501
Cash and cash equivalents                                                                884,316           1,417,616
Prepaid expenses and other current assets                                              3,024,683           1,693,374
Notes receivable                                                                         100,000             100,000
Other assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                          1,115,088           1,115,088
   Deferred financing costs                                                            1,175,684           1,062,069
                                                                                ------------------- ------------------
Total assets                                                                        $271,722,730        $225,384,648
                                                                                =================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                               $211,584,935        $162,330,222
Accounts payable and accrued expenses                                                    253,886             237,182
Accrued interest on deed of trust and other notes payable                              1,018,565             760,586
Prepaid rents and security deposits                                                      692,915             648,831
Deferred cable equipment rental revenue                                                  620,324             700,324
Deferred credit for interest defeasance                                                  333,376             500,032
                                                                                ------------------- ------------------
                                                                                     214,504,001         165,177,177

Minority interest in Operating Partnership                                            17,947,493          18,173,557
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   454,545 shares issued and outstanding at December 31, 2002,
   227,273 shares issued and outstanding at December 31, 2001                          5,000,000           2,500,000
Common stock, $.01 par value, 100,000,000 shares authorized,
   5,831,077 shares issued and outstanding at December 31, 2002,
   5,744,873 shares issued and outstanding at December 31, 2001                           58,311              57,449
Additional paid-in capital                                                            70,724,671          69,872,958
Dividend distributions in excess of net income                                       (36,511,746)        (30,396,493)
                                                                                ------------------- ------------------
Total shareholders' equity                                                            39,271,236          42,033,914
                                                                                ------------------- ------------------
Total liabilities and shareholders' equity                                          $271,722,730        $225,384,648
                                                                                =================== ==================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations

                                                                                Years ended December 31
                                                                        2002              2001             2000
                                                                  ----------------- ----------------- ----------------
Revenues
Apartment rental income                                               $32,889,864       $30,866,890       $29,269,100
Restaurant rental income                                                4,021,277         4,053,192         4,161,968
Management fee income                                                   1,095,157           528,754                 -
Equity in income of Management Company                                          -                 -           131,295
Interest and other income                                                 157,676           812,937           295,602
                                                                  ----------------- ----------------- ----------------
                                                                       38,163,974        36,261,773        33,857,965

Expenses
Apartment operations                                                   12,681,927        11,182,449         9,766,085
Apartment administration                                                1,364,378         1,106,881           801,440
Corporate administration                                                1,993,629         1,849,273         1,589,989
Costs of terminated equity transaction                                          -                 -           237,450
Depreciation                                                            8,794,361         7,828,457         7,155,697
Amortization                                                              256,056           595,603           579,216
Interest - other                                                       11,452,044        11,100,269        11,150,565
                                                                  ----------------- ----------------- ----------------
                                                                       36,542,395        33,662,932        31,280,442
                                                                  ----------------- ----------------- ----------------
Income before minority interest and extraordinary item                  1,621,579         2,598,841         2,577,523
Minority interest in Operating Partnership                                300,334           596,854           594,534
                                                                  ----------------- ----------------- ----------------
Income before extraordinary item                                        1,321,245         2,001,987         1,982,989
Extraordinary item - loss on early extinguishment of debt                  73,297            99,577                 -
                                                                  ----------------- ----------------- ----------------
Net income                                                              1,247,948         1,902,410         1,982,989
Cumulative preferred dividend                                             322,603             2,740                 -
                                                                  ----------------- ----------------- ----------------
Income available to Common Shareholders                               $   925,345       $ 1,899,670       $ 1,982,989
                                                                  ================= ================= ================

Per share data:

Basic earnings per share --
   Income before extraordinary item                                        $0.23             $0.35             $0.35
   Extraordinary item                                                      (0.01)            (0.02)                -
   Income available to common shareholders                                  0.16              0.33              0.35
Diluted earnings per share --
   Income before extraordinary item                                         0.21              0.35              0.35
   Extraordinary item                                                      (0.01)            (0.02)                -
   Income available to common shareholders                                  0.16              0.33              0.35

Dividends declared                                                          1.24              1.24              1.24


Weighted average common shares outstanding                              5,787,154         5,716,811         5,707,561


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 1999                           5,734,906    $57,349   $69,961,625   $(20,122,533)   $49,896,441
Common stock retired                                  (27,956)      (280)     (254,470)             -       (254,750)
Dividends paid                                              -          -             -     (7,076,618)    (7,076,618)
Net income                                                  -          -             -      1,982,989      1,982,989
                                                    ----------- ---------- ------------- --------------- ------------
Balance December 31, 2000                           5,706,950     57,069    69,707,155    (25,216,162)    44,548,062
Preferred stock issued         227,273  $2,500,000          -          -      (225,406)             -      2,274,594
Common stock issued                  -           -     37,923        380       391,209              -        391,589
Dividends paid                       -           -          -          -             -     (7,082,741)    (7,082,741)
Net income                           -           -          -          -             -      1,902,410      1,902,410
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2001      227,273   2,500,000  5,744,873     57,449    69,872,958    (30,396,493)    42,033,914
Preferred stock issued         227,272   2,500,000          -          -      (108,095)             -      2,391,905
Common stock issued                  -           -     86,204        862       959,808              -        960,670
Dividends paid - Preferred           -           -          -          -             -       (200,000)      (200,000)
Dividends paid - Common              -           -          -          -             -     (7,163,201)    (7,163,201)
Net income                           -           -          -          -             -      1,247,948      1,247,948
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2002      454,545  $5,000,000  5,831,077    $58,311   $70,724,671   $(36,511,746)   $39,271,236
                             ========= ============ =========== ========== ============= =============== ============


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                          2002             2001             2000
                                                                     --------------- ----------------- ----------------
Operating activities
Net income                                                            $  1,247,948    $  1,902,410      $  1,982,989
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary item - loss on early extinguishment of debt                73,297          99,577                 -
   Minority interest in Operating Partnership                              300,334         596,854           594,534
   Equity in income of Management Company                                        -               -          (131,295)
   Depreciation and amortization of intangibles                          9,050,417       8,424,060         7,734,913
   Amortization of defeasance credit                                      (166,656)       (166,656)         (166,656)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                           (135,592)       (216,792)          170,854
      Accounts payable and accrued expenses                               (162,961)       (133,575)           18,004
      Deferred revenue, prepaid rent and security deposits                (222,586)        222,729           651,028
                                                                     --------------- ----------------- ----------------
Net cash provided by operating activities                                9,984,201      10,728,607        10,854,371

Investing activities
Acquisitions of apartment properties                                   (29,803,901)       (370,606)      (12,324,599)
Additions to apartment communities                                      (2,731,434)     (2,809,343)       (2,119,917)
Sale of restaurant properties                                                    -         405,860           643,598
Investment in and advances to Management Company                                 -         372,939          (131,108)
Repayment of notes receivable                                                    -               -           525,000
                                                                     --------------- ----------------- ----------------
Net cash used in investing activities                                  (32,535,335)     (2,401,150)      (13,407,026)

Financing activities
Net proceeds from issuance of preferred stock                            2,231,905       2,434,594                 -
Net proceeds from issuance of common stock                                 863,554         391,589                 -
Redemption of Operating Partnership minority units                               -         (14,864)          (72,527)
Repurchase of common stock                                                       -               -          (254,750)
Distributions to Operating Partnership minority unitholders             (2,171,113)     (2,115,804)       (2,101,732)
Payment of dividends to preferred shareholder                             (200,000)              -                 -
Payment of dividends to common shareholders                             (7,163,201)     (7,082,741)       (7,076,618)
Proceeds from notes payable                                             43,346,776      22,024,087        13,686,984
Principal payments on notes payable                                    (14,425,385)    (23,305,602)         (958,595)
Payment of deferred financing costs                                       (464,702)       (297,152)          (45,586)
                                                                     --------------- ----------------- ----------------
Net cash provided by (used in) financing activities                     22,017,834      (7,965,893)        3,177,176
                                                                     --------------- ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                      (533,300)        361,564           624,521
Cash and cash equivalents at beginning of year                           1,417,616       1,056,052           431,531
                                                                     --------------- ----------------- ----------------

Cash and cash equivalents at end of year                              $    884,316    $  1,417,616      $  1,056,052
                                                                     =============== ================= ================

See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 2002


Note 1.  Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We are a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of December 31, 2002, we managed 32 multi-family communities containing 7,392 units. Of these, we own 18 apartment communities, containing 4,427 units (see
Note 11). Third parties own the remaining 14 communities, containing 2,965 units, and we manage them on a contract basis. In addition to our apartment communities, at December 31, 2002, we owned 42 properties that we lease to a third party under a master lease on a triple-net lease basis (see Notes 5, 7 and 11). The lessee operates these properties as restaurants and, under the terms of the lease, is totally responsible for the operation and maintenance of the properties.

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

UpREIT Structure
We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the general partner and owns a majority interest in the Operating Partnership, through which we conduct all of our operations. We currently own approximately 76% of the ownership units of the Operating Partnership. We refer to the limited partners of the Operating Partnership as minority common unitholders or as the minority interest. Limited partners will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

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

Real Estate Investments
Real estate investments are stated at the lower of cost, less accumulated depreciation, or fair value. In general, for acquired properties, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings. For the acquisitions of Barrington, Brookford, and Alta Harbour in 2002, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: land improvements, 7-20 years; short-lived building components, 5-20 years; base building structure, 60 years; and fixtures, equipment and floor coverings, 5-10 years.

We generally complete and capitalize acquisition improvements (expenditures that have been identified at the time the property is acquired, and which are intended to position the property consistent with our physical standards) within one to two years of acquisition. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We capitalize all floor covering, appliance and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years. We expense ordinary repairs and maintenance costs at apartment communities. Costs of repairs and maintenance and capital improvements at restaurant properties are borne by the lessee.

We evaluate our real estate assets from time to time, or upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded value. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 2002 and 2001, none of our assets were considered impaired.

Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized after December 31, 2001, but are subject to annual impairment tests in accordance with the Statement. We determined that the intangible related to our 1994 acquisition of management operations, net of accumulated amortization, as of January 1, 2002, and again as of October 1, 2002, is not impaired. We plan to perform future annual tests as of October 1 of each year.

The following table reflects the effect of the amortization of the intangible related to our acquisition of management operations on the results of operations as though we had adopted FAS 142 on January 1, 2001 and 2000, respectively.


                                                           Pro Forma      Adjustments         As Reported
                                                        ----------------- ----------------- -----------------
Year ended December 31, 2001
Revenues                                                    $36,261,773       $         -       $36,261,773
Expenses                                                     33,256,732          (406,200)       33,662,932
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         3,005,041           406,200         2,598,841
Minority interest in Operating Partnership                      690,228            93,374           596,854
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              2,314,813           312,826         2,001,987
Extraordinary item - loss on early
   extinguishment of debt                                        99,577                 -            99,577
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 2,215,236       $   312,826       $ 1,902,410
                                                        ================= ================= =================

Basic and diluted earnings per share:
   Income before extraordinary item                               $0.40                               $0.35
   Extraordinary item                                             (0.01)                              (0.02)
   Income available to common shareholders                         0.39                                0.33

Year ended December 31, 2000
Revenues                                                    $33,857,965       $         -       $33,857,965
Expenses                                                     30,874,242          (406,200)       31,280,442
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         2,983,723           406,200         2,577,523
Minority interest in Operating Partnership                      688,210            93,676           594,534
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 2,295,513       $   312,524       $ 1,982,989
                                                        ================= ================= =================

Basic and diluted earnings per share:
   Income before extraordinary item                               $0.40                               $0.35
   Extraordinary item                                                 -                                   -
   Income available to common shareholders                         0.40                                0.35

Accumulated amortization on this asset was approximately $2.6 million at December 31, 2002 and 2001.

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs, reflected as an extraordinary charge for loss on early extinguishment of debt. Accumulated amortization on these assets was $699,000 at December 31, 2002, and $580,000 at December 31, 2001. As of December 31, 2002, we estimate future amortization of deferred financing costs will be approximately as follows: 2003, $300,000; 2004, $220,000; 2005, $150,000; 2006, $140,000; 2007, $140,000; 2008 and thereafter,
$270,000.

We defer costs incurred in connection with proposed acquisition of properties and equity transactions until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense. During 2000, we recorded a charge of $237,000 for costs of an equity transaction that was terminated by the company during the fourth quarter.

Fair Values of Financial Instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value. We estimate the fair value of fixed rate notes and variable rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002, the aggregate fair value of our deed of trust and other notes payable was approximately $219 million. At December 31, 2001, the fair value of our deed of trust and other notes payable approximated the carrying value.

Use of Estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Depreciation amounts included in these financial statements reflect our estimate of the life and related depreciation rates for rental properties. In addition, the carrying amount of the intangible asset related to acquisition of management operations reflects our assessment of the continuing value of this asset. Actual results could differ from these estimates.

Revenue Recognition
We record rental and other revenue as it is earned. Rental payments received prior to the first of a given month are recorded as prepaid rent. Tenant security deposits are held in trust in bank accounts separate from operating cash. Tenant security deposits totaled $306,000 at December 31, 2002, and $192,000 at December 31, 2001; related trust account balances are included in the balance sheet in other current assets.

In December 2000, we received $800,000 advance payment under a contract for use of our cable equipment at five apartment communities. This receipt, net of approximately $20,000 related costs, was recorded as deferred revenue, and we plan to recognize this rental revenue over the ten-year contract term beginning in 2001.

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled $419,000 in 2002, $342,000 in 2001, and $296,000 in 2000.

Stock-Based Compensation
The company has one employee Stock Option and Incentive Plan in place, which is described more fully in Note 4. We account for this plan using the intrinsic value method, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, the effect would have been to reduce net income as reported by approximately $5,000 in 2002, $10,000 in 2001, and $14,000 in 2000, with no impact on basic and diluted earnings per share amounts as reported.

Earnings Per Share
We calculate earnings per share based on the weighted average number of shares outstanding during each year.

Comprehensive Income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 2002, 2001, or 2000, other than net income as reported.

Recent Accounting Pronouncements
We adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and the reporting provisions of APB Opinion No. 30. This adoption had no impact on our results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under Statement 4. We plan to adopt Statement 145 effective

January 1, 2003. Upon adoption, the extraordinary items for loss on early extinguishment of debt that we have reported in 2002 and earlier will be reclassified to conform to Statement 145. While adoption of Statement 145 will have no impact on net income, it will reduce income before extraordinary items and eliminate extraordinary items as previously reported.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years ending after December 15, 2002. We plan to continue to use the intrinsic value method to account for stock-based employee compensation. We have disclosed under the caption "Stock-Based Compensation" above in this footnote the amount of expense, which is immaterial, that would have been recorded if we had applied the fair value method.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees must be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the company to make payments to a guaranteed third party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. We expect to adopt this Interpretation effective January 1, 2003, and we do not expect this adoption to have a significant impact on our financial position and results of operations.

Reclassifications
Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income, shareholders' equity or cash flows as previously reported.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                2002              2001
                                          ----------------- -----------------

Apartment properties
   Land                                    $  28,359,923     $  21,128,897
   Buildings and improvements                246,473,769       199,741,313
   Computer and support equipment                879,171           719,260
   Less accumulated depreciation             (38,364,606)      (30,374,050)
                                          ----------------- -----------------
                                             237,348,257       191,215,420
Restaurant properties
   Land                                       10,935,813        10,935,813
   Buildings and improvements                 28,223,108        28,223,108
   Less accumulated depreciation             (11,084,219)      (10,377,840)
                                          ----------------- -----------------
                                              28,074,702        28,781,081
                                          ----------------- -----------------
                                            $265,422,959      $219,996,501
                                          ================= =================

The results of operations of the following apartment communities are included in the financial statements from the dates of acquisition, as follows:

2002 acquisitions:
o Alta Harbour Apartments acquired effective September 18, 2002, for a total cost of approximately $19.2 million, paid in cash.

o Barrington Place Apartments and Brookford Place Apartments acquired effective May 31, 2002, for a total cost of approximately $32.2 million, including assumption of a deed of trust loan with a balance of approximately $20.3 million, assumption and retirement of existing liabilities of the former owners totaling approximately $10.0 million, and issuance of Operating Partnership units with an imputed value of approximately $1.8 million.

2000 acquisition:
o Oak Hollow Apartments Phase 2 (formerly known as Page Mill Apartments) acquired effective December 28, 2000, for a total cost of approximately $12.4 million, paid in cash.

In October 2001, we purchased 7.2 acres of land adjacent to Chason Ridge Apartments for a cost of approximately $370,000. This additional land purchase compliments and provides additional buffer for the existing site, and may be used for construction of additional apartment units in the future. In addition, in September 2002, we purchased 5.4 acres of land adjacent to Paces Commons Apartments for a cost of approximately $18,000.

In April 2001, we sold one restaurant property to the lessee for its net carrying value of approximately $406,000. In June 2000, we sold one restaurant property to the lessee for its net carrying value of approximately $644,000. We applied the proceeds from these sales to improvements at apartment communities and to reduce our line of credit that is secured by the restaurant properties.

The following unaudited pro forma summary information for 2002 is presented as if we had acquired Alta Harbour, Barrington Place, and Brookford Place effective January 1, 2002. The unaudited pro forma summary information for 2001 is presented as if we had acquired Alta Harbour and Barrington Place effective January 1, 2001. We have not included Brookford Place in the pro forma information for 2001 because this community did not reach stabilized status until January 2002; an apartment community is considered stabilized when construction of all buildings has been completed and the community has attained 90% occupancy for 90 days. These pro forma amounts may not represent how we would have performed if these acquisitions had really occurred on January 1 of the respective years shown. In addition, they do not purport to project our results of operations for any future period.

                                                           2002               2001
                                                     ------------------ ------------------
     Total revenue                                      $41,572,000        $42,144,000
     Income before extraordinary item                     1,216,000          1,950,000
     Net income                                           1,144,000          1,852,000
     Income available to common shareholders                644,000          1,599,000
     Basic earnings per share:
         Income before extraordinary item                     $0.21              $0.34
         Extraordinary item                                   (0.01)             (0.02)
         Income available to common shareholders               0.11               0.32
     Diluted earnings per share:
         Income before extraordinary item                      0.19               0.34
         Extraordinary item                                   (0.01)             (0.02)
         Income available to common shareholders               0.11               0.32

Note 3.  Notes Payable

Notes payable at December 31 consist of the following:

                                                                                        2002               2001
                                                                                ------------------ ------------------
Revolving lines of credit with a bank:

Principal sum of up to $18.0 million, due January 2004 (as modified November
2001), secured by deeds of trust and assignment of rents of 42 restaurant properties. Interest-only payments on the outstanding balance due monthly at a variable interest rate of 30-day LIBOR plus 1.80% (3.18% at December 31, 2002).
The maximum principal balance was reduced and paid down to $17.2 million in
January 2003.                                                                      $ 18,000,000       $ 18,000,000

Principal sum of up to $25.9 million, due November 2004 (as modified December
2002), secured by a deed of trust and assignment of rents of Latitudes
Apartments. Interest-only payments on the outstanding balance due monthly at a
variable interest rate of 30-day LIBOR plus 1.75 % (3.13% at December 31, 2002).     18,118,135         12,031,741

Variable rate notes payable:

Note payable to a bank in the principal amount of up to $11.7 million due
December 2004, secured by a deed of trust and assignment of rents of Oak Hollow
Apartments Phase 2. Interest-only payments on the outstanding principal balance due monthly at a variable interest rate of 30-day LIBOR plus 1.85% (3.23% at
December 31, 2002).                                                                  10,835,842         10,122,066

Fixed rate notes payable:

Notes payable comprised of seven loans (four loans in 2001), payable in monthly installments totaling approximately $541,000 including principal and interest at rates ranging from 5.93% to 8.55%, with maturities in 2005 through 2034. Secured
by deeds of trust and assignment of rents of seven apartment communities.            80,169,151         37,687,757

Notes payable comprised of 10 loans, interest rates ranging from 6.35% to 6.97%, payable in interest-only monthly installments totaling approximately $478,000, with maturities in 2007 and 2008. Secured by deeds of trust and assignment of
rents of 10 apartment communities.                                                   84,365,500         84,365,500

Notes payable, comprised of 12 loans, payable in monthly installments totaling approximately $3,000 including principal and interest at 7.90% to 7.99%, with
maturities in 2005 and 2006. Secured by 12 vehicles.                                     96,307            123,158
                                                                                ------------------ ------------------

                                                                                   $211,584,935        $162,330,222
                                                                                ================== ==================

In conjunction with the acquisition of Alta Harbour Apartments in September 2002, we executed a $15.9 million note payable, secured by the assets and assignment of rents of Alta Harbour Apartments. This loan provides for interest at 5.85% and monthly payments including principal and interest of approximately $94,000, with maturity in September 2012. We paid and recorded deferred loan costs of approximately $150,000 related to this loan.

In conjunction with the acquisition of Barrington Place Apartments and Brookford Place Apartments in May 2002, we assumed a first deed of trust loan secured by the assets and assignment of rents of Barrington Place Apartments with a balance of approximately $20.3 million. This loan provides for interest at an effective rate of approximately 7.0% and monthly payments including principal and interest of approximately $136,000, with maturity in November 2010. We paid and recorded deferred loan costs of approximately $160,000 related to this loan assumption.

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

In September 2001, we issued a $16.25 million note payable, secured by a deed of trust and assignment of rents of Paces Commons Apartments. The note provides for interest at an effective rate of 6.96%. Interest-only payments of approximately $97,000 were due monthly through October 2002. Beginning November 2002, monthly payments of principal and interest total $106,600, with maturity in October 2011. In conjunction with this transaction, we paid and recorded deferred loan costs of $144,000.

We applied approximately $10.1 million of the Paces Commons refinance proceeds to retire an existing deed of trust note with interest at 8.125%. In conjunction with this payoff, we wrote off unamortized loan costs of $129,000. We have reflected this write-off, net of minority interests' share, in the financial statements as an extraordinary item.

We financed the acquisition of Oak Hollow Apartments Phase 2 in December 2000 with a $9.7 million draw on a variable rate deed of trust loan for up to $11.7 million. During 2001 and 2002, we drew an additional $1.1 million on this loan to fund renovations to the apartment community. The note is payable at maturity in December 2004, and provides for monthly interest payments through December 2002, then monthly principal and interest payments of approximately $51,000 beginning January 2003, with interest on the outstanding balance at 30-day LIBOR plus 1.85%. In conjunction with this financing, we paid and recorded $47,000 in deferred loan costs.

In conjunction with the acquisition of Chason Ridge Apartments in January 1999, we assumed a HUD-insured loan in the amount of $9.7 million with interest at 8.5% and mortgage insurance with a premium of 0.5% of the loan balance. The interest rate on this loan exceeded current market rates at the time of the acquisition, and the note may not be prepaid until January 2005. Accordingly, the seller gave a $1.0 million credit for defeasance of above-market interest, which we will apply to reduce recorded interest expense monthly through 2004.

We modified the revolving lines of credit with a bank in December 2002 to increase the maximum balance available under the Latitudes line of credit from $23.0 million to $25.9 million. In conjunction with this modification, we paid and recorded $30,000 in deferred loan costs in January 2003.

Interest payments totaled $11.5 million in 2002, $11.3 million in 2001, and $11.3 million in 2000.

The loan agreements related to the lines of credit include covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

As of December 31, 2002, scheduled principal payments were approximately as follows: 2003, $1.9 million; 2004, $46.8 million; 2005, $6.4 million; 2006, $.9 million; 2007, $48.8 million; 2008 and thereafter, $106.8 million.

Note 4.  Shareholders' Equity

Authorized Capital Stock
Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100 million shares of common stock and 10 million shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors.

In December 2001, the Board of Directors authorized the issuance of up to 454,545 shares of Series B Cumulative Convertible Preferred Stock at a price of $11.00 per share. We issued 227,273 shares in December 2001 and 227,272 shares in September 2002 to a single investor, for total proceeds of $5.0 million. The preferred shares have a purchase price and liquidation preference of $11.00 per share. The agreement provides for an initial dividend yield of 10% through December 2009, then 12% for two years, and thereafter the greater of 14% or 900 basis points over the 5-year Treasury rate. The investor will have the right to convert each Series B share into one share of the company's common stock after three years or in certain circumstances, such as a change of control or if the company calls the Series B stock for redemption. The holders of preferred shares are generally not entitled to vote on matters submitted to shareholders. Dividends on preferred shares are subject to declaration by the Board of Directors.

Approximately 2.9 million authorized shares of common stock are reserved for future issuance under the company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Series B Preferred shares and Operating Partnership units.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 77,607 shares in 2002, 37,923 shares in 2001, and 29,020 shares in 1999 through the Plan.

Redemption of Operating Partnership Units
During 2002, we redeemed 8,597 Operating Partnership units from two former minority unitholders by issuing shares of the company's common stock on a one-for-one basis.

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts:

                                                              2002              2001              2000
                                                        ----------------- ----------------- -----------------
Numerators:
Numerator for basic earnings per share -
   Income before extraordinary item                        $1,321,245        $2,001,987        $1,982,989
   Extraordinary item                                         (73,297)          (99,577)                -
   Cumulative preferred dividend                             (322,603)           (2,740)                -
                                                        ----------------- ----------------- -----------------
   Income available to common shareholders                 $  925,345        $1,899,670        $1,982,989
                                                        ================= ================= =================
Numerator for diluted earnings per share -
   Income before extraordinary item (1)                    $1,621,579        $2,598,841        $2,577,523
   Extraordinary item (1)                                     (95,032)         (129,239)                -
   Cumulative preferred dividend                             (322,603)           (2,740)                -
                                                        ----------------- ----------------- -----------------
   Income available to common shareholders (1)             $1,203,944        $2,466,862        $2,577,523
                                                        ================= ================= =================

Denominators:
Denominator for basic earnings per share -
   Weighted average common shares outstanding               5,787,154         5,716,811         5,707,561
Effect of dilutive securities:
   Convertible Operating Partnership units                  1,786,069         1,706,361         1,710,788
   Stock options (2)                                            8,182             2,987                 -
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                          1,794,251         1,709,348         1,710,788
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average common shares and
   assumed conversions                                      7,581,405         7,426,159         7,418,349
                                                        ================= ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in income before extraordinary item and minority interest in extraordinary item have been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, 120,000 shares at $13.125, and 60,000 shares at $11.25 from the calculation of diluted earnings per share for 2002 and 2001. We did not include any of the options outstanding during 2000 in the calculation of diluted earnings per share. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

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

The following table summarizes information about stock options outstanding at December 31, 2002.


                                           Weighted Average
                                              Remaining         Number of         Number of
                                             Contractual         Options           Options
                                             Life (Years)      Outstanding       Exercisable
                                           ----------------- ----------------- -----------------
Exercise price $9.25 per share                      7.15            47,500            23,750
Exercise price $11.25 per share                     5.83            60,000            60,000
Exercise price $13.125 per share                    5.50           120,000           120,000
Exercise price $12.25 per share                     4.33           110,000           110,000
Exercise price $12.50 per share                     1.88           140,000           140,000
                                                             ----------------- -----------------
   All options outstanding                          5.37           477,500           453,750
                                                             ================= =================

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. No options were granted in 2002 or 2001. We used the following assumptions to estimate the fair value of options granted in 2000:

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

Changes in outstanding stock options were as follows:

                                       2002                       2001                       2000
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ -------------
Beginning balance               477,500        $12.12      477,500        $12.12      430,000        $12.44
Granted                               -             -            -             -       47,500          9.25
Exercised                             -             -            -             -            -             -
Repurchased                           -             -            -             -            -             -
Forfeited                             -             -            -             -            -             -
                             -------------              -------------              -------------
Ending balance                  477,500        $12.12      477,500        $12.12      477,500        $12.12
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        453,750        $12.27      396,875        $12.33      312,500        $12.43
                             ============= ============ ============= ============ ============= ============

Note 5.  Rental Operations

Apartment Properties
We lease our residential apartments under operating leases with monthly payments due in advance. Terms of the apartment leases are generally one year or less, with none longer than two years.

Restaurant Properties - Master Lease Agreement
The lease agreement with Boddie-Noell Enterprises ("Enterprises") has a primary term expiring in December 2007, but grants Enterprises three five-year renewal options. Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions as defined in the agreement, both Enterprises and the company have the right to substitute another restaurant property for a property covered by the lease. Assuming renewal of the lease, after December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms.

In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allows Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic. We sold one restaurant in April 2001, and one restaurant in June 2000, to Enterprises, the lessee, under the non-economic clause of the restaurant master lease. We previously sold three restaurants in June 1999 to Enterprises under this clause. In February 2003, we sold one additional restaurant to Enterprises under this clause (see Note 11). After the February 2003 sale, under the terms of this clause, the lessee may close one additional restaurant and buy it back for no less than net carrying value.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 2002, 2001, and 2000. We expect annual minimum rent will be approximately $3.9 million in years 2003 through 2007.

Note 6.  Income Taxes

We operate as, and elect to be taxed as, a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% (95% in 2000) of our adjusted taxable income to our common shareholders. We intend to adhere to these requirements and maintain the company's REIT status. As a REIT, we generally will not be subject to corporate level federal or state income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries would be subject to federal, state and local income taxes.

The following table reconciles our income as reflected in our financial statements to REIT taxable income. Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in properties. For federal and state income tax purposes, we reported real estate investments with a total cost basis of $286.9 million and accumulated depreciation of $65.6 million as of December 31, 2002.

                                                              2002              2001              2000
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
Income before extraordinary item
   and minority interest                                   $1,621,579        $2,598,841        $2,577,523
Less extraordinary item (including minority share)            (95,032)         (129,239)                -
                                                        ----------------- ----------------- -----------------
Income subject to income tax
   (including minority share)                               1,526,547         2,469,602         2,577,523
Reconciling items:
   Add book depreciation                                    8,794,361         7,828,457         7,155,697
   Less regular tax depreciation                           (8,100,000)       (7,162,570)       (6,718,225)



                                                              2002              2001              2000
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
Add amortization of intangible related to
   acquisition of management operations                             -           406,200           406,200
   Other book/tax differences, net                           (300,908)          456,344           173,263
                                                        ----------------- ----------------- -----------------
Adjusted taxable income of the Operating
   Partnership (including minority share)                   1,920,000         3,998,033         3,594,458
Less minority share of taxable income                        (380,000)         (862,878)         (783,904)
                                                        ----------------- ----------------- -----------------
Taxable income subject to dividend requirement             $1,540,000        $3,135,155        $2,810,554
                                                        ================= ================= =================
Minimum dividend required (90% in 2002 and 2001, 95%
   in 2000)                                                $1,386,000        $2,821,640        $2,670,026
                                                        ================= ================= =================

The actual tax deduction for dividends that we take, and the taxability of dividends to shareholders, is based on a measurement of "earnings and profits" as defined by the Internal Revenue Code. Earnings and profits differ from regular taxable income, primarily due to further differences in the estimated useful lives and methods used to compute depreciation. The following table reconciles the dividends paid deduction taken by the company (the portion of dividends paid that are taxable as ordinary income to shareholders) on its tax returns to cash dividends paid.


                                                              2002              2001              2000
                                                            Estimate           Actual            Actual
                                                       ----------------- ----------------- -----------------
Dividends paid deduction for
   Preferred dividends paid                                $  200,000        $        -        $        -
   Common dividends paid                                    1,904,000         3,646,621         3,362,208
                                                        ----------------- ----------------- -----------------
                                                            2,104,000         3,646,621         3,362,208
Portion of dividends designated return of capital           5,259,000         3,436,120         3,714,410
                                                        ----------------- ----------------- -----------------
Total dividends paid                                       $7,363,000        $7,082,741        $7,076,618
                                                        ================= ================= =================

We paid dividend distributions totaling $1.24 per share to common shareholders each year during 2002, 2001, and 2000. In early January following each year end, we must make an estimate of earnings and profits, and publish an allocation between ordinary dividend income and non-taxable return of capital to common shareholders. The allocation between ordinary dividend income and non-taxable return of capital to common shareholders was as follows:

                                              2002                     2001                    2000
                                         $            %           $           %           $           %
                                     ----------- ------------ ----------- ----------- ----------- -----------
Ordinary income                          $0.24       19.4%        $0.58       46.8%       $0.62       49.9%
Return of capital                         1.00       80.6%         0.66       53.2%        0.62       50.1%
                                     ----------- ------------ ----------- ----------- ----------- -----------
                                         $1.24      100.0%        $1.24      100.0%       $1.24      100.0%
                                     =========== ============ =========== =========== =========== ===========

Note 7.  Related Party Transactions

Certain directors and officers of the company hold similar positions with Enterprises and Boddie Investment Company. We purchased 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43.2 million in 1987. We derived approximately 10.5% of our revenue in 2002 from payment of rent from Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

Certain current and former directors of the company were the sole shareholders and directors of BT Venture Corporation, which we acquired in 1994.

In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. We refer to these acquisitions as the "Chrysson acquisitions" and to the former owners as the "Chrysson Parties." Certain current directors of the company were shareholders and officers in the Chrysson Parties. We have issued 1,349,954 Operating Partnership units through December 31, 2000, in conjunction with acquisitions of six of the apartment communities. During 2002 we issued 146,964 units to acquire Barrington Place Apartments and Brookford Place Apartments from the Chrysson Parties. Brookford Place Apartments was the last of seven properties to be acquired under our 1997 agreement with this group.

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

We received interest and participation income of $60,000 in 2002, $85,000 in 2001, and $103,000 in 2000. In addition, we received guarantee fees of $12,000 in 2002, $37,500 in 2001, and $37,500 in 2000. We received $383,000 of the fixed portion during 2001 and 2002. Because the collectibility of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable. At December 31, we have reflected the principal portion of notes receivable from The Villages of Chapel Hill Limited Partnership as follows:

                                                       2002           2001

Advances receivable, due February 2004                $100,000       $100,000
Fixed portion of shared appreciation                   567,434        598,436
   Less reserve for collection of fixed portion       (567,434)      (598,436)
                                                   -------------- --------------
                                                      $100,000       $100,000
                                                   ============== ==============

In 1996 through 1999, we made loans totaling $180,000 to certain officers of the company. These loans are included in our balance sheets in other current assets.

Certain officers of the company are also officers of the Management Company and owned a 5% economic interest and a 99% voting interest in it. We acquired their interests in the Management Company for payment of $16,000 in January 2001.

Note 8.  Profit Sharing Plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined in the plan. We made contributions to the plan totaling $59,000 in 2002, $68,000 in 2001, and $48,000 in 2000.

Note 9.  Commitments and Contingencies

We currently lease approximately 6,500 square feet of office space in downtown Charlotte, North Carolina, for our corporate and administrative offices. Rent expense totaled approximately $169,000 in 2002 and $166,000 in 2001. The lease provides for monthly rental of approximately $14,000 and expires April 2003.

We have agreements with four of our executive officers that provide for cash compensation and other benefits if we terminate them without cause or if a change in control of the company occurs.

The company is a party to a variety of legal proceedings arising in the ordinary course of its business. We believe that such matters will not have a material effect on the financial position of the company.

Note 10.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 2002 and 2001:

                                               Income (Loss) before Extraordinary Item
                                            ----------------------------------------------
                                                                       Per Share
                                                              ----------------------------       Net
                              Revenues           Total           Basic         Diluted      Income (Loss)
                          ----------------- ----------------- ------------- -------------- -----------------
2002
First quarter (1)            $ 8,826,002        $  565,872          $0.10         $0.09       $  492,575
Second quarter                 9,216,482           517,928           0.09          0.09          517,928
Third quarter                  9,936,444           353,804           0.06          0.06          353,804
Fourth quarter                10,185,046          (116,359)         (0.02)        (0.03)        (116,359)
                          ----------------- ----------------- ------------- -------------- -----------------
                             $38,163,974        $1,321,245          $0.23         $0.21       $1,247,948
                          ================= ================= ============= ============== =================

2001
First quarter                $ 8,957,270        $  470,159          $0.08         $0.08       $  470,159
Second quarter                 9,239,333           481,480            .09           .09          481,480
Third quarter (2)              9,152,535           595,851            .10           .10          496,274
Fourth quarter                 8,912,635           454,497            .08           .08          454,497
                          ----------------- ----------------- ------------- -------------- -----------------
                             $36,261,773        $2,001,987          $0.35         $0.35       $1,902,410
                          ================= ================= ============= ============== =================

(1) During the first quarter of 2002, we recorded an extraordinary charge of $73,000, net of minority share, for write-off of unamortized loan costs in conjunction with a refinancing of long-term debt.
(2) During the third quarter of 2001, we recorded an extraordinary charge of $99,000, net of minority share, for write-off of unamortized loan costs in conjunction with a refinancing of long-term debt.

Note 11.  Subsequent Events

The Board of Directors declared a regular quarterly dividend of $0.25 per share on January 23, 2003, payable on February 17, 2003, to shareholders of record on February 3, 2003. The Board of Directors also authorized the payment of dividends totaling $125,000 to the Series B Preferred shareholder.

In February 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $588,000. We applied approximately $426,000 of the proceeds from this sale to reduce our line of credit that is secured by the restaurant properties.

In March 2003, we acquired The Place Apartments, a community containing 144 apartment units, in Greenville, South Carolina, for a contract price of $5.6 million. We funded this acquisition by the placement of a $4.56 million first deed of trust loan and draws on our line of credit.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2002

                                                                         Costs
         Description             Encumb.         Initial Costs        Capitalized
         -----------             -------         -------------        Subsequent
                                                        Buildings &       to
                                               Land     Improvem'ts   Acquisition     Land
Apartment Properties:
North Carolina:
Abbington Place, Greensboro      15,785,250  $2,302,000   23,598,676       708,853  $2,302,000
Alta Harbour, Cornelius          15,872,935   4,144,000   15,062,322       100,356   4,144,000
Allerton Place, Greensboro       10,270,000   1,384,000   14,650,428       288,844   1,384,000
Barrington Place, Charlotte      20,215,869   2,604,000   24,002,687       100,957   2,604,000
Brookford Place, Greensboro       4,838,466     465,000    5,157,507        42,270     465,000
Chason Ridge, Fayetteville        9,497,848     624,000   11,790,472       774,108     994,606
Harris Hill, Charlotte            5,710,151   1,003,298    7,867,857     1,017,165   1,003,298
Madison Hall, Clemmons            4,245,000     303,000    6,054,307       233,552     303,000
Oak Hollow, Cary                  8,385,000   1,480,000   10,808,689       633,287   1,480,000
Oak Hollow - Phase 2, Cary       10,835,842   1,914,000   10,485,239     1,757,279   1,914,000
Oakbrook, Charlotte               7,808,231     848,835    8,523,384     1,008,395     848,835
Paces Commons, Charlotte         16,225,651   1,430,158   12,871,424     1,675,311   1,448,184
Paces Village, Greensboro         7,000,000   1,250,000    9,416,580       627,856   1,250,000
Pepperstone, Greensboro           3,883,750     552,000    5,015,153       376,399     552,000
Savannah Place, Winston-Salem     7,312,500     790,000   10,032,721       453,212     790,000
Summerlyn Place, Burlington       6,645,000     837,000    9,559,115       159,270     837,000
Waterford Place, Greensboro      11,089,000   1,686,000   16,745,972       320,949   1,686,000
Woods Edge, Durham                9,750,000     994,000   13,061,195     1,525,085     994,000
Computer and support equipment       96,307           -            -       879,171           -

                              ------------------------------------------------------------------
                                175,466,800  24,611,291  214,703,727    12,682,320  24,999,923
Virginia:
Latitudes, Virginia Beach        18,118,135   3,360,000   18,606,667     1,748,858   3,360,000
                              ------------------------------------------------------------------
Total Apartment Properties      193,584,935  27,971,291  233,310,394    14,431,178  28,359,923

Restaurant Properties:
North Carolina:
Burlington                         (1)          162,411      417,629             -     162,411
Denver                             (1)          275,484      708,387             -     275,484
Eden                               (1)          253,282      651,296             -     253,282
Fayetteville (Ramsey)              (1)          260,135      668,919             -     260,135
Fayetteville (N.Eastern)           (1)          308,271      792,696             -     308,271

                                       Gross Amount at Which
         Description              Carried at Close of Period (2)
         -----------              ------------------------------
                                  Buildings &              Accumulated Date of   Date    Life
                                  Improvem'ts     Total   Depreciation Constr. Acquired  (Years)
Apartment Properties:
North Carolina:
Abbington Place, Greensboro         24,307,529 $26,609,529  $4,817,657    1997    Dec-97    40
Alta Harbour, Cornelius             15,162,678  19,306,678     115,811    1994    Sep-02    60
Allerton Place, Greensboro          14,939,272  16,323,272   2,274,724    1998    Sep-98    40
Barrington Place, Charlotte         24,103,644  26,707,644     409,666    1999    May-02    60
Brookford Place, Greensboro          5,199,777   5,664,777     103,375    1998    May-02    60
Chason Ridge, Fayetteville          12,193,974  13,188,580   1,554,671    1994    Jan-99    40
Harris Hill, Charlotte               8,885,022   9,888,320   2,205,918    1988    Dec-94    40
Madison Hall, Clemmons               6,287,859   6,590,859     887,439    1997    Aug-98    40
Oak Hollow, Cary                    11,441,976  12,921,976   1,516,434    1983    Jul-98    40
Oak Hollow - Phase 2, Cary          12,242,518  14,156,518     881,219    1986    Dec-00    40
Oakbrook, Charlotte                  9,531,779  10,380,614   2,358,815    1985    Jun-94    40
Paces Commons, Charlotte            14,528,709  15,976,893   3,929,494    1988    Jun-93    40
Paces Village, Greensboro           10,044,436  11,294,436   2,089,076    1988    Apr-96    40
Pepperstone, Greensboro              5,391,552   5,943,552   1,019,307    1992    Dec-97    40
Savannah Place, Winston-Salem       10,485,933  11,275,933   1,883,988    1991    Dec-97    40
Summerlyn Place, Burlington          9,718,385  10,555,385   1,329,218    1998    Sep-98    40
Waterford Place, Greensboro         17,066,921  18,752,921   3,332,490    1997    Dec-97    40
Woods Edge, Durham                  14,586,280  15,580,280   2,043,980    1985    Jun-98    40
Computer and support equipment         879,171     879,171     461,835

                              -----------------------------------------
                                   226,997,415 251,997,338  33,215,117
Virginia:
Latitudes, Virginia Beach           20,355,525  23,715,525   5,149,489    1989    Oct-94    38
                              -----------------------------------------
Total Apartment Properties         247,352,940 275,712,863  38,364,606

Restaurant Properties:
North Carolina:
Burlington                             417,629     580,040     164,017  Oct-85    Apr-87    40
Denver                                 708,387     983,871     278,209  Jul-83    Apr-87    40
Eden                                   651,296     904,578     255,787  Jun-73    Apr-87    40
Fayetteville (Ramsey)                  668,919     929,054     262,709  Oct-73    Apr-87    40
Fayetteville (N.Eastern)               792,696   1,100,967     311,320  Sep-83    Apr-87    40

                                                                         Costs
         Description             Encumb.         Initial Costs        Capitalized
         -----------             -------         -------------        Subsequent
                                                        Buildings &       to
                                               Land     Improvem'ts   Acquisition     Land
Gastonia (E. Franklin)             (1)          230,421      592,511             -     230,421
Hillsborough                       (1)          290,868      747,948             -     290,868
Kinston (W. Vernon)                (1)          237,135      609,777             -     237,135
Kinston (Richlands)                (1)          231,678      595,743             -     231,678
Newton                             (1)          223,453      574,594             -     223,453
Siler City                         (1)          268,312      689,945             -     268,312
Spring Lake                        (1)          218,925      562,949             -     218,925
Thomasville (E. Main)              (1)          253,716      652,411             -     253,716
Thomasville (Randolph)             (1)          327,727      842,726             -     327,727
                                            ----------------------------------------------------
                                              3,541,818    9,107,531             -   3,541,818
Virginia:
Ashland                            (1)          296,509      762,452             -     296,509
Blackstone                         (1)          275,565      708,596             -     275,565
Bluefield                          (1)          205,700      528,947             -     205,700
Chester                            (1)          300,165      771,852             -     300,165
Clarksville                        (1)          211,545      543,972             -     211,545
Clintwood                          (1)          222,673      572,588             -     222,673
Dublin                             (1)          364,065      936,168             -     364,065
Franklin                           (1)          287,867      740,230             -     287,867
Galax                              (1)          309,578      796,057             -     309,578
Hopewell                           (1)          263,939      678,701             -     263,939
Lebanon                            (1)          266,340      684,876             -     266,340
Lynchburg (Langhorne)              (1)          249,865      642,509             -     249,865
Lynchburg (Timberlake)             (1)          276,153      710,107             -     276,153
Norfolk                            (1)          325,822      837,829             -     325,822
Orange                             (1)          244,883      629,699             -     244,883
Petersburg                         (1)          357,984      920,531             -     357,984
Richmond (Forest Hill)             (1)          196,084      504,216             -     196,084
Richmond (Midlothian)              (1)          270,736      696,179             -     270,736
Richmond (Myers)                   (1)          321,946      827,861             -     321,946
Roanoke (Hollins)                  (1)          257,863      663,076             -     257,863
Roanoke (Abenham)                  (1)          235,864      606,507             -     235,864
Rocky Mount                        (1)          248,434      638,829             -     248,434
Smithfield                         (1)          223,070      573,608             -     223,070


                                       Gross Amount at Which
         Description              Carried at Close of Period (2)
         -----------              ------------------------------
                                  Buildings &              Accumulated Date of   Date    Life
                                  Improvem'ts     Total    DepreciationConstr. Acquired  (Years)
Gastonia (E. Franklin)                 592,511     822,932     232,700  Apr-63    Apr-87    40
Hillsborough                           747,948   1,038,816     293,745  Mar-78    Apr-87    40
Kinston (W. Vernon)                    609,777     846,912     239,481  Jul-62    Apr-87    40
Kinston (Richlands)                    595,743     827,421     233,969  Dec-81    Apr-87    40
Newton                                 574,594     798,047     225,664  Mar-76    Apr-87    40
Siler City                             689,945     958,257     270,966  May-79    Apr-87    40
Spring Lake                            562,949     781,874     221,090  Mar-76    Apr-87    40
Thomasville (E. Main)                  652,411     906,127     256,225  Feb-66    Apr-87    40
Thomasville (Randolph)                 842,726   1,170,453     330,968  Apr-74    Apr-87    40
                                ---------------------------------------
                                     9,107,531  12,649,349   3,576,850
Virginia:
Ashland                                762,452   1,058,961     299,442  Apr-87    Apr-87    40
Blackstone                             708,596     984,161     278,292  Sep-79    Apr-87    40
Bluefield                              528,947     734,647     207,736  Feb-85    Apr-87    40
Chester                                771,852   1,072,017     303,134  May-73    Apr-87    40
Clarksville                            543,972     755,517     213,637  Oct-85    Apr-87    40
Clintwood                              572,588     795,261     224,875  Jan-81    Apr-87    40
Dublin                                 936,168   1,300,233     367,667  Jul-83    Apr-87    40
Franklin                               740,230   1,028,097     290,715  Feb-75    Apr-87    40
Galax                                  796,057   1,105,635     312,639  Jun-74    Apr-87    40
Hopewell                               678,701     942,640     266,550  Jun-78    Apr-87    40
Lebanon                                684,876     951,216     268,976  Jun-83    Apr-87    40
Lynchburg (Langhorne)                  642,509     892,374     252,336  Sep-82    Apr-87    40
Lynchburg (Timberlake)                 710,107     986,260     278,884  Aug-83    Apr-87    40
Norfolk                                837,829   1,163,651     329,045  Aug-84    Apr-87    40
Orange                                 629,699     874,582     247,305  Aug-74    Apr-87    40
Petersburg                             920,531   1,278,515     361,526  Mar-74    Apr-87    40
Richmond (Forest Hill)                 504,216     700,300     198,024  Nov-74    Apr-87    40
Richmond (Midlothian)                  696,179     966,915     273,414  Jan-74    Apr-87    40
Richmond (Myers)                       827,861   1,149,807     325,131  Apr-83    Apr-87    40
Roanoke (Hollins)                      663,076     920,939     260,414  Feb-73    Apr-87    40
Roanoke (Abenham)                      606,507     842,371     238,197  Nov-82    Apr-87    40
Rocky Mount                            638,829     887,263     250,891  May-80    Apr-87    40
Smithfield                             573,608     796,678     225,276  Apr-77    Apr-87    40

                                                                         Costs
         Description             Encumb.         Initial Costs        Capitalized
         -----------             -------         -------------        Subsequent
                                                        Buildings &       to
                                               Land     Improvem'ts   Acquisition     Land
Staunton                           (1)          260,569      670,035             -     260,569
Verona                             (1)          191,631      492,765             -     191,631
Virginia Beach (Lynnhaven)         (1)          271,570      698,322             -     231,731
Virginia Beach (Holland)           (1)          277,943      714,710             -     277,943
Wise                               (1)          219,471      564,355             -     219,471
                                            ----------------------------------------------------
                                              7,433,834   19,115,577             -   7,393,995
                              ------------------------------------------------------------------
Total Restaurant Properties     18,000,000   10,975,652   28,223,108             -  10,935,813
                              ------------------------------------------------------------------
 Total Real Estate            $211,584,935  $38,946,943 $261,533,502   $14,431,178 $39,295,736
                              ==================================================================


                                   Gross Amount at Which
         Description          Carried at Close of Period (2)
         -----------          ------------------------------
                              Buildings &              Accumulated Date of   Date    Life
                              Improvem'ts     Total    DepreciationConstr. Acquired  (Years)
Staunton                           670,035     930,604     263,147  Sep-83    Apr-87    40
Verona                             492,765     684,396     193,526  Jan-85    Apr-87    40
Virginia Beach (Lynnhaven)         698,322     930,053     274,256  Jun-80    Apr-87    40
Virginia Beach (Holland)           714,710     992,653     280,692  Aug-83    Apr-87    40
Wise                               564,355     783,826     221,642  Jun-80    Apr-87    40
                             --------------------------------------
                                19,115,577  26,509,572   7,507,369
                             --------------------------------------
Total Restaurant Properties     28,223,108  39,158,921  11,084,219
                             --------------------------------------
 Total Real Estate            $275,576,048 $314,871,784$49,448,825
                             ======================================


(1) Indicates the restaurants encumbered by a revolving line of credit with a bank for up to $18,000,000, outstanding at 12/31/02. (2) Aggregate cost basis at December 31, 2002, for federal income tax purposes was approximately $286.9 million.

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
 Schedule III - Real Estate and Accumulated Depreciation




                                                     2002                   2001                   2000
                                             ---------------------  --------------------------------------------
 Real estate investments:
      Balance at beginning of year                 $  260,748,391         $  257,520,268         $  243,910,146
      Additions during year
         Acquisitions                                  51,435,516                370,605             12,399,239
         Effect of consolidation (1)                            -                593,833                      -
         Improvements, etc.                             2,785,303              2,809,344              2,121,154
      Deductions during year                              (97,426)              (545,659)              (910,271)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                     $  314,871,784         $  260,748,391         $  257,520,268
                                             =====================  =====================  =====================


 Accumulated depreciation:
      Balance at beginning of year                 $   25,926,208             40,751,890             32,815,205
      Effect of consolidation (1)                               -                248,026
      Provision for depreciation                        8,794,361              7,828,457              7,155,697
      Deductions during year                              (97,426)              (139,798)              (266,700)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                     $   49,448,825         $   40,751,890         $   32,815,205
                                             =====================  =====================  =====================

 (1)Effective January 2001, the consolidated accounts of BNP Residential Properties Limited Partnership include the assets of BNP Management, Inc.

                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
     2.1*     Master Agreement of Merger and Acquisition by and among BNP Residential Properties,        -
              Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G.
              Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as
              Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997,
              and incorporated herein by reference)
     2.2*     Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by       -
              and among BNP Residential Properties, Inc., BNP Residential Properties Limited
              Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G.
              Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties,
              Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1*     Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc.,       -
              Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2*     Articles Supplementary, Classifying and Designating 909,090 Shares of Series B             -
              Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit
              3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December
              28, 2001, and incorporated herein by reference)
     3.3*     Amended and Restated By-Laws (filed as Exhibit 3.2 to BNP Residential Properties,          -
              Inc., Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
     4.1*     Rights Agreement, dated March 18, 1999, between the Company and First Union National       -
              Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form
              8-K dated March 17, 1999, and incorporated herein by reference)
     4.2*     Registration Rights Agreement By and Among BNP Residential Properties, Inc. and            -
              Preferred Investment I, LLC, dated December 28, 2001 (filed as Exhibit 4 to BNP
              Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.1*     Second Amended and Restated Agreement of Limited Partnership of Boddie-Noell               -
              Properties Limited Partnership dated as of March 17, 1999 (filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
    10.2*     Amendment to Second Amended and Restated Agreement of Limited Partnership of BNP           -
              Residential Properties Limited Partnership, dated December 28, 2001 (filed as
              Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated
              December 28, 2001, and incorporated herein by reference)
    10.3*     Investment Agreement By and Between BNP Residential Properties, Inc. and Preferred         -
              Investment I, LLC, dated December 28, 2001 (filed as Exhibit 10.2 to BNP Residential
              Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.4*     Amended and Restated Master Lease Agreement dated December 21, 1995, between BNP           -
              Residential Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit
              10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December
              31, 1995, and incorporated herein by reference)
    10.5*     BNP Residential Properties, Inc. 1994 Stock Option and Incentive Plan effective            -
              August 4, 1994, and amended effective May 15, 1998 (filed as an exhibit in Schedule
              14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)


Exhibit No.
                                                                                                     Page
    10.6*     Form and description of Employment Agreements dated July 15, 1997, between BNP             -
              Residential Properties, Inc. and certain officers (filed as Exhibit 10 to BNP
              Residential Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, and incorporated herein by reference)
    10.7      Employment Agreement dated December 1, 2002, between BNP Residential Properties,          62
              Inc. and Eric S. Rohm
    21        Subsidiaries of the Registrant                                                            76
    23        Consent of Ernst & Young LLP                                                              77
    99.1      Section 906 Certification by Chief Executive Officer                                      78
    99.2      Section 906 Certification by Chief Financial Officer                                      79


* Incorporated herein by reference