Form 10-Q
period 2003-03-31
BNP RESIDENTIAL PROPERTIES INC
filed 2003-05-13
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

           301 S. College Street, Suite 3850, Charlotte, NC 28202-6024
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  704/944-0100
                         (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes      No  X


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 2003 (the latest practicable date).

Common Stock, $.01 par value                  5,848,652
----------------------------                  -----------------------
(Class)                                       (Number of shares)

                                                        Exhibit indes: page 24

                                TABLE OF CONTENTS

Item No.                                                                Page No.

            PART I - Financial Information

   1        Financial Statements                                            3
   2        Management's Discussion and Analysis of Financial Condition    10
            and Results of Operations
   3        Quantitative and Qualitative Disclosures                       20
            About Market Risk
   4        Controls and Procedures                                        20

            PART II - Other Information

   6        Exhibits and Reports on Form 8-K                               20

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31          December 31
                                                                             2003               2002
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $282,065,826       $275,712,863
   Restaurant properties                                                     38,335,989         39,158,921
                                                                       ------------------ ------------------
                                                                            320,401,815        314,871,784
   Less accumulated depreciation                                            (51,525,579)       (49,448,825)
                                                                       ------------------ ------------------
                                                                            268,876,236        265,422,959
Cash and cash equivalents                                                       413,784            884,316
Other current assets                                                          3,986,590          3,024,683
Notes receivable, net of reserve                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,195,607          1,175,684
                                                                       ------------------ ------------------
         Total assets                                                      $275,687,305       $271,722,730
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $216,719,555       $211,584,935
Accounts payable and accrued expenses                                         1,876,298          1,272,451
Deferred revenue and security deposits                                        1,297,463          1,313,239
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              291,712            333,376
                                                                       ------------------ ------------------
      Total liabilities                                                     220,185,028        214,504,001

Minority interest in Operating Partnership                                   17,491,876         17,947,493
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   454,545 at March 31, 2003, and December 31, 2002                           5,000,000          5,000,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,848,652 at March 31, 2003,
   5,831,077 at December 31, 2002                                                58,487             58,311
Additional paid-in capital                                                   70,901,667         70,724,671
Dividend distributions in excess of net income                              (37,949,753)       (36,511,746)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             38,010,401         39,271,236
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $275,687,305       $271,722,730
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2003             2002
                                                                          ----------------- ----------------
                                                                                              (Restated)
Revenues
Apartment rental income                                                       $ 8,886,284        $7,489,296
Restaurant rental income                                                          999,326         1,005,319
Management fee income                                                             227,360           294,188
Interest and other income                                                         129,810            37,199
                                                                          ----------------- ----------------
                                                                               10,242,780         8,826,002
Expenses
Apartment operations                                                            3,473,897         2,692,276
Apartment administration                                                          327,060           325,434
Corporate administration                                                          687,065           593,394
Depreciation                                                                    2,333,318         1,946,534
Amortization of deferred
   loan costs                                                                      72,971            47,925
Interest                                                                        3,196,056         2,504,997
Write-off of unamortized loan
   costs at debt refinance                                                              -            95,032
                                                                          ----------------- ----------------
                                                                               10,090,367         8,205,592
                                                                          ----------------- ----------------
Income before
   minority interest                                                              152,413           620,410
Minority interest in
   Operating Partnership                                                            6,623           127,835
                                                                          ----------------- ----------------
Net income                                                                        145,790           492,575
Cumulative preferred dividend                                                     125,000            61,644
                                                                          ----------------- ----------------
Income available to
   common shareholders                                                        $    20,790        $  430,931
                                                                          ================= ================

Per share amounts:
Basic earnings per share -
   Net income                                                                      $0.02             $0.09
   Income available to
      common shareholders                                                           0.00              0.08
Diluted earnings per share -
   Net income                                                                       0.02              0.08
   Income available to
      common shareholders                                                           0.00              0.07
Dividends declared                                                                  0.25              0.31

Weighted average common
   shares outstanding                                                          5,839,474         5,754,918

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2002     454,545   $5,000,000  5,831,077    $58,311   $70,724,671   $(36,511,746)   $39,271,236
Common stock issued                 -            -     17,575        176       176,996              -        177,172
Dividends paid - preferred          -            -          -          -             -       (126,027)      (126,027)
Dividends paid - common             -            -          -          -             -     (1,457,770)    (1,457,770)
Net income                          -            -          -          -             -        145,790        145,790
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2003        454,545   $5,000,000  5,848,652    $58,487   $70,901,667   $(37,949,753)   $38,010,401
                             ========= ============ =========== ========== ============= =============== ============


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2003             2002
                                                                          ----------------- ----------------
                                                                                              (Restated)
Operating activities:
Net income                                                                   $    145,790      $    492,575
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                       6,623           127,835
   Depreciation and amortization of loan costs                                  2,406,289         1,994,459
   Write-off of unamortized loan costs
      at debt refinance                                                                 -            95,032
   Amortization of defeasance credit                                              (41,664)          (41,664)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                  (840,691)         (803,842)
      Accounts payable and accrued expenses                                       584,433           431,390
      Deferred revenue and security deposits                                      (41,215)         (214,806)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       2,219,565         2,080,979

Investing activities:
Acquisition of apartment property                                              (5,697,761)                -
Additions to apartment properties, net                                           (752,958)         (544,315)
Sale of restaurant property                                                       587,761                 -
                                                                          ----------------- ----------------
Net cash used in investing activities                                          (5,862,958)         (544,315)

Financing activities:
Costs of issuance of preferred stock                                                    -            (5,313)
Issuance of common stock                                                          177,172           188,589
Distributions to Operating Partnership minority unitholders                      (462,240)         (528,827)
Dividends paid to preferred shareholder                                          (126,027)           (2,740)
Dividends paid to common shareholders                                          (1,457,770)       (1,780,911)
Proceeds from notes payable                                                     6,666,945        13,870,000
Principal payments on notes payable                                            (1,532,325)      (14,056,811)
Payment of deferred financing costs                                               (92,894)          (89,693)
                                                                          ----------------- ----------------
Net cash provided by (used in) financing activities                             3,172,861        (2,405,706)
                                                                          ----------------- ----------------

Net decrease in cash and cash equivalents                                        (470,532)         (869,042)
Cash and cash equivalents at beginning of period                                  884,316         1,417,616
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                   $    413,784      $    548,574
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2003
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of BNP Residential Properties, Inc., except for the balance sheet at December 31, 2002. We derived the amounts in the balance sheet at December 31, 2002, from the financial statements included in our 2002 Annual Report on Form 10-K. We believe that we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 2002 Annual Report on Form 10-K.

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

Stock-Based Compensation
The company has one employee Stock Option and Incentive Plan in place. We account for this plan using the intrinsic value method, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, the effect would have been to reduce net income as reported by approximately $240 in 2003 and $1,250 in 2002, with no impact on basic and diluted earnings per share amounts as reported.

Reclassifications
We adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. Statement 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under Statement 4. We have reclassified the extraordinary item for loss on early extinguishment of debt in the first quarter of 2002 to conform to Statement 145. While adoption of Statement 145 has no impact on net income, it reduces income before extraordinary items and eliminates extraordinary items as previously reported. We have adjusted the 2002 comparative amounts in our consolidated financial statements to conform to the 2003 presentation as follows:



                                                            2002 as                             2002 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Three months ended March 31, 2002
Revenues                                                     $8,826,002       $         -        $8,826,002
Expenses                                                      8,205,592            95,032         8,110,560
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                           620,410           (95,032)          715,442
Minority interest in Operating Partnership                      127,835           (21,735)          149,570
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                                492,575           (73,297)          565,872
Extraordinary item - loss on early
   extinguishment of debt                                             -           (73,297)           73,297
                                                        ----------------- ----------------- -----------------
Net income                                                   $  492,575       $         -        $  492,575
                                                        ================= ================= =================

Note 3.  Apartment property acquisition

Effective March 13, 2003, we acquired The Place Apartments for a contract price of $5.6 million, paid in cash. Through March 31, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $20,000.

We funded this acquisition by the placement of a $4.56 million first deed of trust loan and draws on our existing line of credit.

Note 4.  Shareholders' Equity

In February 2003, we issued 17,575 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $177,000.

We calculated basic and diluted earnings per common share using the following amounts:

                                                                   Three months ended
                                                                        March 31
                                                                 2003              2002
                                                           ----------------- -----------------
                                                                                (Restated)
Numerators:
Numerator for basic
  earnings per share -
  Net income                                                   $   145,790       $   492,575
  Cumulative preferred dividend                                   (125,000)          (61,644)
                                                           ----------------- -----------------
  Income available to
     common shareholders                                       $    20,790       $   430,931
                                                           ================= =================

Numerator for diluted
  earnings per share -
  Net income (1)                                               $   152,413       $   620,410
  Cumulative preferred dividend                                   (125,000)          (61,644)
                                                           ----------------- -----------------
  Income available to
    common shareholders (1)                                    $    27,413       $   558,766
                                                           ================= =================



                                                                   Three months ended
                                                                        March 31
                                                                 2003              2002
                                                           ----------------- -----------------
                                                                                (Restated)
Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                                    5,839,474         5,754,918
Effect of dilutive securities:
  Convertible Operating
     Partnership units                                           1,844,264         1,703,981
  Stock options (2)                                                  3,441             9,115
                                                           ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                                            7,687,179         7,468,014
                                                           ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in Operating Partnership income has been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, and 120,000 shares at $13.125 from the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002. We also excluded additional options to purchase 60,000 shares of common stock at $11.25 from the calculation of diluted earnings per share for the three months ended March 31, 2003. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 5.  Subsequent event

On April 21, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share to be paid on May 15, 2003, to common shareholders of record on May 1, 2003. The Board of Directors also authorized the payment of dividends totaling $125,000 to the Series B Preferred shareholder in accordance with the investment agreement for those shares.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently own 19 apartment communities containing 4,571 units and provide third-party management services for 9 communities containing a total of 2,349 units. In addition to our apartment communities, we own 41 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Revenues

         Total revenues in the first quarter of 2003 were $10.2 million, an increase of 16.1% compared to the first quarter of 2002. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for approximately 90.2% of total revenues in the first quarter of 2003, compared to 88.6% in the first quarter of 2002.

         Apartment rental income totaled $8.9 million in the first quarter of 2003, an increase of 18.7% compared to the first quarter of 2002. This increase is primarily attributable to the acquisition of three apartment communities in 2002 and one in the first quarter of 2003, which contributed approximately $1.6 million to apartment rental income in the first quarter of 2003. For the first quarter, average economic occupancy for all apartments was 90.9% in 2003, compared to 92.3% in the first quarter of 2002. Average monthly revenue per occupied unit for all apartments was $732 in the first quarter of 2003, compared to $735 in the first quarter of 2002.

         On a "same-units" basis (the 15 apartment communities that we owned throughout the first three months of both years), apartment rental income decreased by 2.5% in the first quarter of 2003 compared to the first quarter of 2002. This decrease was the result of declines in both average economic occupancy and average revenue per occupied unit. On a same-units basis, average economic occupancy was 90.9% for the first quarter of 2003, compared to 92.3% in the first quarter of 2002; average monthly revenue per occupied unit was $728 in the first quarter of 2003, compared to $735 in the first quarter of 2002.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2003 follow:

                                                        Average
                                                        monthly
                               Number                   revenue
                                 of         Average       per
                             apartment      economic    occupied
                               units       occupancy      unit
                             -----------   ----------- -----------

Abbington Place                     360         90.0%        $759
Allerton Place                      228         92.1%         729
Alta Harbour (2)                    290         87.5%         781
Barrington Place (2)                348         93.2%         764
Brookford Place (2)                 108         94.0%         659
Chason Ridge                        252         95.2%         745
Harris Hill                         184         91.1%         663
Latitudes                           448         95.2%         844
Madison Hall                        128         98.6%         574
Oakbrook                            162         87.4%         756
Oak Hollow                          461         81.7%         621

                                                        Average
                                                        monthly
                               Number                   revenue
                                 of         Average       per
                             apartment      economic    occupied
                               units       occupancy      unit
                             -----------   ----------- -----------

Paces Commons                       336         91.3%         667
Paces Village                       198         95.3%         644
Pepperstone                         108         94.4%         659
Savannah Place                      172         92.0%         705
Summerlyn Place                     140         91.7%         835
The Place (1)                       144
Waterford Place                     240         89.3%         856
Woods Edge                          264         90.4%         741

All apartments (1)                4,427
   - 2003                                       90.9%         732
   - 2002                                       92.3%         735

Same units                        3,681
   - 2003                                       90.9%         728
   - 2002                                       92.3%         735

(1) We acquired The Place Apartments effective March 13, 2003. We have excluded The Place from these calculations as of March 31.
(2) We acquired Barrington Place and Brookford Place effective May 31, 2002. We acquired Alta Harbour effective September 18, 2002.

         We remain committed to our markets and our focus on middle-market apartment properties. However, we continue to find ourselves in a very difficult operating environment. The lowest interest rates in decades have led to near-record levels of single-family home purchases by individuals who traditionally would have been apartment residents. Simultaneously, an anemic economy has resulted in extensive job losses. When you compound these two factors with the uncertainty caused by the threat of terrorism, war, expanding deficits at all government levels, impending property tax increases, and skyrocketing insurance costs, it is very difficult to form a clear vision of the near-term future.

         In this environment, we believe the best way to achieve our long-term objectives is to focus our attention on the day-to-day operations of our apartment communities, with the goal of maximizing short-term performance while maintaining and enhancing the long-term potential of our apartment properties. We will also continue to seek opportunities to add to and improve the size and quality of our apartment portfolio.

         Restaurant rental income was $1.0 million in the first quarters of both 2003 and 2002. A decline in restaurant rental income of approximately $6,000 was the result of the sale of one restaurant property late in the first quarter of 2003. Restaurant rental income for both 2003 and 2002 was the minimum rent. "Same-store" (those restaurant properties that operated throughout the first three months of both 2003 and 2002) sales at our restaurant properties decreased by 4.7% in the first quarter of 2003 compared to the first quarter of 2002.

         Through March 31, 2003, we have sold six of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold.

         Management fee income totaled $227,000 in the first quarter of 2003, compared to $294,000 in the first quarter of 2002. This decrease is attributable to our acquisition of two previously managed apartment communities in May 2002, as well as the termination of management contracts for several smaller properties in the first quarter of 2003.

         Interest and other income totaled $130,000 in the first quarter of 2003, compared to $37,000 in the first quarter of 2002. These comparisons reflect the impact of non-routine income totaling $107,000 in the first quarter of 2003 (proceeds from final resolution of litigation commenced by the company in 1997), offset by a decline in interest income compared to the first quarter of 2002.

Expenses

         Effective January 1, 2003, in accordance with current accounting guidance, we report the loss on extinguishment of debt as an operating expense, rather than as an extraordinary item as previously required. We have reclassified the write-off of unamortized loan costs at refinance in the first quarter of 2002 to conform to the 2003 presentation in our financial statements. This reclassification has no impact on net income; however, it reduces income before extraordinary items and eliminates extraordinary items as previously reported. A more detailed description of the reclassification adjustments is included in the notes to the financial statements included in this Quarterly Report.

          Total expenses, including non-cash charges for depreciation, amortization and write-off of unamortized loan costs, were $10.1 million in the first quarter of 2003, an increase of 23.0% compared to the first quarter of 2002.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the first quarter of 2003 totaled $3.5 million, a 29.0% increase compared to the first quarter of 2002. These amounts include approximately $600,000 in apartment operations expense for properties we acquired in 2002 and early 2003.

         On a same-units basis, apartment operations expense increased 6.9% in the first quarter of 2003 compared to the first quarter of 2002. This increase reflects higher costs for utilities, service compensation and property insurance in 2003.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administrative expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $327,000 in the first quarter of 2003, essentially unchanged from the first quarter of 2002.

         Corporate administration expense was $687,000 in the first quarter of 2003, an increase of 15.8% compared to the first quarter of 2002. This increase was primarily attributable to increases in compensation and directors and officers insurance expense.

         Depreciation expense totaled $2.3 million in the first quarter of 2003, a 19.9% increase compared to the first quarter of 2002. This increase is attributable to the addition of apartment communities, as well as the impact of additions and replacements at other apartment communities.

         Amortization expense (of deferred loan costs) was $73,000 in the first quarter of 2003, compared to $48,000 in the first quarter of 2002. This is increase is primarily attributable to the impact of loan costs associated with financing transactions in 2002.

         Interest expense totaled $3.2 million in the first quarter of 2003, a 27.6% increase compared to the first quarter of 2002. This increase reflects the impact of approximately $55 million in new debt related to apartment acquisitions in the second and third quarters of 2002 and the first quarter of 2003, reduced by the effect of lower interest rates on our lines of credit. Overall, weighted average interest rates were 6.0% for the first quarter of 2003, compared to 6.2% for the first quarter of 2002.

         During the first quarter of 2002, we refinanced long-term debt related to Oakbrook Apartments. In conjunction with this transaction, we wrote off unamortized loan costs of $95,000. As discussed above, we have reclassified the write-off of unamortized loan costs at the date of the refinance in the first quarter of 2002 to conform to the 2003 presentation in our financial statements. We previously reflected this write-off, net of minority interests' share, with a charge of $73,000 as an extraordinary item in the financial statements.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. In September 2002, we issued an additional 227,272 shares of this preferred stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The dividend on the Series B shares is $1.10 per share per year. The cumulative preferred dividend totaled $125,000 for the first quarter of 2003, and approximately $62,000 for the first quarter of 2002.

Net income

         Income available to common shareholders, after the cumulative preferred dividend, was $21,000 for the first quarter of 2003, compared to $431,000 for the first quarter of 2002. Net income (before the cumulative preferred dividend) was $146,000 for the first quarter of 2003, compared to $493,000 for the first quarter of 2002. These comparisons reflect the impact of decline in apartments operating results and the impact of the cumulative preferred dividend.

Funds from Operations

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

         Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of REIT operating performance that excludes historical cost depreciation from - or "adds it back" to - GAAP net income. We consider FFO to be useful in evaluating potential property acquisitions and measuring the operating performance of an equity REIT.

         We calculate funds available for distribution as FFO plus non-cash expense for amortization and write-off of unamortized loan costs, less recurring capital expenditures. We believe that, together with net income and cash flows, funds available for distribution provides investors with an additional measure to evaluate the ability of the REIT to incur and service debt, to fund acquisitions and other capital expenditures, as well as to fund distributions to shareholders and minority unitholders.

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

         Funds from operations of the Operating Partnership totaled $2.4 million in the first quarter of 2003, a 5.8% decrease compared to the first quarter of 2002. This comparison reflects the impact of decline in apartment operating results and the increased cumulative preferred dividend.

         We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   2003            2002
                                              --------------- ---------------
                                                               (Restated)

Income before minority interest                   $   152         $   620
Cumulative preferred dividend                        (125)            (62)
Depreciation                                        2,333           1,947
                                              --------------- ---------------
Funds from operations -
   Operating Partnership                           $2,361          $2,505
                                              =============== ===============

                                                    Three months ended
                                                         March 31
                                                   2003            2002
                                              --------------- ---------------

Per share amounts - diluted*:
   Net income                                       $0.02           $0.08
   Income available to
      common shareholders                            0.00            0.07
   Funds from operations                             0.31            0.34

* assumes conversion of Operating Partnership units to common shares; minority interest in the Operating Partnership has been eliminated. Preferred stock is antidilutive for both periods.

         A reconciliation of funds from operations to funds available for distribution follows (all amounts in thousands):

                                                      Three months ended
                                                           March 31
                                                     2003            2002
                                                --------------- ---------------

Funds from operations -
   Operating Partnership                             $2,361          $2,505
Amortization of loan costs                               73              48
Write-off of unamortized
   loan costs at refinance                                -              95
Recurring capital expenditures                         (282)           (282)
                                                --------------- ---------------
Funds available for distribution                     $2,152          $2,366
                                                =============== ===============

         A further reconciliation of funds from operations of the Operating Partnership to funds from operations available to common shareholders follows (all amounts in thousands):

                                                      Three months ended
                                                           March 31
                                                     2003            2002
                                                --------------- ---------------

Funds from operations -
   Operating Partnership                             $2,361          $2,505
Minority interest in
   funds from operations                               (567)           (572)
                                                --------------- ---------------
Funds from operations available
   to common shareholders                            $1,794          $1,933
                                                =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                    Three months ended
                                                         March 31
                                                   2003            2002
                                              --------------- ---------------

Net cash provided by (used in):
   Operating activities                          $  2,220        $  2,081
   Investing activities                            (5,863)           (544)
   Financing activities                             3,173          (2,406)

Dividends and distributions paid to:
   Preferred shareholders                        $    126        $      3
   Common shareholders                              1,458           1,781
   Minority unitholders in
      Operating Partnership                           462             529

Scheduled debt principal payments                $    267        $     42
Non-recurring capital expenditures                    471             262

Weighted average shares outstanding
   Preferred shares                                   455             227
   Common shares                                    5,839           5,755
Weighted average Operating
   Partnership minority units
   outstanding                                      1,844           1,704


Capital Resources and Liquidity

Capital Resources

         Effective March 13, 2003, we acquired The Place Apartments at a cost of approximately $5.6 million, paid in cash. We financed this acquisition through issuance of a first deed of trust note in the amount of $4.56 million and draws on our line of credit secured by Latitudes Apartments. The fixed-rate deed of trust loan provides for interest at 5.06% and monthly payments including principal and interest of approximately $33,000, with maturity in 2013. In conjunction with this financing, we funded repair escrows of approximately $65,000 and paid lender fees and costs totaling approximately $61,000. Through March 31, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $20,000.

         Effective February 21, 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $588,000. We applied the proceeds from this sale to reduce our line of credit secured by the restaurant properties.

         As of March 31, 2003, total long-term debt was $216.7 million, including $169.0 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $47.7 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 6.0% at March 31, 2003, down from 6.1% at December 31, 2002. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $485,000.

         During the first quarter of 2003, we issued approximately 17,600 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $177,000.

Cash flows and liquidity

         Net cash flows from operating activities were $2.2 million in the first quarter of 2003, compared to $2.1 million in the first quarter of 2002. Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share on May 15, 2003, to shareholders of record of our common stock on May 1, 2003.

         In January 2003, we announced we were reducing our quarterly dividend to $0.25 per share from the $0.31 per share per quarter that had been paid for a number of years. While this was not pleasant, we felt that, given the current operating environment and the uncertain near-term outlook, a reduction in dividend was necessary. You should not view this decision as a sign that we have changed our philosophy concerning the dividend, for we remain committed to paying the highest dividend that is reasonably prudent. While we are not philosophically opposed to paying dividends that temporarily exceed current cash flow after operating expenses, this would only occur when we were confident that we would see significant improvement in operations in a relatively short period of time.

         We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short term and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings, long-term debt or joint venture investments. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

Critical Accounting Policies - Capital expenditures and depreciation


         Our significant accounting policies are identified and discussed in the notes to our financial statements included in our Annual Report on Form 10-K. Our policy and practice regarding capital expenditures and depreciation, which may be of particular interest to readers of this Quarterly Report, are further discussed below.


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

short-lived building components, 5-20 years; base building structure, 60 years; and fixtures, equipment and floor coverings, 5-10 years. We expect to complete a detailed analysis of components for The Place Apartments in the near future.


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

         Capital expenditures at our apartment communities during the first quarter of 2003 totaled approximately $753,000, including $205,000 for acquisition improvements, $266,000 for additions and betterments, and $282,000 for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during the first quarter of 2003 totaled approximately $1.2 million, including $434,000 in compensation of service staff and $742,000 in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through March 31, 2003, in aggregate and per apartment unit, follows:

                                                   Total            Per unit
                                             ----------------- -----------------
                                                  (000's)

Recurring capital expenditures:
   Floor coverings                                     $161              $36
   Appliances/HVAC                                       39                9
   Exterior paint                                        16                4
   Computer/support equipment                            10                2
   Other                                                 55               13
                                             ----------------- -----------------
                                                       $282              $64
                                             ================= =================

Non-recurring capital expenditures:
   Acquisition improvements                            $205
   Additions and betterments                            262
   Computer/support equipment                             4
                                             -------------------
                                                       $471
                                             ===================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" above for a discussion of our exposure to interest rate risks.


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

         Based on our most recent evaluation, which was completed as of the end of the first quarter of 2003, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

    99.1        Section 906 Certification by Chief Executive Officer
    99.2        Section 906 Certification by Chief Financial Officer

b)    Reports on Form 8-K:

         We filed a Current Report on Form 8-K on March 21, 2003, to report the acquisition of The Place Apartments as of March 13, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BNP RESIDENTIAL PROPERTIES, INC.
                                 (Registrant)




May 12, 2003                          /s/ Philip S. Payne
                                 ----------------------------------------
                                 Philip S. Payne
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Duly authorized officer)



May 12, 2003                          /s/ Pamela B. Bruno
                                 ----------------------------------------
                                 Pamela B. Bruno
                                 Vice President, Controller and
                                 Chief Accounting Officer

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


May 12, 2003

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




   /s/ Philip S. Payne
--------------------------------------------
Philip S. Payne
Executive Vice President and
Chief Financial Officer


May 12, 2003

                                INDEX TO EXHIBITS


Exhibit No.
                                                                       Page

    99.1      Section 906 Certification by Chief Executive Officer        25
    99.2      Section 906 Certification by Chief Financial Officer        26