Form 10-Q
period 2003-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2003-08-13
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   No  X
                    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 2003 (the latest practicable date).

Common Stock, $.01 par value          5,865,392
----------------------------          -----------------------
(Class)                               (Number of shares)

                                                       Exhibit index:  page 25

                                TABLE OF CONTENTS


Item No.                                                                Page No.

            PART I - Financial Information

   1        Financial Statements                                              3
   2        Management's Discussion and Analysis of Financial Condition      10
            and Results of Operations
   3        Quantitative and Qualitative Disclosures                         21
            About Market Risk
   4        Controls and Procedures                                          21

            PART II - Other Information

   4        Submission of Matters to a Vote of Security Holders              21
   5        Other Information                                                22
   6        Exhibits and Reports on Form 8-K                                 22

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            June 30          December 31
                                                                             2003               2002
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $282,566,625       $275,712,863
   Restaurant properties                                                     38,335,989         39,158,921
                                                                       ------------------ ------------------
                                                                            320,902,614        314,871,784
   Less accumulated depreciation                                            (53,915,162)       (49,448,825)
                                                                       ------------------ ------------------
                                                                            266,987,452        265,422,959
Cash and cash equivalents                                                       613,075            884,316
Other current assets                                                          4,876,655          3,024,683
Notes receivable, net of reserve                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,143,045          1,175,684
                                                                       ------------------ ------------------
         Total assets                                                      $274,835,315       $271,722,730
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $217,452,876       $211,584,935
Accounts payable and accrued expenses                                         2,759,640          1,272,451
Deferred revenue and security deposits                                        1,300,348          1,313,239
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              250,048            333,376
                                                                       ------------------ ------------------
      Total liabilities                                                     221,762,912        214,504,001

Minority interest in Operating Partnership                                   16,866,921         17,947,493
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   454,545 at June 30, 2003, and December 31, 2002                            5,000,000          5,000,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,865,392 at June 30, 2003,
   5,831,077 at December 31, 2002                                                58,654             58,311
Additional paid-in capital                                                   71,076,266         70,724,671
Dividend distributions in excess of net income                              (39,929,438)       (36,511,746)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             36,205,482         39,271,236
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $274,835,315       $271,722,730
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2003             2002              2003             2002
                                       ----------------- ---------------- ----------------- ----------------
                                                                                              (Restated)
Revenues
Apartment rental income                   $  8,951,665      $  7,855,562      $17,837,949       $15,344,858
Restaurant rental income                       981,383         1,005,319        1,980,709         2,010,638
Management fee income                          222,534           286,606          449,894           580,794
Interest and other income                       24,538            68,995          154,348           106,194
                                       ----------------- ---------------- ----------------- ----------------
                                            10,180,120         9,216,482       20,422,900        18,042,484
Expenses
Apartment operations                         3,851,990         3,043,455        7,325,887         5,735,731
Apartment administration                       413,110           293,986          740,170           619,420
Corporate administration                       657,275           495,766        1,344,340         1,089,160
Depreciation                                 2,489,079         2,020,606        4,822,397         3,967,140
Amortization of deferred
   loan costs                                   81,812            50,025          154,783            97,950
Interest                                     3,242,092         2,657,075        6,438,148         5,162,072
Write-off of unamortized loan
   costs at debt refinance                           -                 -                -            95,032
                                       ----------------- ---------------- ----------------- ----------------
                                            10,735,358         8,560,913       20,825,725        16,766,505
                                       ----------------- ---------------- ----------------- ----------------
(Loss) Income before
   minority interest                          (555,238)          655,569         (402,825)        1,275,979
Minority interest in
   Operating Partnership                      (162,716)          137,641         (156,093)          265,476
                                       ----------------- ---------------- ----------------- ----------------
Net (loss) income                             (392,522)          517,928         (246,732)        1,010,503
Cumulative preferred dividend                  125,000            62,329          250,000           123,973
                                       ----------------- ---------------- ----------------- ----------------
(Loss) Income available to
   common shareholders                    $   (517,522)     $    455,599      $  (496,732)      $   886,530
                                       ================= ================ ================= ================

Per share amounts:
Basic earnings per share -
   Net (loss) income                           $(0.06)            $0.09           $(0.04)            $0.18
   (Loss) Income available to
      common shareholders                       (0.08)             0.08            (0.08)             0.15
Diluted earnings per share -
   Net (loss) income                           $(0.07)            $0.09           $(0.05)            $0.17
   (Loss) Income available to
      common shareholders                       (0.08)             0.07            (0.08)             0.15
Dividends declared                              $0.25             $0.31            $0.50             $0.62

Weighted average common
   shares outstanding                        5,857,298         5,775,895        5,848,435         5,765,464


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2002      454,545  $5,000,000  5,831,077    $58,311   $70,724,671   $(36,511,746)  $39,271,236
Common stock issued                  -           -     17,575        176       176,996              -       177,172
Dividends paid - preferred           -           -          -          -             -       (126,027)     (126,027)
Dividends paid - common              -           -          -          -             -     (1,457,770)   (1,457,770)
Net income                           -           -          -          -             -        145,790       145,790
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2003         454,545   5,000,000  5,848,652     58,487    70,901,667    (37,949,753)   38,010,401
Common stock issued                  -           -     16,740        167       174,599              -       174,766
Dividends paid - preferred           -           -          -          -             -       (125,000)     (125,000)
Dividends paid - common              -           -          -          -             -     (1,462,163)   (1,462,163)
Net loss                             -           -          -          -             -       (392,522)     (392,522)
---------------------------- --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2003          454,545  $5,000,000  5,865,392    $58,654   $71,076,266   $(39,929,438)   $36,205,482
============================ ========= ============ =========== ========== ============= =============== ============


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2003             2002
                                                                          ----------------- ----------------
                                                                                              (Restated)
Operating activities:
Net (loss) income                                                            $   (246,732)     $  1,010,503
Adjustments to reconcile net (loss) income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                    (156,093)          265,476
   Depreciation and amortization of loan costs                                  4,977,180         4,065,090
   Write-off of unamortized loan costs
      at debt refinance                                                                 -            95,032
   Amortization of defeasance credit                                              (83,328)          (83,328)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                (1,700,938)       (1,574,877)
      Accounts payable and accrued expenses                                     1,467,775           841,129
      Deferred revenue and security deposits                                      (68,148)         (200,283)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       4,189,716         4,418,742

Investing activities:
Acquisition of apartment property                                              (5,697,761)       (9,989,369)
Additions to apartment properties, net                                         (1,353,253)       (1,243,939)
Sale of restaurant property                                                       587,761                 -
                                                                          ----------------- ----------------
Net cash used in investing activities                                          (6,463,253)      (11,233,308)

Financing activities:
Costs of issuance of preferred stock                                                    -            (5,313)
Issuance of common stock                                                          351,938           404,001
Distributions to Operating Partnership minority unitholders                      (924,479)       (1,055,931)
Dividends paid to preferred shareholder                                          (251,027)          (64,384)
Dividends paid to common shareholders                                          (2,919,933)       (3,568,586)
Proceeds from notes payable                                                     7,685,610        24,533,114
Principal payments on notes payable                                            (1,817,669)      (14,128,310)
Payment of deferred financing costs                                              (122,144)         (313,619)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                       2,002,296         5,800,972
                                                                          ----------------- ----------------

Net decrease in cash and cash equivalents                                        (271,241)       (1,013,594)
Cash and cash equivalents at beginning of period                                  884,316         1,417,616
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                   $    613,075      $    404,022
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2003
(Unaudited)

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

Stock-Based Compensation
The company has one employee Stock Option and Incentive Plan in place. We account for this plan using the intrinsic value method, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, the effect would be to reduce net income as reported by approximately $240 in 2003 and $5,000 in 2002, with no impact on basic and diluted earnings per share amounts as reported.

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


                                                            2002 as                             2002 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Six months ended June 30, 2002
Revenues                                                    $18,042,484       $         -       $18,042,484
Expenses                                                     16,766,505            95,032        16,671,473
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         1,275,979           (95,032)        1,371,011
Minority interest in Operating Partnership                      265,476           (21,735)          287,211
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              1,010,503           (73,297)        1,083,800
Extraordinary item - loss on early
   extinguishment of debt                                             -           (73,297)           73,297
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 1,010,503       $         -       $ 1,010,503
                                                        ================= ================= =================

Note 3.  Apartment property acquisition

Effective March 13, 2003, we acquired The Place Apartments for a contract price of $5.6 million, paid in cash. Through June 30, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $20,000.

We funded this acquisition by the placement of a $4.56 million first deed of trust loan together with draws of approximately $1.1 million on our existing line of credit. In conjunction with this acquisition and financing, we funded repair escrows of approximately $65,000 and paid lender fees and costs totaling approximately $61,000.

Note 4.  Shareholders' Equity

In May 2003, we issued 16,740 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $175,000.

In February 2003, we issued 17,575 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $177,000.

We calculated basic and diluted earnings per common share using the following amounts:

                                               Three months ended                   Six months ended
                                                     June 30                            June 30
                                              2003             2002              2003              2002
                                        ----------------- ---------------- ----------------- -----------------
                                                                                                (Restated)
Numerators:
Numerator for basic
  earnings per share -
  Net (loss) income                        $   (392,522)      $   517,928     $   (246,732)     $  1,010,503
  Cumulative preferred dividend                (125,000)          (62,329)        (250,000)         (123,973)
                                        ----------------- ---------------- ----------------- -----------------
  (Loss) Income available to
     common shareholders                   $   (517,522)      $   455,599     $   (496,732)     $    886,530
                                        ================= ================ ================= =================


                                               Three months ended                   Six months ended
                                                     June 30                            June 30
                                              2003             2002              2003              2002
                                        ----------------- ---------------- ----------------- -----------------
                                                                                                (Restated)
Numerator for diluted
  earnings per share -
  Net (loss) income (1)                    $   (555,238)      $   655,569     $   (402,825)     $  1,275,979
  Cumulative preferred dividend                (125,000)          (62,329)        (250,000)         (123,973)
                                        ----------------- ---------------- ----------------- -----------------
  (loss) Income available to
    common shareholders (1)                $   (680,238)      $   593,240     $   (652,825)     $  1,152,006
                                        ================= ================ ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                 5,857,298         5,775,895        5,848,435         5,765,464
Effect of dilutive securities:
  Convertible Operating
     Partnership units                        1,844,264         1,748,785        1,844,264         1,726,507
  Stock options (2)                               5,360            17,096            4,422            13,274
                                        ----------------- ---------------- ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                         7,706,922         7,541,776        7,697,121         7,505,245
                                        ================= ================ ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in Operating Partnership income has been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, and 120,000 shares at $13.125 from the calculation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002. We also excluded additional options to purchase 60,000 shares of common stock at $11.25 from the calculation of diluted earnings per share for the three and six months ended June 30, 2003. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 5.  Subsequent event

On July 17, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share to be paid on August 15, 2003, to common shareholders of record on August 1, 2003. The Board of Directors also authorized the payment of dividends totaling $125,000 to the Series B Preferred shareholder in accordance with the investment agreement for those shares.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

           The operating results for the quarter ended June 30, 2003, were disappointing. The second quarter is generally difficult for us and we had expected that, given the current economic environment, the second quarter of this year would be especially trying. We did not, however, fully anticipate the impact that continued weaknesses in our apartment markets would have on apartment revenue.

           We believe the key to improving our operating results lies in increasing our apartment revenue and improving the efficiency of our operations. We have put a great deal of effort into controlling expenses, while at the same time maintaining our properties, and do not believe there are significant expense savings available to us. Any significant improvement in operating results will come primarily from improving occupancy at our apartment communities. To this end we are investing significant time and resources in attracting and retaining residents while improving our operating systems. We continue to believe that we will begin to see some signs of strengthening in our apartment markets late in 2003. However, to a large degree, this is dependent upon a general improvement in the economy.

Revenues

         Total revenues in the second quarter of 2003 were $10.2 million, an increase of 10.5% compared to the second quarter of 2002. Total revenues through the first six months of 2003 were $20.4 million, an increase of 13.2% compared to the first six months of 2002. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for approximately 90.4% of total revenues in the second quarter of 2003, compared to 89.1% in the second quarter of 2002. Through the first six months of 2003, apartment related income accounted for approximately 90.3% of total revenues compared to 88.9% in the first six months of 2002.

         Apartment rental income totaled $9.0 million in the second quarter of 2003, an increase of 14.0% compared to the second quarter of 2002. Through the first six months of 2003, apartment rental income totaled $17.8 million, an increase of 16.2% compared to the first six months of 2002. These increases are primarily attributable to the acquisition of three apartment communities in 2002 and one in the first quarter of 2003, which contributed approximately $1.7 million to apartment rental income in the second quarter of 2003 and $3.3 million in the first six months of 2003. For the second quarter of 2003, overall average economic occupancy declined by 1.8% while average revenue per occupied unit declined by 2.5%, compared to the second quarter of 2002. For the first six months of 2003, overall average economic occupancy declined by 1.6% while average revenue per occupied unit declined by 1.5 %, compared to the first six months of 2002.

         On a "same-units" basis (the 15 apartment communities that we owned throughout the first six months of both years), apartment rental income decreased by 3.2% in the second quarter of 2003 compared to the second quarter of 2002, and by 2.9% for the first six months of 2003 compared to the first six months of 2002. This decrease was the result of declines in both average economic occupancy and average revenue per occupied unit. For the second quarter of 2003, same-units average economic occupancy declined by 1.8% while average revenue per occupied unit declined by 1.4%, compared to the second quarter of 2002. For the first six months of 2003, same-units average economic occupancy declined by 1.6% while average revenue per occupied unit declined by 1.2%, compared to the first six months of 2002.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2003 follow:

                                                    Three months ended               Six months ended
                                                         June 30                          June 30
                                                  -----------------------          ----------------------
                                                               Average                          Average
                                                               monthly                          monthly
                               Number                          revenue                          revenue
                                 of                Average       per                Average       per
                             apartment             economic    occupied             economic    occupied
                               units              occupancy      unit              occupancy      unit
                             ----------- -------- ----------- ----------- -------- ----------- -----------
Abbington Place                     360                88.4%        $759                89.2%        $759
Allerton Place                      228                90.0%         741                91.0%         735
Alta Harbour (2)                    290                87.4%         726                87.5%         754
Barrington Place (2)                348                93.4%         720                93.3%         742
Brookford Place (2)                 108                95.9%         673                94.9%         666
Chason Ridge                        252                96.8%         746                96.0%         746
Harris Hill                         184                92.6%         662                91.9%         662
Latitudes                           448                95.4%         871                95.3%         857
Madison Hall                        128                95.2%         567                96.9%         571
Oakbrook                            162                93.1%         688                90.3%         722
Oak Hollow                          461                86.4%         606                84.0%         613
Paces Commons                       336                88.3%         663                89.8%         665
Paces Village                       198                94.5%         639                94.9%         641
Pepperstone                         108                92.3%         624                93.4%         642
Savannah Place                      172                94.0%         680                93.0%         693
Summerlyn Place                     140                93.4%         822                92.6%         829
The Place (1)                       144                85.1%         561                85.1%         561
Waterford Place                     240                90.5%         825                89.9%         841
Woods Edge                          264                91.7%         733                91.1%         737

All apartments (1)                4,571
   - 2003                                              91.4%         715                91.1%         723
   - 2002                                              93.2%         733                92.7%         734

Same units (3)                    3,681
   - 2003                                              91.5%         721                91.2%         724
   - 2002                                              93.3%         731                92.8%         733

(1)  We acquired The Place Apartments effective March 13, 2003.
(2) We acquired Barrington Place and Brookford Place effective May 31, 2002. We acquired Alta Harbour effective September 18, 2002.
(3)  Excludes Alta Harbour, Barrington Place, Brookford Place, and The Place.

         We remain committed to our markets and our focus on middle-market apartment properties. However, we continue to find ourselves in a very difficult operating environment. Low interest rates continue to fuel near-record levels of single-family home purchases by individuals who traditionally would have been apartment residents. Simultaneously, an anemic economy has resulted in extensive job losses. When you compound these two factors with the continuing uncertainty caused by the threat of terrorism, American military involvements abroad, expanding deficits at all government levels, impending property tax increases, and skyrocketing insurance costs, it is very difficult to form a clear vision of the near-term future.

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

         Restaurant rental income was $1.0 million in the second quarters, and $2.0 million in the first six months, of both 2003 and 2002. A slight decline in 2003 restaurant rental income, as compared to 2002, was the result of the sale of one restaurant property late in the first quarter of 2003. Restaurant rental income for both 2003 and 2002 was the minimum rent. "Same-store" (those restaurant properties that operated throughout the first six months of both 2003 and 2002) sales at our restaurant properties decreased by 5.4% in the second quarter and 5.0% in the first six months of 2003 compared to these periods in 2002.

         Through June 30, 2003, we have sold six of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement that allows Enterprises to close up to seven restaurants and buy them back for no less than net carrying value. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold. During the third quarter of 2003, we expect to sell one additional restaurant to Enterprises at its net book value of approximately $650,000, and apply the proceeds to reduce our line of credit secured by the restaurant properties.

         Management fee income for the second quarter of 2003 decreased to $223,000, compared to $287,000 in 2002. For the first six months of 2003, management fee income decreased to $450,000 from $581,000 for the same period in 2002. This decrease is attributable to our acquisition of two previously managed properties in May 2002, as well as the termination of management contracts for several smaller properties in the first quarter of 2003.

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

          Total expenses, including non-cash charges for depreciation, amortization and write-off of unamortized loan costs, were $10.8 million in the second quarter of 2003, an increase of 25.4% compared to the second quarter of 2002. Through the first six months of 2003, total expenses were $20.8 million, an increase of 24.2% compared to the first six months of 2002.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the second quarter of 2003 was $3.9 million, a 26.6% increase compared to the second quarter of 2002. In the first six months of 2003, apartment operations expense totaled $7.3 million, a 27.7% increase compared to the first six months of 2002. These increases reflect the addition of three apartment communities during 2002 and one community in the first quarter of 2003, as well as significant increases in compensation, utilities, and property insurance costs. On a same-units basis, apartment operations expense increased by 2.0% in the second quarter and 4.3% in the first six months of 2003 as compared to 2002.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $413,000 in the second quarter of 2003, a 40.5% increase compared to the second quarter of 2002. In the first six months of 2003, apartment administration expense totaled $740,000, an increase of 19.5% compared to the first six months of 2002. These increases are primarily attributable to increased compensation and costs arising from implementation of new property management software.

         Corporate administration expense was $657,000 in the second quarter of 2003, an increase of 32.6% compared to the second quarter of 2002. In the first six months of 2003, corporate administration expense totaled $1.3 million, a 23.4% increase compared to the first six months of 2002. This increase was primarily attributable to increases in compensation and insurance expense. In January 2003, we added an in-house general counsel position to our executive team.

         Depreciation expense totaled $2.5 million in the second quarter of 2003, a 23.2% increase compared to the second quarter of 2002. In the first six months of 2003, depreciation expense totaled $4.8 million, a 21.6% increase compared to the first six months of 2002. This increase is attributable to the addition of apartment communities, as well as the impact of additions and replacements at other apartment communities.

         Amortization expense (of deferred loan costs) was $81,000 in the second quarter of 2003, compared to $50,000 in the second quarter of 2002. In the first six months of 2003, amortization expense totaled $155,000, compared to $98,000 in the first six months of 2002. These increases are primarily attributable to the impact of loan costs associated with financing transactions in 2002.

         Interest expense totaled $3.2 million in the second quarter of 2003, a 22.0% increase compared to the second quarter of 2002. In the first six months of 2003, interest expense totaled $6.4 million, a 24.7% increase compared to the first six months of 2002. This increase reflects the impact of approximately $55 million in new debt related to apartment acquisitions in the second and third quarters of 2002 and the first quarter of 2003, reduced by the effect of lower interest rates on our lines of credit. Overall, weighted average interest rates were 6.0% for the second quarter and first six months of 2003, compared to 6.2% for the second quarter and first six months of 2002.

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

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. In September 2002, we issued an additional 227,272 shares of this preferred stock. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The dividend on the Series B shares is $1.10 per share per year. The cumulative preferred dividend totaled $125,000 for the second quarter and $250,000 for the first six months of 2003, compared to approximately $62,000 for the second quarter, and $124,000 for the first six months, of 2002.

Net income/loss

         The net loss (before the cumulative preferred dividend) for the second quarter of 2003 was $393,000, compared to net income of $518,000 for the second quarter of 2002. For the first six months of 2003, the net loss was $247,000, compared to $1.0 million net income for the first six months of 2002. These comparisons reflect the impact of decline in apartments operating results.

Funds from Operations

         Funds from operations is frequently referred to as "FFO." FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Our calculation of FFO is consistent with FFO as defined by NAREIT. Because we hold all of our assets in and conduct all of our operations through the Operating Partnership, we measure FFO at the operating partnership level (i.e., before minority interest).

         Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen or fallen with market conditions. FFO is intended to be a standard supplemental measure of operating performance that excludes historical cost depreciation from - or "adds it back" to - GAAP net income. We consider FFO to be useful in evaluating potential property acquisitions and measuring operating performance.

         We calculate funds available for distribution as FFO plus non-cash expense for amortization and write-off of unamortized loan costs, less recurring capital expenditures. We believe that, together with net income and cash flows, funds available for distribution provides investors with an additional measure to evaluate the ability of the Operating Partnership to incur and service debt, to fund acquisitions and other capital expenditures, as well as to fund distributions to shareholders and minority unitholders.

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

         Funds from operations of the Operating Partnership totaled $1.8 million in the second quarter of 2003, a 30.8% decrease compared to the second quarter of 2002. For the first six months of 2003, funds from operations totaled $4.2 million, an 18.5% decrease compared to the first six months of 2002. This comparison reflects the impact of decline in apartment operating results and the increased cumulative preferred dividend.

         We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands, except per share amounts):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)
(Loss) Income before
   minority interest                            $   (555)        $   656         $  (403)        $ 1,276
Cumulative preferred dividend                       (125)            (62)           (250)           (124)
Depreciation                                       2,489           2,021           4,822           3,967
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                        $  1,809         $ 2,614         $ 4,170         $ 5,119
                                             =============== =============== =============== ===============

Per share amounts - diluted*:
   Net (loss) income                            $  (0.07)       $   0.09        $  (0.05)       $   0.17
   (Loss) Income available to
      common shareholders                          (0.08)           0.07           (0.08)           0.15
   Funds from operations                            0.23            0.34            0.54            0.68

* assumes conversion of Operating Partnership units to common shares; minority interest in the Operating Partnership has been eliminated. Preferred stock is antidilutive for all periods.

         A reconciliation of funds from operations to funds available for distribution of the Operating Partnership follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)
Funds from operations -
   Operating Partnership                         $ 1,809         $ 2,614         $ 4,170         $ 5,119
Amortization of loan costs                            82              50             155              98
Write-off of unamortized
   loan costs at refinance                             -               -               -              95
Recurring capital expenditures                      (408)           (452)           (690)           (735)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution -
   Operating Partnership                         $ 1,483         $ 2,212         $ 3,635         $ 4,577
                                             =============== =============== =============== ===============

         A further reconciliation of funds from operations of the Operating Partnership to funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)
Funds from operations -
   Operating Partnership                         $ 1,809         $ 2,614         $ 4,170         $ 5,119
Minority interest in
   funds from operations                            (433)           (608)         (1,000)         (1,180)
                                             --------------- --------------- --------------- ---------------
Funds from operations available
   to common shareholders                        $ 1,376         $ 2,006         $ 3,170         $ 3,939
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                          $ 1,971         $ 2,338         $ 4,190         $ 4,419
   Investing activities                             (600)        (10,689)         (6,463)        (11,233)
   Financing activities                           (1,171)          8,207           2,002           5,801

Dividends and distributions paid to:
   Preferred shareholders                        $   125         $    62         $   251         $    64
   Common shareholders                             1,462           1,788           2,920           3,569
   Minority unitholders in
      Operating Partnership                          462             527             924           1,056

Scheduled debt principal payments                $   285         $    72         $   559         $   120
Non-recurring capital expenditures                   193             247             664             509


                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
Weighted average shares outstanding
   Preferred shares                                  455             227             455             227
   Common shares                                   5,857           5,776           5,848           5,765
Weighted average Operating
   Partnership minority units
   outstanding                                     1,844           1,749           1,844           1,727


Capital Resources and Liquidity

Capital Resources

         On March 13, 2003, we acquired The Place Apartments for approximately $5.6 million in cash. We financed this acquisition through issuance of a first deed of trust note in the amount of $4.56 million together with draws of approximately $1.1 million on our line of credit secured by Latitudes Apartments. The fixed-rate deed of trust loan provides for interest at 5.06% and monthly payments including principal and interest of approximately $33,000, with maturity in 2013. In conjunction with this acquisition and financing, we funded repair escrows of approximately $65,000 and paid lender fees and costs totaling approximately $61,000. Through June 30, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $20,000.

         Effective February 21, 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $588,000. We applied the proceeds from this sale to reduce our line of credit secured by the restaurant properties. We expect to complete the sale of one additional restaurant property with a net carrying value of approximately $650,000 to the lessee during the third quarter, again at net carrying value, and apply the proceeds to reduce our line of credit secured by the restaurant properties.

         Through the first six months of 2003, we have made draws on our variable-rate lines of credit totaling approximately $1.7 million to fund acquisition activities and capital replacements and improvements.

         As of June 30, 2003, total long-term debt was $217.5 million, including $168.8 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $48.7 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.9% at June 30, 2003, down from 6.1% at December 31, 2002. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $494,000.

         During the second quarter of 2003, we issued approximately 16,700 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $175,000. During the first quarter of 2003, we issued approximately 17,600 shares of our common stock through this plan for proceeds of approximately $177,000.

Cash flows and liquidity

         Net cash flows from operating activities were $2.0 million in the second quarter of 2003, compared to $2.3 million in the second quarter of 2002. Through the first six months of 2003, net cash flows from operating activities were $4.2 million, compared to $4.4 million in the first six months of 2002. Investing and financing activities, other than those described under "Capital Resources" above, consisted of capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share on August 15, 2003, to shareholders of record of our common stock on August 1, 2003.

         In January 2003, we announced we were reducing our quarterly dividend to $0.25 per share from the $0.31 per share per quarter that had been paid for a number of years. While this was not pleasant, we felt that, given the current operating environment and the uncertain near-term outlook, a reduction in dividend was necessary. You should not view this decision as a sign that we have changed our philosophy concerning the dividend, for we remain committed to paying the highest dividend that is reasonably prudent. While we are not philosophically opposed to paying dividends that temporarily exceed current cash flow after operating expenses, this would occur only when we were confident that we would see significant improvement in operations in a relatively short period of time.

         We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet our operating requirements for both the short term and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings, long-term debt or joint venture investments. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

Critical Accounting Policies - Capital expenditures and depreciation


         Our critical accounting policies are identified and discussed in our Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies." Our policy and practice regarding capital expenditures and depreciation, which may be of particular interest to readers of this Quarterly Report, are further discussed below.

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

         Capital expenditures at our apartment communities during the second quarter of 2003 totaled approximately $600,000, including $109,000 for acquisition improvements, $83,000 for additions and betterments, and $408,000 for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during the second quarter of 2003 totaled approximately $1.4 million. Through the first six months of 2003, repairs and maintenance at our apartment communities totaled $2.6 million, including $1.0 million in compensation of service staff and $1.6 million in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through June 30, 2003, in aggregate and per apartment unit, follows:

                                                 Total             Per unit
                                          -------------------- -----------------
                                                (000's)

Recurring capital expenditures:
   Floor coverings                                   $331               $  74
   Appliances/HVAC                                     99                  22
   Exterior paint                                      16                   4
   Computer/support equipment                           9                   2
   Other                                              235                  52
                                          -------------------- -----------------
                                                     $690                $153
                                          ==================== =================

Non-recurring capital expenditures:
   Acquisition improvements                          $314
   Additions and betterments                          337
   Computer/support equipment                          12
                                          --------------------
                                                     $664
                                          ====================

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

         Based on our most recent evaluation, which was completed as of the end of the second quarter of 2003, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on May 28, 2003. Of the 5,848,652 shares of common stock issued, outstanding, and entitled to vote at this meeting, 5,453,132, or 93.2%, were present in person or by proxy. The following proposal was approved:

                                                                                  Withheld/       Broker
                                                      For          Against        Abstained      Non-votes
                                                 -------------- --------------- -------------- --------------
Election of directors to serve until the 2006 annual meeting:
     B. Mayo Boddie                                5,382,242             -0-         70,890             -0-
     W. Michael Gilley                             5,383,942             -0-         69,190             -0-

Election of a Series B director to serve until
     the 2004 annual meeting:
     Peter J. Weidhorn (elected by the holders
     of Series B Cumulative Preferred Stock)
                                                     454,545             -0-             -0-            -0-

         Other directors, whose terms of office as directors continue after the meeting, are as follows:

Serving until the 2004 annual meeting:
     Stephen R. Blank
     Philip S. Payne
Serving until the 2005 annual meeting:
     D. Scott Wilkerson
     Paul G. Chrysson


Item 5.  Other Information

Re-appointment of officers

         The Company has announced the re-appointment of the following officers:

D. Scott Wilkerson President and Chief Executive Officer
Philip S. Payne        Executive Vice President, Chief Financial Officer,
                       Treasurer, and Assistant Secretary
Pamela B. Bruno        Vice President, Chief Accounting Officer, and
                       Assistant Secretary
Eric S. Rohm           Vice President, General Counsel
Douglas E. Anderson    Vice President and Secretary
Teresa Sandman         Vice President - Property Management


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

          Exhibit No.

         31.1           Section 302 Certification by Chief Executive Officer
         31.2           Section 302 Certification by Chief Financial Officer
         32.1           Section 906 Certification by Chief Executive Officer
         32.2           Section 906 Certification by Chief Financial Officer


b) Reports on Form 8-K:

         We filed a Current Report on Form 8-K on May 6, 2003, to furnish under Items 9 and 12 a press release announcing the results of operations and financial condition of the company as of and for the quarter ended March 31, 2003.

         We filed a Current Report on Form 8-K on May 14, 2003, to furnish under Items 9 and 12 a report to shareholders announcing the results of operations and financial condition of the company as of and for the quarter ended March 31, 2003.

         We filed a Current Report on Form 8-K on June 27, 2003, to respond under Item 5 to a question from the Securities and Exchange Commission regarding our Registration Statement on Form S-3 (333-106090) dated June 13, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BNP RESIDENTIAL PROPERTIES, INC.
                           (Registrant)




August 12, 2003                 /s/ Philip S. Payne
                           ---------------------------------------------------
                           Philip S. Payne
                           Executive Vice President and
                           Chief Financial Officer
                           (Duly authorized officer)



August 12, 2003                 /s/ Pamela B. Bruno
                           ---------------------------------------------------
                           Pamela B. Bruno
                           Vice President, Controller and
                           Chief Accounting Officer

INDEX TO EXHIBITS


Exhibit No.
                                                                        Page

    31.1      Section 302 Certification by Chief Executive Officer         26
    31.2      Section 302 Certification by Chief Financial Officer         27
    32.1      Section 906 Certification by Chief Executive Officer         28
    32.2      Section 906 Certification by Chief Financial Officer         29