Form 10-Q
period 2003-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2003-11-07
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 3, 2003 (the latest practicable date).

Common Stock, $.01 par value                   5,887,626
----------------------------                   -----------------------
(Class)                                        (Number of shares)


                                                        Exhibit index:  Page 25

                                TABLE OF CONTENTS


Item No.                                                               Page No.

             PART I - Financial Information

   1         Financial Statements                                        3
   2         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11
   3         Quantitative and Qualitative Disclosures
             About Market Risk                                          22
   4         Controls and Procedures                                    22

             PART II - Other Information

   2         Changes in Securities and Use of Proceeds                  22
   6         Exhibits and Reports on Form 8-K                           23

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             2003               2002
                                                                       ------------------ ------------------
                                                                          (Unaudited)

Assets
Real estate investments at cost:
   Apartment properties                                                    $298,929,355       $275,712,863
   Restaurant properties                                                     37,405,385         39,158,921
                                                                       ------------------ ------------------
                                                                            336,334,740        314,871,784
   Less accumulated depreciation                                            (53,590,873)       (49,448,825)
                                                                       ------------------ ------------------
                                                                            282,743,867        265,422,959
Cash and cash equivalents                                                       653,700            884,316
Other current assets                                                          5,599,351          3,024,683
Notes receivable, net of reserve                                                100,000            100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,183,636          1,175,684
                                                                       ------------------ ------------------
         Total assets                                                      $291,395,642       $271,722,730
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $230,032,694       $211,584,935
Accounts payable and accrued expenses                                         3,522,550          1,272,451
Deferred revenue and security deposits                                        1,338,010          1,313,239
Deferred credit for defeasance of interest,
   net of accumulated amortization                                              183,680            333,376
                                                                       ------------------ ------------------
      Total liabilities                                                     235,076,934        214,504,001

Minority interest in Operating Partnership                                   16,365,493         17,947,493
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at September 30, 2003,
   454,545 at December 31, 2002                                              10,000,000          5,000,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   5,887,626 at September 30, 2003,
   5,831,077 at December 31, 2002                                                58,876             58,311
Additional paid-in capital                                                   71,278,423         70,724,671
Dividend distributions in excess of net income                              (41,384,084)       (36,511,746)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             39,953,215         39,271,236
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $291,395,642       $271,722,730
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)


                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2003             2002              2003             2002
                                       ----------------- ---------------- ----------------- ----------------
                                                                                              (Restated)
Revenues
Apartment rental income                   $  9,650,103      $  8,648,684      $27,488,052       $23,993,542
Restaurant rental income                       970,316         1,005,320        2,951,025         3,015,958
Management fee income                          229,141           258,297          679,035           839,091
Interest and other income                       26,528            24,143          180,876           130,337
                                       ----------------- ---------------- ----------------- ----------------
                                            10,876,088         9,936,444       31,298,988        27,978,928
Expenses
Apartment operations                         3,999,767         3,304,638       11,325,654         9,040,369
Apartment administration                       413,681           311,272        1,153,851           930,692
Corporate administration                       445,267           399,602        1,789,607         1,488,762
Depreciation                                 2,527,557         2,345,959        7,349,954         6,313,099
Amortization of deferred
   loan costs                                   81,439            82,427          236,222           180,377
Interest                                     3,278,652         3,049,032        9,716,800         8,211,104
Write-off of unamortized loan
   costs at debt refinance                           -                 -                -            95,032
                                       ----------------- ---------------- ----------------- ----------------
                                            10,746,363         9,492,930       31,572,088        26,259,435
                                       ----------------- ---------------- ----------------- ----------------
Income (Loss) before
   minority interest                           129,725           443,514         (273,100)        1,719,493
Minority interest in
   Operating Partnership                        (7,372)           89,710         (163,465)          355,186
                                       ----------------- ---------------- ----------------- ----------------
Net income (loss)                              137,097           353,804         (109,635)        1,364,307
Cumulative preferred dividend                  160,616            72,603          410,616           196,576
                                       ----------------- ---------------- ----------------- ----------------
(Loss) Income available to
   common shareholders                    $    (23,519)     $    281,201      $  (520,251)      $ 1,167,731
                                       ================= ================ ================= ================

Per share amounts:
Basic earnings per share -
   Net income (loss)                           $ 0.02            $ 0.06           $(0.02)           $ 0.24
   (Loss) Income available to
      common shareholders                       (0.01)             0.05            (0.09)             0.20
Diluted earnings per share -
   Net income (loss)                           $ 0.01            $ 0.06           $(0.04)           $ 0.23
   (Loss) Income available to
      common shareholders                       (0.01)             0.05            (0.09)             0.20
Dividends declared                              $0.25             $0.31           $ 0.75            $ 0.93

Weighted average common
   shares outstanding                        5,877,060         5,797,197        5,858,082         5,776,158



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income         Total
                             --------- ------------ ----------- ---------- ------------- --------------- --------------
Balance December 31, 2002        454,545  $5,000,000   5,831,077    $58,311   $70,724,671   $(36,511,746)   $39,271,236
Common stock issued                    -           -      17,575        176       176,996              -        177,172
Dividends paid - preferred             -           -           -          -             -       (126,027)      (126,027)
Dividends paid - common                -           -           -          -             -     (1,457,770)    (1,457,770)
Net income                             -           -           -          -             -        145,790        145,790
---------------------------- -----------  ----------- ----------- ---------- ------------- --------------- ------------
Balance March 31, 2003           454,545   5,000,000   5,848,652     58,487    70,901,667    (37,949,753)    38,010,401
Common stock issued                    -           -      16,740        167       174,599              -        174,766
Dividends paid - preferred             -           -           -          -             -       (125,000)      (125,000)
Dividends paid - common                -           -           -          -             -     (1,462,163)    (1,462,163)
Net loss                               -           -           -          -             -       (392,522)      (392,522)
---------------------------- -----------  ----------- ----------- ---------- ------------- --------------- ------------
Balance June 30, 2003            454,545   5,000,000   5,865,392     58,654    71,076,266    (39,929,438)    36,205,482
Preferred stock issued           454,545   5,000,000           -          -       (29,701)             -      4,970,299
Common stock issued                    -           -      22,234        222       231,858              -        232,080
Dividends paid - preferred             -           -           -          -             -       (125,000)      (125,000)
Dividends paid - common                -           -           -          -             -     (1,466,743)    (1,466,743)
Net income                             -           -           -          -             -        137,097        137,097
---------------------------- -----------  ----------- ----------- ---------- ------------- --------------- ------------
Balance September 30, 2003       909,090 $10,000,000   5,887,626    $58,876   $71,278,423   $(41,384,084)   $39,953,215
============================ =========== ============ =========== ========== ============= =============== ============

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2003             2002
                                                                          ----------------- ----------------
                                                                                              (Restated)
Operating activities:
Net (loss) income                                                           $    (109,635)    $   1,364,307
Adjustments to reconcile net (loss) income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                    (163,465)          355,186
   Depreciation and amortization of loan costs                                  7,586,176         6,493,476
   Write-off of unamortized loan costs
      at debt refinance                                                                 -            95,032
   Amortization of defeasance credit                                             (149,696)         (124,992)
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                                (2,381,973)       (2,383,799)
      Accounts payable and accrued expenses                                     2,017,373         1,581,389
      Deferred revenue and security deposits                                      (78,362)         (239,877)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       6,720,418         7,140,722

Investing activities:
Acquisition of apartment properties                                           (23,382,176)      (29,768,057)
Additions to apartment properties, net                                         (2,389,560)       (2,125,720)
Sale of restaurant properties                                                   1,244,038                 -
                                                                          ----------------- ----------------
Net cash used in investing activities                                         (24,527,698)      (31,893,777)

Financing activities:
Net proceeds from issuance of preferred stock                                   4,970,299         2,493,631
Issuance of common stock                                                          550,633           630,570
Distributions to Operating Partnership minority unitholders                    (1,385,150)       (1,597,446)
Dividends paid to preferred shareholder                                          (376,027)         (127,397)
Dividends paid to common shareholders                                          (4,386,676)       (5,362,725)
Proceeds from notes payable                                                    25,985,610        42,674,194
Principal payments on notes payable                                            (7,537,851)      (14,245,250)
Payment of deferred financing costs                                              (244,174)         (462,194)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                      17,576,664        24,003,383
                                                                          ----------------- ----------------

Net decrease in cash and cash equivalents                                        (230,616)         (749,672)
Cash and cash equivalents at beginning of period                                  884,316         1,417,616
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                  $     653,700     $     667,944
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2003
(Unaudited)

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


                                                            2002 as                             2002 as
                                                           Currently                           Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Nine months ended September 30, 2002
Revenues                                                    $27,978,928       $         -       $27,978,928
Expenses                                                     26,259,435            95,032        26,164,403
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         1,719,493           (95,032)        1,814,525
Minority interest in Operating Partnership                      355,186           (21,735)          376,921
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              1,364,307           (73,297)        1,437,604
Extraordinary item - loss on early
   extinguishment of debt                                             -           (73,297)           73,297
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 1,364,307       $         -       $ 1,364,307
                                                        ================= ================= =================

Note 3.  Apartment property acquisitions

Effective August 28, 2003, we acquired The Harrington Apartments for approximately $18.0 million in cash, less credits of $108,000 for exterior painting and approximately $200,000 for accrued expenses. Through September 30, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $12,000. We funded this acquisition by the placement of a $14.4 million first deed of trust loan together with draws of approximately $3.4 million on our existing line of credit. In conjunction with this acquisition, we paid lender fees and costs totaling approximately $118,000.

Effective March 13, 2003, we acquired The Place Apartments for approximately $5.6 million in cash. Through September 30, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $20,000. We funded this acquisition by the placement of a $4.56 million first deed of trust loan together with draws of approximately $1.1 million on our existing line of credit. In conjunction with this acquisition and financing, we funded repair escrows of approximately $65,000 and paid lender fees and costs totaling approximately $61,000.

Note 4.  Restaurant property sales

Effective August 19, 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $656,000. Effective February 21, 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $588,000. We applied approximately $426,000 of the proceeds from each of these sales to reduce our line of credit secured by the restaurant properties.

Note 5.  Shareholders' Equity

Effective September 5, 2003, we issued 454,545 shares of the Company's Series B Cumulative Convertible Preferred Stock for $5.0 million to a single accredited investor. This private placement is an expansion of the original offering in December 2001. The preferred shares have a purchase price and liquidation preference of $11.00 per share, and an initial dividend yield of 10%. The investor will have the right to convert each Series B share into one share of the Company's common stock beginning in December 2004, or in certain circumstances such as a change of control or the Company's calling the Series B stock for redemption. Through September 30, 2003, we have incurred costs related to this placement totaling approximately

$30,000. We applied proceeds of the placement to reduce the outstanding amount of our existing lines of credit.

In August 2003, we issued 19,068 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $199,000. During the first nine months of 2003, we have issued a total of 53,383 shares of our common stock through this Plan.

In addition, during the third quarter of 2003, we issued 3,166 shares of our common stock in exchange for Operating Partnership units formerly held by minority unitholders.

We calculated basic and diluted earnings per common share using the following amounts:

                                               Three months ended                  Nine months ended
                                                  September 30                        September 30
                                              2003             2002              2003              2002
                                        ----------------- ---------------- ----------------- -----------------
                                                                                                (Restated)
Numerators:
Numerator for basic
  earnings per share -
  Net income (loss)                        $    137,097       $   353,804     $   (109,635)     $  1,364,307
  Cumulative preferred dividend                (160,616)          (72,603)        (410,616)         (196,576)
                                        ----------------- ---------------- ----------------- -----------------
  (Loss) Income available to
     common shareholders                   $    (23,519)      $   281,201     $   (520,251)     $  1,167,731
                                        ================= ================ ================= =================

Numerator for diluted
  earnings per share -
  Net income (loss) (1)                    $    129,725       $   443,514     $   (273,100)     $  1,719,493
  Cumulative preferred dividend                (160,616)          (72,603)        (410,616)         (196,576)
                                        ----------------- ---------------- ----------------- -----------------
  (loss) Income available to
    common shareholders (1)                $    (30,891)      $   370,911     $   (683,716)     $  1,522,917
                                        ================= ================ ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                 5,877,060         5,797,197        5,858,082         5,776,158
Effect of dilutive securities:
  Convertible Operating
     Partnership units                        1,842,337         1,845,056        1,843,614         1,766,457
  Stock options (2)                               6,564             7,484            5,161            10,971
                                        ----------------- ---------------- ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                         7,725,961         7,649,737        7,706,857         7,553,586
                                        ================= ================ ================= =================


(1) Assumes conversion of Operating Partnership units to common shares; minority interest in Operating Partnership income has been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, and 120,000 shares at $13.125 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002. We also excluded additional options to purchase 60,000 shares of common stock at $11.25 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003, and from the three months ended September 30, 2002. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 6.  Subsequent event

On October 23, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share to be paid on November 17, 2003, to common shareholders of record on November 3, 2003. The Board of Directors also authorized the payment of dividends totaling $160,616 to the Series B Preferred shareholder in accordance with the investment agreement for those shares.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently own 20 apartment communities containing 4,859 units and provide third-party management services for 8 communities containing a total of 2,061 units. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

         Overall, we were pleased with the operating results for the third quarter of 2003. Operating results for both the quarter and year-to-date periods were in line with our expectations. We saw improvement in apartment occupancy and revenue per occupied unit during the quarter as compared to the second quarter of 2003. On a same-units basis, occupancy and revenue per occupied unit returned to third quarter of 2002 levels and reflect a significant improvement over the first and second quarters of 2003. Whether this is the beginning of a long-awaited improvement in our apartment markets remains to be seen. In any case, we are confident in the long-term outlook for both our apartment properties and our apartment markets.

         The lessee of our restaurant properties pays us annual rent equal to the greater of a specified minimum rent or 9.875% of food sales. During the third quarter of 2003, we saw a significant improvement in sales at our restaurant properties. While this improvement did not result in any additional restaurant rental income, it did mark a significant departure from several years of declining sales.

         Overall, we are positive about the future. We have a portfolio of well-maintained apartment properties with excellent locations in markets with good long-term growth prospects. We believe we are well positioned to benefit from any improvement in our apartment markets.

Revenues

         Total revenues in the third quarter of 2003 were $10.9 million, an increase of 9.5% compared to the third quarter of 2002. Total revenues through the first nine months of 2003 were $31.3 million, an increase of 11.9% compared to the first nine months of 2002. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for approximately 91.1% of total revenues in the third quarter of 2003, compared to 89.9% in the third quarter of 2002. Through the first nine months of 2003, apartment related income accounted for approximately 90.6% of total revenues, compared to 89.2% in the first nine months of 2002.

         Apartment rental income totaled $9.7 million in the third quarter of 2003, an increase of 11.6% compared to the third quarter of 2002. Through the first nine months of 2003, apartment rental income totaled $27.5 million, an increase of 14.6% compared to the first nine months of 2002. These increases are primarily attributable to the acquisition of three apartment communities in 2002 and two apartment communities in 2003. For the third quarter of 2003, overall average economic occupancy increased by 0.2% while average revenue per occupied unit declined by 0.5%, compared to the third quarter of 2002. For the first nine months of 2003, overall average economic occupancy declined by 1.0% while average revenue per occupied unit declined by 1.1%, compared to the first nine months of 2002.

         On a "same-units" basis (the 15 apartment communities that we owned throughout the first nine months of both years), apartment rental income decreased by 0.1% in the third quarter of 2003 compared to the third quarter of 2002, and by 1.9% for the first nine months of 2003 compared to the first nine months of 2002. These decreases were generally attributable to declines in both average economic occupancy and average revenue per occupied unit. For the third quarter of 2003, same-units average economic occupancy was flat while average revenue per occupied unit declined by 0.1%, compared to the third quarter of 2002. For the first nine months of 2003, same-units average economic occupancy declined by 1.1% while average revenue per occupied unit declined by 0.8%, compared to the first nine months of 2002.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2003 follow:

                                                    Three months ended               Nine months ended
                                                       September 30                    September 30
                                                  -----------------------          ----------------------
                                                               Average                          Average
                                                               monthly                          monthly
                               Number                          revenue                          revenue
                                 of                Average       per                Average       per
                             apartment             economic    occupied             economic    occupied
                               units              occupancy      unit              occupancy      unit
                             -----------          ----------- -----------          ----------- -----------
Abbington Place                     360                90.7%        $778                89.7%        $765
Allerton Place                      228                89.8%         762                90.6%         744
Alta Harbour (2)                    290                93.8%         778                89.6%         762
Barrington Place (2)                348                94.9%         761                93.8%         748
Brookford Place (2)                 108                95.7%         663                95.2%         665
Chason Ridge                        252                97.5%         756                96.5%         749
Harrington (1)                      288                93.6%         801                93.6%         801
Harris Hill                         184                93.6%         673                92.5%         666
Latitudes                           448                98.2%         885                96.2%         866
Madison Hall                        128                89.9%         583                94.6%         575
Oakbrook                            162                93.3%         700                91.3%         715
Oak Hollow                          461                94.6%         600                87.5%         609
Paces Commons                       336                91.3%         670                90.3%         667
Paces Village                       198                92.4%         685                94.1%         656
Pepperstone                         108                94.2%         666                93.7%         650
Savannah Place                      172                94.6%         711                93.6%         699
Summerlyn Place                     140                94.8%         832                93.3%         830
The Place (1)                       144                91.1%         584                88.1%         572
Waterford Place                     240                92.6%         871                90.8%         851
Woods Edge                          264                93.9%         710                92.0%         728

All apartments                    4,859
   - 2003                                              93.7%         733                92.0%         727
   - 2002                                              93.5%         737                93.0%         735

Same units (3)                    3,681
   - 2003                                              93.7%         733                92.0%         727
   - 2002                                              93.7%         734                93.1%         733

(1) We acquired The Harrington Apartments effective August 28, 2003. We acquired The Place Apartments effective March 13, 2003.
(2) We acquired Barrington Place and Brookford Place effective May 31, 2002. We acquired Alta Harbour effective September 18, 2002.
(3) Excludes Alta Harbour, Barrington Place, Brookford Place, The Harrington and The Place.

         Restaurant rental income was $1.0 million in the third quarters of both 2003 and 2002, and $3.0 million in the first nine months of both 2003 and 2002. A slight decline in 2003 restaurant rental income, as compared to 2002, was the result of the sale of two restaurant properties in 2003 (one in first quarter, and one in third quarter). Restaurant rental income for both 2003 and 2002 was equal to the minimum rent under the master lease agreement with our lessee. "Same-store" (those 40 restaurant properties that operated throughout the first nine months of both 2003 and 2002) sales at our restaurant properties increased by 7.4% in the third quarter and declined by 0.8% in the first nine months of 2003 compared to these periods in 2002.

         Through September 30, 2003, we have sold seven of the original 47 restaurants to Boddie-Noell Enterprises, Inc. ("Enterprises"), the lessee, under the non-economic clause of the agreement that allows Enterprises to close up to seven restaurants and buy them back from us for no less than net carrying value. Under our master lease with Enterprises, restaurant rental income payments are the greater of a specified minimum rent or 9.875% of food sales. The minimum rent is reduced by approximately $8,000 per month, or $96,000 per year, for each restaurant that is sold. Going forward, minimum rent for our remaining restaurant properties will be approximately $319,000 per month, or $3.8 million per year.

         Management fee income for the third quarter of 2003 decreased to $229,000, compared to $258,000 in 2002. For the first nine months of 2003, management fee income decreased to $679,000 from $839,000 for the same period in 2002. These decreases are primarily attributable to our acquisitions of two previously managed properties in May 2002, as well as the termination of management contracts for several smaller properties in the first quarter of 2003. Going forward, we expect management fee income to decline further, reflecting our acquisition of The Harrington Apartments in August 2003; third-party management services for this property from March through August 2003 generated $41,000 in management fee income.

Expenses

         Effective January 1, 2003, in accordance with current accounting guidance, we report the loss on extinguishment of debt as an operating expense, rather than as an extraordinary item as previously required. Accordingly, we have reclassified the write-off of unamortized loan costs at refinance in the first quarter of 2002 to conform to the 2003 presentation in our financial statements. This reclassification has no impact on net income; however, it reduces income before extraordinary items and eliminates extraordinary items as previously reported. A more detailed description of the reclassification adjustments is included in the notes to the financial statements included in this Quarterly Report.

          Total expenses, including non-cash charges for depreciation, amortization and write-off of unamortized loan costs, were $10.7 million in the third quarter of 2003, an increase of 13.2% compared to the third quarter of 2002. Through the first nine months of 2003, total expenses were $31.6 million, an increase of 20.2% compared to the first nine months of 2002.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the third quarter of 2003 was $4.0 million, a 21.0% increase compared to the third quarter of 2002. In the first nine months of 2003, apartment operations expense totaled $11.3 million, a 25.3% increase compared to the first nine months of 2002. These increases reflect the addition of three apartment communities during 2002 and two communities during 2003, as well as significant increases in compensation, contracted services and apartment redecoration costs. On a same-units basis, apartment operations expense increased by 6.5% in the third quarter and 5.0% in the first nine months of 2003 as compared to the comparable periods in 2002.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $414,000 in the third quarter of 2003, a 32.9% increase compared to the third quarter of 2002. In the first nine months of 2003, apartment administration expense totaled $1.2 million, an increase of 24.0% compared to the first nine months of 2002. These increases are primarily attributable to increased compensation and costs arising from implementation of new property management software.

         Corporate administration expense was $445,000 in the third quarter of 2003, an increase of 11.4% compared to the third quarter of 2002. In the first nine months of 2003, corporate administration expense totaled $1.8 million, a 20.2% increase compared to the first nine months of 2002. This increase was primarily attributable to increases in compensation and insurance expense. In January 2003, we added an in-house general counsel position to our executive team.

         Depreciation expense totaled $2.5 million in the third quarter of 2003, a 7.7% increase compared to the third quarter of 2002. In the first nine months of 2003, depreciation expense totaled $7.3 million, a 16.4% increase compared to the first nine months of 2002. This increase is attributable to the addition of apartment communities, as well as the impact of additions and replacements at other apartment communities.

         Amortization expense (of deferred loan costs) was $81,000 in the third quarter of 2003, compared to $82,000 in the third quarter of 2002. In the first nine months of 2003, amortization expense totaled $236,000, compared to $180,000 in the first nine months of 2002. These increases are primarily attributable to the impact of loan costs associated with financing transactions in 2002 and 2003.

         Interest expense totaled $3.3 million in the third quarter of 2003, a 7.5% increase compared to the third quarter of 2002. In the first nine months of 2003, interest expense totaled $9.7 million, an 18.3% increase compared to the first nine months of 2002. This increase reflects the impact of approximately $70 million in new debt related to apartment acquisitions in 2002 and 2003, reduced by the effect of lower interest rates on our lines of credit. Overall, weighted average interest rates were 5.9% for the third quarter and 6.0% for the first nine months of 2003, compared to 6.2% for the third quarter and first nine months of 2002.

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

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. We sold an additional 227,272 shares in September 2002 and an additional 454,545 shares in September 2003. Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. The dividend on the Series B shares is $1.10 per share per year. The cumulative preferred dividend totaled approximately $161,000 for the third quarter and $411,000 for the first nine months of 2003, compared to approximately $73,000 for the third quarter and $197,000 for the first nine months of 2002.

Net income/loss

         Net income (before the cumulative preferred dividend) for the third quarter of 2003 was $137,000, compared to net income of $354,000 for the third quarter of 2002. For the first nine months of 2003, the net loss was $110,000, compared to $1.4 million net income for the first nine months of 2002. These comparisons reflect the impact of decline in apartments operating results.

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

         Funds from operations of the Operating Partnership totaled $2.5 million in the third quarter of 2003, an 8.1% decrease compared to the third quarter of 2002. For the first nine months of 2003, funds from operations totaled $6.7 million, a 14.9% decrease compared to the first nine months of 2002. This comparison reflects the impact of decline in apartment operating results and the increased cumulative preferred dividend.

         We calculated funds from operations of the Operating Partnership as follows (all amounts in thousands, except per share amounts):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)

Net income (loss)                              $     137       $     354       $    (110)       $  1,364
Add minority interest in
   Operating Partnership                              (7)             90            (163)            355
                                             --------------- --------------- --------------- ---------------
Income (Loss) before
   minority interest                                 130             444            (273)          1,719
Less cumulative preferred dividend                  (161)            (73)           (411)           (197)
Add depreciation                                   2,528           2,346           7,350           6,313
                                             --------------- --------------- --------------- ---------------
Funds from operations -
   Operating Partnership                       $   2,497       $   2,717       $   6,666        $  7,836
                                             =============== =============== =============== ===============

Per share amounts - diluted*:
   Net income (loss)                           $    0.01       $    0.06       $   (0.04)      $    0.23
   (Loss) Income available to
      common shareholders                          (0.01)           0.05           (0.09)           0.20
   Funds from operations                            0.32            0.36            0.86            1.04

* assumes conversion of Operating Partnership units to common shares; minority interest in the Operating Partnership has been eliminated. Preferred stock is antidilutive for all periods.

         A reconciliation of funds from operations to funds available for distribution of the Operating Partnership follows (all amounts in thousands):


                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)
Funds from operations -
   Operating Partnership                        $  2,497        $  2,717        $  6,666        $  7,836
Add amortization of loan costs                        81              82             236             180
Add write-off of unamortized
   loan costs at refinance                             -               -               -              95


                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)


Less recurring capital expenditures                 (662)           (542)         (1,352)         (1,277)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution -
   Operating Partnership                        $  1,915        $  2,258        $  5,550        $  6,835
                                             =============== =============== =============== ===============

         A further reconciliation of funds from operations of the Operating Partnership to funds from operations available to common shareholders follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
                                                                                              (Restated)
Funds from operations -
   Operating Partnership                        $  2,497        $  2,717        $  6,666        $  7,836
Less minority interest in
   funds from operations                            (596)           (656)         (1,596)         (1,836)
                                             --------------- --------------- --------------- ---------------
Funds from operations available
   to common shareholders                       $  1,901        $  2,061        $  5,070        $  6,000
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,531        $  2,722        $  6,720        $  7,141
   Investing activities                          (18,064)        (20,660)        (24,528)        (31,894)
   Financing activities                           15,574          18,202          17,577          24,003

Dividends and distributions paid to:
   Preferred shareholders                       $    125        $     63        $    376        $    127
   Common shareholders                             1,467           1,794           4,387           5,363
   Minority unitholders in
      Operating Partnership                          461             542           1,385           1,597

Scheduled debt principal payments               $    295        $    117        $    854        $    237
Non-recurring capital expenditures                   374             340           1,038             849

Weighted average shares outstanding
   Preferred shares                                  583             262             498             239
   Common shares                                   5,877           5,797           5,858           5,776
Weighted average Operating
   Partnership minority units
   outstanding                                     1,842           1,845           1,844           1,766

Capital Resources and Liquidity

Capital Resources

         On August 28, 2003, we acquired The Harrington Apartments for approximately $18.0 million in cash, less credits of $108,000 for exterior painting and approximately $200,000 for accrued expenses. We financed this acquisition through the issuance of a first deed of trust note in the amount of $14.4 million together with draws of approximately $3.4 million on our line of credit secured by Latitudes Apartments. The variable rate deed of trust provides for interest at LIBOR plus 1.75%, payable monthly, for a three-year term, with an optional two-year extension. In conjunction with this acquisition and financing, we paid lender fees and costs totaling approximately $118,000. Through September 30, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $12,000.

         On March 13, 2003, we acquired The Place Apartments for approximately $5.6 million in cash. We financed this acquisition through the issuance of a first deed of trust note in the amount of $4.56 million together with draws of approximately $1.1 million on our line of credit secured by Latitudes Apartments. The fixed-rate deed of trust loan provides for interest at 5.06% and monthly payments including principal and interest of approximately $33,000, with maturity in 2013. In conjunction with this acquisition and financing, we funded repair escrows of approximately $65,000 and paid lender fees and costs totaling approximately $61,000. Through September 30, 2003, we have incurred and capitalized other direct costs of this acquisition totaling approximately $20,000.

         Effective August 19, 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $656,000. Effective February 21, 2003, we sold one restaurant property to the lessee for its net carrying value of approximately $588,000. We applied approximately $426,000 of the proceeds from each of these sales to reduce our line of credit secured by the restaurant properties.

         Through the first nine months of 2003, we have made draws on our variable-rate lines of credit totaling approximately $6.0 million to fund acquisition activities and capital replacements and improvements. We currently have approximately $5.9 million available under our lines of credit.

         As of September 30, 2003, total long-term debt was $230.0 million, including $168.5 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $61.5 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.8% at September 30, 2003, compared to 6.1% at December 31, 2002. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $625,000.

         Effective September 5, 2003, we issued 454,545 shares of our Series B Cumulative Convertible Preferred Stock for $5.0 million to a single investor. This placement is an expansion of the original offering in December 2001. The preferred shares have a purchase price and liquidation preference of $11.00 per share, and an initial dividend yield of 10%. The investor will have the right to convert each Series B share into one share of the Company's common stock beginning in December 2004, or in certain circumstances such as a change of control or the Company's calling the Series B stock for redemption. Through September 30, 2003, we have incurred costs related to this placement totaling approximately $30,000. We applied proceeds of the placement to reduce the outstanding amount of our existing line of credit secured by Latitudes Apartments.

         In August 2003, we issued 19,068 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of approximately $199,000. During the first nine months of 2003, we have issued a total of 53,383 shares of our common stock through this Plan.

         In addition, during the third quarter of 2003, we issued 3,166 shares of our common stock in exchange for Operating Partnership units formerly held by minority unitholders.

Cash flows and liquidity

         Net cash flows from operating activities were $2.5 million in the third quarter of 2003, compared to $2.7 million in the third quarter of 2002. Through the first nine months of 2003, net cash flows from operating activities were $6.7 million, compared to $7.1 million in the first nine months of 2002. Investing and financing activities, other than those described under "Capital Resources" above, consisted of capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share on November 17, 2003, to shareholders of record of our common stock on November 3, 2003; in addition, the company will pay a preferred dividend of $0.275 per share, or approximately $160,000, to the preferred shareholder on November 17, 2003.

         We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet our operating requirements for both the short term and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings, long-term debt or joint venture investments. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We do not intend to reserve funds to retire existing long-term debt upon maturity. We believe we have sufficient resources to meet our short-term liquidity requirements. However, if these sources of funds are insufficient or unavailable, our ability to continue to make distributions to shareholders may be adversely affected.

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

         For the acquisitions of Barrington Place, Brookford Place and Alta Harbour Apartments in 2002, and The Place Apartments in 2003, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: land improvements, 7-20 years; short-lived building components, 5-20 years; base building structure, 60 years (45 years for The Place); and fixtures, equipment and floor coverings, 5-10 years. We expect to complete a detailed analysis of components for The Harrington Apartments in the near future.

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

         Capital expenditures at our apartment communities during the third quarter of 2003 totaled approximately $1.0 million, including $295,000 for acquisition improvements, $79,000 for additions and betterments, and $662,000 for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during the third quarter of 2003 totaled approximately $1.5 million. Through the first nine months of 2003, repairs and maintenance at our apartment communities totaled $4.1 million, including $1.5 million in compensation of service staff and $2.6 million in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through September 30, 2003, in aggregate and per apartment unit, follows:

                                                Total             Per unit
                                            ---------------- ------------------
                                               (000's)

Recurring capital expenditures:
   Floor coverings                               $   603                $132
   Appliances/HVAC                                   183                  40
   Exterior paint                                    182                  40
   Computer/support equipment                         53                  12
   Other                                             330                  72
                                            ---------------- ------------------
                                                  $1,352                $297
                                            ================ ==================

                                                Total
                                            ----------------
                                               (000's)

Non-recurring capital expenditures:
   Acquisition improvements                      $   609
   Additions and betterments                         412
   Computer/support equipment                         17
                                            ----------------
                                                  $1,038
                                            ================

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

         Based on our most recent evaluation, which was completed as of the end of the third quarter of 2003, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


                           Part II - Other Information


Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended September 30, 2003, we sold 454,545 shares of our Series B Cumulative Preferred Stock to an accredited investor in a private offering pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

          Exhibit No.

         31.1           Section 302 Certification by Chief Executive Officer
         31.2           Section 302 Certification by Chief Financial Officer
         32.1           Section 906 Certification by Chief Executive Officer
         32.2           Section 906 Certification by Chief Financial Officer


b) Reports on Form 8-K:

o Current Report on Form 8-K filed August 8, 2003, to furnish under Items 9 and 12 a press release announcing the results of operations and financial condition of the company as of and for the quarter ended June 30, 2003.

o Current Report on Form 8-K filed August 15, 2003, to furnish under Items 9 and 12 a report to shareholders announcing the results of operations and financial condition of the company as of and for the quarter ended June 30, 2003.

o        Current Report on Form 8-K filed August 29, 2003, to report under
         Item 5 the acquisition of The Harrington Apartments.

o        Current Report on Form 8-K filed September 10, 2003, to report under
         Item 5 the placement of 454,545 shares of the company's Series B Cumulative Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BNP RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)




November 7, 2003                         /s/ Philip S. Payne
                                    ---------------------------------------
                                    Philip S. Payne
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly authorized officer)



November 7, 2003                         /s/ Pamela B. Bruno
                                    ---------------------------------------
                                    Pamela B. Bruno
                                    Vice President and
                                    Chief Accounting Officer

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