Form 10-K
period 2003-12-31
BNP RESIDENTIAL PROPERTIES INC
filed 2004-02-24
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                          -----------------

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

The aggregate market value of the common stock held by non-affiliates of the registrant at February 23, 2004, was approximately $83.5 million.

The number of shares of the registrant's common stock outstanding on February 23, 2004, was 7,097,480.

                                                   Index to exhibits at page 62

                        BNP RESIDENTIAL PROPERTIES, INC.
                                TABLE OF CONTENTS


      Item No.                                      FINANCIAL INFORMATION                                   Page No.
                        PART I
          1             Business                                                                                   3
          2             Properties                                                                                 6
          3             Legal Proceedings                                                                         10
          4             Submission of Matters to a Vote of Security Holders                                       10
          X             Executive Officers of the Registrant                                                      10

                        PART II
          5             Market for Registrant's Common Equity and Related Stockholder Matters                     11
          6             Selected Financial Data                                                                   12
          7             Management's Discussion and Analysis of Financial Condition and Results of                15
                             Operations
          7A            Quantitative and Qualitative Disclosures About Market Risk                                26
          8             Financial Statements and Supplementary Data                                               27
          9             Changes in and Disagreements With Accountants on Accounting and Financial                 27
                             Disclosure
          9A            Controls and Procedures                                                                   27

                        PART III
         10             Directors and Executive Officers of the Registrant                                        27
         11             Executive Compensation                                                                    30
         12             Security Ownership of Certain Beneficial Owners and Management and Related                31
                             Stockholder Matters
         13             Certain Relationships and Related Transactions                                            33
         14             Principal Accountant Fees and Services                                                    34

                        PART IV
         15             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          35


                                     PART I

ITEM 1.  BUSINESS

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently manage 28 multi-family communities containing 6,920 units. Of these, we own 20 apartment communities containing 4,859 units. Third parties own the remaining 8 communities, containing 2,061 units, and we manage them on a contract basis. In addition to our apartment communities, we own 40 restaurant properties that we lease on a triple-net basis to a third party under a master lease.

         BNP Residential Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the Operating Partnership. We refer to the limited partners of the Operating Partnership as "minority common unitholders" or "minority interest." We currently own approximately 76% of the outstanding Operating Partnership common units and 100% of the outstanding Operating Partnership preferred units.

         As of February 23, 2004, we have 7,097,480 shares of common stock and 909,090 shares of preferred stock outstanding. We have approximately 1,375 shareholders of record. We estimate that there are approximately 3,600 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP." The Operating Partnership has an additional 1,841,098 Operating Partnership minority common units outstanding.

         We have approximately 200 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel. Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, and our telephone number is 704/944-0100.

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

         In 1987, we purchased 47 existing restaurant properties located in North Carolina and Virginia for an aggregate purchase price of $43.2 million. From 1987 through 1992, our assets primarily consisted of these 47 restaurant properties. During this period we operated as an externally administered and externally managed REIT. We leased the restaurants on a triple-net basis to Boddie-Noell Enterprises, Inc.

("Enterprises"), a Hardee's franchisee, under a master lease. A master lease is a single lease that covers multiple properties, while a triple-net lease is one where the lessee pays all operating expenses, maintenance, property insurance and real estate taxes.

         In 1993, we began to change our focus from restaurant properties to apartment communities, with the objective of increasing funds from operations and enhancing shareholder value. In 1994 we acquired BT Venture Corporation, an integrated real estate company specializing in the management, development and acquisition of apartment properties, and began operating as a self-administered and self-managed REIT.

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

         In April 2000, we changed the name of the company to BNP Residential Properties, Inc. We believe this name more clearly reflects our business activities and eliminates the confusion that existed because of the similarity of our former name to that of Boddie-Noell Enterprises.

         In December 2001, our Board of Directors authorized the issuance of up to 454,545 shares of Series B Cumulative Convertible Preferred Stock, and we issued 227,273 shares of this preferred stock for proceeds of $2.5 million. In September 2002, we issued an additional 227,272 shares of our Series B preferred stock for proceeds of $2.5 million.

         From 1993 through 2002, we acquired 19 apartment properties through a combination of cash purchases, assumption of long-term debt, and issuance of Operating Partnership units. (We combined two of these properties to operate as a single apartment community.)

         To date we have sold seven restaurants to Enterprises, the lessee, under an agreement that allowed Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

Recent Developments

         During 2003, we continued to add to and improve our portfolio of apartment properties with two acquisitions - The Place Apartments in Greenville, South Carolina, and The Harrington Apartments in Charlotte, North Carolina - in direct purchases. With these acquisitions, we now own 20 apartment communities.

         Results for 2003 were in line with our expectations. We entered 2003 expecting it to be a difficult year, but believed we would begin to see some improvement in apartment operations by late in the year. A combination of overbuilding of apartments, a weak economy, and extremely low interest rates that made home ownership a more viable alternative to renting, resulted in declines in both occupancy and rental rates beginning in 2001. This trend continued until the middle of 2003, when we began to see improvement in apartment performance. For apartments owned for the full period in both years ("same units"), average economic occupancy for the fourth quarter of 2003 improved by 3.3%, from 92.1% in the fourth quarter of 2002 to 95.4%in the fourth quarter of 2003. At the same time, revenue per occupied unit improved from $721 per month in the fourth quarter of 2002 to $725 per month in the fourth quarter of 2003. This was the first time in several years that we have had simultaneous improvement in year-over-year quarterly comparisons for both same-unit occupancy and monthly revenue per occupied unit.

         The surprise of 2003 was the significant improvement in sales at our restaurant properties during the third and fourth quarters. On a same-store basis, sales at our 40 restaurant properties increased by 7.4% in the third quarter and 12.7% in the fourth quarter of 2003 as compared to the same periods in 2002. As a result, same-store sales for the year 2003 increased by 2.4% over 2002. These increases, which appear to be the result of the introduction of Hardee's new "Thickburger" menu and a revitalized advertising campaign, represent the first significant positive same-store sales comparisons in over ten years. While this improvement in sales at the restaurant properties did not result in our receiving any rent beyond the specified minimum annual rent, it certainly raises the hope that Hardee's efforts to reinvigorate the concept may, at least, be taking hold. For us to begin to receive more than minimum rent, annual sales at our restaurant properties would need to improve by 10% over 2003 levels.

         We are cautiously optimistic about our prospects for 2004. The past few years have been a very difficult period in which to operate apartments. It is simply too early to tell whether the improvement in apartment operations we saw during the fourth quarter is the beginning of an extended period of improving apartment operations. In any event, we have a portfolio of well-maintained, well-located apartment properties that, we believe, are positioned to take advantage of any improvement in the apartment markets.
         In September 2003, our Board of Directors authorized, and we issued, an additional 454,545 shares of our Series B preferred stock for proceeds of $5.0 million.

         On February 23, 2004, we sold 1,175,519 shares of our common stock to a number of institutional investors and mutual funds pursuant to a private placement for a total purchase price of approximately $13.8 million.

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

         We seek to acquire apartment properties in areas within the southeastern United States exhibiting substantial economic growth and an expanding job base in which we can establish a significant market presence. Through our UpREIT structure, we have the ability to acquire apartment communities by issuing Operating Partnership units in tax-deferred exchanges with owners of such properties. We expect that we will finance future acquisitions of apartment communities with Operating Partnership units as well as loans and funds from additional offerings of common stock, preferred stock or joint venture arrangements.

         We will selectively consider opportunities to add additional units to existing communities, to acquire and rehabilitate older apartment communities, and to develop new apartment communities. Members of our management team have directed over $115 million of development or redevelopment projects, including 13 apartment communities containing over 2,500 apartment units. This development and redevelopment experience will enable us to build additional apartment communities and to rehabilitate existing communities when economic conditions and available capital make such opportunities attractive.

         Our residents are typically mid- to high-end "residents by necessity"--individuals or families with moderate incomes that live in apartments by necessity. They include retirees, young professionals, manager-level white-collar workers, medical personnel, teachers, members of the military and young families.

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

ITEM 2.  PROPERTIES

Apartment Communities

         Through the Operating Partnership, we own and operate 20 apartment communities consisting of 4,859 apartment units. For the fourth quarter of 2003, our average economic occupancy rate was 95.2%, and average monthly revenue per occupied unit was $720. The average age of the apartment communities is approximately 11 years. Our apartment communities are generally wood framed, two- and three-story buildings, with exterior entrances, individually metered gas and electric service, submetered water service, and individual heating and cooling systems.

         Our apartment units are comprised of 36% one-bedroom units, 57% two-bedroom units, and 7% three-bedroom units. The units average approximately 1,000 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities.

         As of December 31, 2003, our total investment, on a historical cost basis, in our 20 apartment communities was approximately $299.7 million, and the net carrying value of our 20 apartment communities was approximately $254.9 million (an average of $12.7 million per property). The apartment properties are held subject to loans, discussed in the notes to the financial statements.

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

         In addition, we entered into a separate agreement that allowed Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic for no less than net carrying value. The original lease was for 47 restaurant properties; since 1999, we have sold seven restaurants deemed non-economic to Enterprises for total proceeds of $4,373,000, which equaled the net carrying value of the properties.

         The minimum rent on the remaining 40 restaurants is approximately $3.8 million per year.

         The average acquisition cost of the original 47 restaurant properties was approximately $920,000 per property. The net carrying value of the 40 restaurant properties held at December 31, 2003, was $26.1 million (an average of $654,000 per property). The restaurant properties are held subject to a line of credit loan, discussed in the notes to the financial statements.

         The restaurant properties are operated by Enterprises, which is responsible for all aspects of the operation, maintenance and upkeep of the properties. In addition, Enterprises is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with applicable codes and standards.

         Thirty-nine of the restaurant properties are operated as Hardee's restaurants pursuant to franchise agreements with Hardee's Food Systems, Inc. One property is operated as a "BBQ and Ribs" restaurant. Enterprises converted this property to the BBQ and Ribs concept in 2002 and paid for the entire cost of the conversion, approximately $500,000. There is no applicable franchise agreement for the converted restaurant, as Enterprises owns the BBQ and Ribs concept.

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

                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                              Total       Apartment        Weighted
                                        No.                                  Rentable      Unit Type       Average
                                       of Apt.  Year      Date      Total      Area      1     2     3    Apt. Size
    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- ----- ----------

Abbington Place     Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48      1,113
Allerton Place      Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48      1,061
Barrington Place    Charlotte, NC        348      1999      5/02      29.3    386,964   132   192    24      1,112
Brookford Place     Winston-Salem, NC    108      1998      5/02       6.3    103,392    36    72     -        961
Chason Ridge        Fayetteville, NC     252      1994      1/99      29.1    246,886    56   164    32        980
Harrington          Charlotte, NC        288      1997      8/03      25.0    321,190   103   140    45      1,115
Harris Hill         Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -        912
Latitudes           Virginia Beach, VA   448      1989     10/94      24.9    358,700   269   159    20        800
Madison Hall        Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -        862
Marina Waterfront   Cornelius, NC        290      1994      9/02      33.6    254,356   128   126    36        877
Oak Hollow          Cary, NC             221      1983      7/98      30.0    215,960    56   165     -        982
Oak Hollow Ph 2     Cary, NC             240      1986     12/00      26.8    220,840   160    80     -        920
Oakbrook            Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons       Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40        958
Paces Village       Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -        848
Pepperstone         Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place      Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -      1,059
Summerlyn Place     Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8      1,120
The Place           Greenville, SC       144      1985      3/03      10.1    158,264    40   104     -      1,106
Waterford Place     Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48      1,155
Woods Edge          Durham, NC           264      1985      6/98      32.4    268,620    66   198     -      1,018

                                                                      Average
                                           Average Economic      Monthly Revenue
                                          Occupancy Percent(1)   per Occupied Unit
    Community           Location        2003    2002   2001   2003    2002   2001
------------------- ------------------  ------ ------- ------ ------ ------- ------

Abbington Place     Greensboro, NC       90.9    93.2   95.9   $764    $770   $785
Allerton Place      Greensboro, NC       91.4    92.6   95.4    745     769    773
Barrington Place    Charlotte, NC        94.3    91.9      -    748     782      -
Brookford Place     Winston-Salem, NC    95.1    93.4      -    667     690      -
Chason Ridge        Fayetteville, NC     96.6    96.1   96.0    753     717    682
Harrington          Charlotte, NC        92.0       -      -    739       -      -
Harris Hill         Charlotte, NC        93.3    92.1   93.9    663     684    716
Latitudes           Virginia Beach, VA   96.5    97.2   97.1    873     817    774
Madison Hall        Clemmons, NC         94.2    93.9   92.9    578     598    605
Marina Waterfront   Cornelius, NC        91.0    89.4      -    750     801      -
Oak Hollow          Cary, NC             90.0    89.3   89.2    617     650    732
Oak Hollow Ph 2     Cary, NC             89.1    88.2   89.3    599     606    689
Oakbrook            Charlotte, NC        91.9    90.6   92.3    709     763    783
Paces Commons       Charlotte, NC        92.2    91.0   91.1    660     668    709
Paces Village       Greensboro, NC       94.3    89.0   93.0    654     667    689
Pepperstone         Greensboro, NC       93.8    95.4   97.3    655     681    695
Savannah Place      Winston-Salem, NC    93.4    93.1   93.8    699     714    712
Summerlyn Place     Burlington, NC       93.5    94.5   93.6    832     802    803
The Place           Greenville, SC       91.1       -      -    569       -      -
Waterford Place     Greensboro, NC       91.8    94.7   94.2    852     850    861
Woods Edge          Durham, NC           92.7    92.3   95.3    722     754    776


(1) Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.

                         RESTAURANT PROPERTIES LOCATIONS




Virginia
(27 properties)

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


North Carolina
(13 properties)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the company.

            Name           Age                         Position                       Officer Since
------------------------- ------- --------------------------------------------------- ------------------
Philip S. Payne             52        Chairman of the Board of Directors,              October 1994
                                         Treasurer, Chief Financial Officer
D. Scott Wilkerson          46        Director, President, Chief Executive Officer     October 1994
Eric S. Rohm                34        Vice President, General Counsel,                 December 2002
                                         Assistant Secretary
Pamela B. Bruno             50        Vice President, Chief Accounting Officer,        October 1994
                                         Assistant Secretary
Douglas E. Anderson         56        Vice President, Secretary                        April 1987

         Messrs. Payne and Wilkerson are also members of our Board of Directors. Brief biographies of Messrs. Payne and Wilkerson are included at Part III, Item
10. Directors and Officers of the Registrant in this Annual Report. Biographical information for our other executive officers follows.

         Eric S. Rohm - Vice President, General Counsel, Assistant Secretary. Mr. Rohm joined the company in December 2002 as Vice President and General Counsel. Prior to joining the company, Mr. Rohm was a partner in the Real Estate Department of Kennedy Covington Lobdell & Hickman, LLP in Charlotte, North Carolina, where he practiced law from 1994 to 2002. Mr. Rohm received an AB degree in government from Georgetown University in 1991, and his JD degree from The Ohio State University College of Law in 1994. Mr. Rohm is licensed to practice law in the State of North Carolina, and is a member of the North Carolina State Bar, the North Carolina Bar Association, and the Association of Corporate Counsel.

         Pamela B. Bruno - Vice President, Chief Accounting Officer, Assistant Secretary. Ms. Bruno joined BT Venture Corporation in 1993 as Controller and became our Vice President and Chief Accounting Officer in October 1994. From 1984 to 1993, Ms. Bruno was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a BS degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant, and is a member of the North Carolina Association of Certified Public Accountants.

         Douglas E. Anderson - Vice President, Secretary. Mr. Anderson has served as Vice President and Secretary since our inception in 1987. He has been with Enterprises since 1977 and is currently a director, executive vice president and secretary of Enterprises. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of Enterprises. He serves as a director of Wachovia Bank of Rocky Mount, North Carolina. In addition, he serves on the Board of Visitors of the Lineberger Comprehensive Cancer Center in Chapel Hill, North Carolina. He received a BS degree in finance and accounting from the University of North Carolina at Chapel Hill in 1970.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were approximately 1,375 common shareholders of record and one preferred shareholder on February 23, 2004. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of February 20, 2004, the closing price of the company's common stock was $12.40 per share.

                                                                      Dividends
                                      Stock Price                       Paid
                          High            Low           Close        Per Share
                      -------------- -------------- -------------- -------------

2003:
   Fourth quarter         $11.75          $10.41         $11.61          $0.25
   Third quarter           11.50           10.26          10.55           0.25
   Second quarter          11.00            9.68          10.80           0.25
   First quarter           10.79            9.00           9.70           0.25

2002:
   Fourth quarter         $10.70           $9.40         $10.15          $0.31
   Third quarter           12.65            9.19           9.80           0.31
   Second quarter          13.00           11.30          12.60           0.31
   First quarter           11.80           10.31          11.42           0.31

         We have paid regular quarterly dividends to holders of our common stock since our inception, and we intend to continue to do so. We anticipate that we will pay all dividends from current funds from operations. We expect distributions to substantially exceed the 90% annual distribution requirement for a REIT.

         We have a dividend reinvestment plan that is available to all shareholders of record. Under this plan, as amended in February 2004, the plan administrator, Wachovia Bank, N. A., reinvests dividends on behalf of plan participants in our common stock. Wachovia will either issue new shares or purchase shares on the open market, at our direction. In addition, shareholders who participate in the plan may elect to make direct cash investments or supplement their reinvestment program with additional cash investments of any amount from $25 to $25,000 per quarter. Participants do not pay any commissions on stock purchased under the plan.

Sales of Unregistered Securities

         In September 2003, we issued 454,545 shares of our Series B Preferred Stock to a single investor for proceeds of approximately $5.0 million in cash. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in
Section 4(2) of the Act. The investor will have the right to convert each Series B share into one share of the company's common stock beginning December 2004 or in certain circumstances, such as a change of control or the company's calling the Series B stock for redemption. The conversion ratio may be adjusted for certain dilutive issuances, such as stock dividends or issuances of common stock at less than $11.00 per share. The purchaser was an accredited investor, and offers were not accompanied by any form of general solicitation. The managing member of the purchaser is one of our directors.

         On November 17, 2003, we issued 19,507 shares of common stock under our dividend reinvestment plan. Of these shares, 14,544 exceeded the number authorized under the plan and under the registration statement registering the plan's shares. On January 22, 2004, our Board of Directors retroactively authorized the issuance of these excess shares. The Board also authorized an increase in the number of shares we can sell under our dividend reinvestment plan and authorized us to file a registration statement registering the sale of those shares. We filed a registration statement on February 6, 2004, registering
1.0 million shares of common stock to be sold pursuant to our dividend reinvestment plan.

         On February 23, 2004, we issued 1,175,519 shares of common stock at a price of $11.75 per share to a number of institutional investors and mutual funds pursuant to a private placement for total proceeds of approximately $13,812,000. We expect to file a registration statement for these shares in the near future.

         We have included information regarding securities authorized for issuance under equity compensation plans in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

         This financial information includes all apartment communities and restaurant properties that we owned for each period shown.

                                                              Year ended December 31
                                          2003          2002*         2001*          2000           1999
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data: (1)
Revenue:
  Apartment rental income              $  37,475     $  32,890      $  30,867     $  29,269      $  28,608
  Restaurant rental income                 3,908         4,021          4,053         4,162          4,339
  Other income                             1,277         1,253          1,342           427            510
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             42,660        38,164         36,262        33,858         33,457
Expenses:
  Apartment operations                    15,458        12,682         11,182         9,766          9,395
  Administrative costs                     3,907         3,358          2,956         2,391          2,380
  Depreciation                            10,040         8,794          7,828         7,156          6,956
  Amortization (1)                           322           256            596           579            569
  Interest                                13,000        11,452         11,100        11,151         10,703
  Write-off of unamortized loan
    costs at refinance                         -            95            129             -              -
  Costs of terminated
      equity transaction                       -             -              -           237              -
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            42,727        36,637         33,792        31,280         30,003
                                      ------------- -------------- ------------- -------------- -------------


                                                              Year ended December 31
                                          2003          2002*         2001*          2000           1999
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
(Loss) income before
  minority interest                          (66)        1,527          2,470         2,578          3,454
Minority interest in
  Operating Partnership                     (174)          279            567           595            728
                                      ------------- -------------- ------------- -------------- -------------
Net income                                   107         1,248          1,902         1,983          2,726
Cumulative preferred dividend                661           323              3             -              -
                                      ------------- -------------- ------------- -------------- -------------
(Loss) income available to
  common shareholders                  $    (553)    $     925      $   1,900     $   1,983      $   2,726
                                      ============= ============== ============= ============== =============
Basic earnings per share -
  (loss) income available to
  common shareholders                  $   (0.09)    $    0.16      $    0.33     $    0.35      $    0.46
                                      ============= ============== ============= ============== =============
Diluted earnings per share -
  (loss) income available to
  common shareholders                  $   (0.09)    $    0.16      $    0.33     $    0.35      $    0.46
                                      ============= ============== ============= ============== =============
Dividends per common share             $    1.00     $    1.24      $    1.24     $    1.24      $    1.24
                                      ============= ============== ============= ============== =============
Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities                $ 299,661     $ 275,713      $ 221,589     $ 217,818      $ 203,365
  Restaurant properties                   37,405        39,159         39,159        39,702         40,545
Real estate assets, net                  281,014       265,423        219,997       224,705        217,984
Total assets                             287,200       271,723        225,385       230,691        224,270
Total debt                               229,714       211,585        162,330       163,612        150,883
Minority interest                         15,895        17,947         18,174        19,737         21,317
Shareholders' equity                      38,733        39,271         42,034        44,548         49,896

Apartment Properties data:
Apartment communities
  owned at year end                           20            18             15            15             15
Apartment units owned
  at year end                              4,859         4,427          3,681         3,680          3,440
Average apartment
  economic occupancy                       92.8%         92.8%          93.9%         95.9%          95.1%
Average monthly revenue
  per occupied unit                    $     725     $     733      $     744     $     737      $     729

Other data:
Earnings before interest, taxes,
   depreciation and
   amortization (2)                    $  23,295     $  22,124      $  22,123     $  21,463      $  21,682
Funds from operations (2)                  9,313         9,998         10,702        10,139         10,816
Funds available
  for distribution (2)                     7,904         8,865          9,696         9,243          9,868
Net cash provided by
  (used in):
  Operating activities                 $   9,807     $   9,984      $  10,729    $   10,854     $   10,919
  Investing activities                   (25,488)      (32,535)        (2,401)      (13,407)           111
  Financing activities                    15,361        22,018         (7,966)        3,177        (11,089)


                                                              Year ended December 31
                                          2003          2002*         2001*          2000           1999
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)

Weighted average number of shares and units outstanding:
    Preferred B shares                       601           293              2             -              -
    Common shares                          5,868         5,787          5,717         5,708          5,973
    Operating Partnership
      minority units                       1,843         1,786          1,706         1,711          1,601



*2002 and 2001 amounts have been reclassified to conform to FAS 145 - the write-off of unamortized loan costs was previously reported as an extraordinary item, net of minority share.

(1) We adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. The intangible related to our 1994 acquisition of management operations is no longer amortized after December 31, 2001. Amortization expense related to this intangible was approximately $406,000 per year in 1998 through 2001.

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

      We calculated EBITDA as follows (all amounts in thousands):

                                                              Year ended December 31
                                          2003          2002           2001          2000           1999
                                      ------------- -------------- ------------- -------------- -------------
      (Loss) income before minority
        interest                         $   (66)      $ 1,527        $ 2,470       $ 2,578        $ 3,454
      Interest                            13,000        11,452         11,100        11,151         10,703
      Depreciation                        10,040         8,794          7,828         7,156          6,956
      Amortization                           322           256            596           579            569
      Write-off of unamortized
         loan costs                            -            95            129             -              -
                                      ------------- -------------- ------------- -------------- -------------
      Earnings before interest,
        taxes, depreciation and
        amortization                     $23,295       $22,124        $22,123       $21,463        $21,682
                                      ============= ============== ============= ============== =============

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

      Funds available for distribution is frequently referred to as "FAD." We calculate FAD as FFO plus non-cash expense for amortization and write-off of unamortized loan costs, less recurring capital expenditures. We believe that, together with net income and cash flows from operating activities, FAD provides investors with an additional measure to evaluate the ability of the Operating Partnership to incur and service debt, to fund acquisitions and other capital expenditures, and to fund distributions to shareholders and minority unitholders.

      Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. You should not consider FFO or FAD to be alternatives to net income as reliable measures of the company's operating performance; nor should you consider FFO or FAD to be alternatives to cash flows as measures of liquidity.

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

      For a reconciliation of FFO and FAD to net (loss) income before minority interest, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations."

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

         Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     o our markets could suffer unexpected increases in the development of apartments, or other rental or competitive housing alternatives;

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

Results of Operations

2003 compared to 2002

Revenues

         Total revenue in 2003 was $42.7 million, an increase of 11.8% compared to 2002. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for 90.8% of our total revenue in 2003 compared to 89.5% in 2002.

         Apartment rental income in 2003 totaled $37.5 million, an increase of 13.9%, or $4.6 million, compared to 2002. This increase is attributable to rental income at five apartment communities that we acquired during 2002 and 2003, which offsets a slight decline at other communities. On a same-units basis (for the 3,681 units that we owned throughout all of both 2003 and 2002), apartment rental income declined by 0.4% in 2003 compared to 2002.

         On a same-units basis, average economic occupancy was 92.9% in 2003 compared to 92.8% in 2002, and average monthly revenue per occupied unit was $727 in 2003 compared to $730 in 2002. In 2003, average economic occupancy for all apartments was 92.8%, and average revenue per occupied unit was $725.

         Restaurant rental income in 2003 totaled $3.9 million, a decline of 2.8% compared to 2002. The decrease in restaurant rental income is due to the sale of two restaurant properties in 2003. We received the minimum rent specified in the lease agreement throughout both years. Under our master lease with Enterprises, restaurant rental income payments are the greater of specified minimum rent or 9.875% of food sales. Minimum rent is set at approximately $8,000 per month, or $96,000 per year, per restaurant property. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at approximately $319,000 per month, or $3.8 million per year.

         Same-stores sales (for the 40 restaurants that were open throughout all of both 2003 and 2002) increased by 2.4% in 2003 compared to 2002. Sales at these stores would have to increase by approximately 10% before we would receive rent exceeding the minimum rent. We do not expect restaurant rental income to exceed the minimum rent in 2004.

         In late 2003, we began to see improvements in both apartment rental income and in sales at our restaurant properties, which we discussed in Part I,
Item 1. Business - Recent Developments of this Annual Report.

         Management fee income in 2003 totaled $873,000, a decline of 20.3% compared to 2002. This decrease is attributable to our acquisition of two previously managed properties in May 2002, as well as the termination of management contracts for several smaller properties in the first quarter of 2003. We do not expect any significant increase in management fee income in 2004.

         Interest and other income totaled $404,000 in 2003 compared to $158,000 in 2002. This comparison reflects the impact of non-routine income totaling approximately $300,000 offsetting a decline in interest income during 2003.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2003 were $42.7 million, an increase of $6.l million, or 16.6%, compared to 2002.

         Apartment operations expense totaled $15.5 million in 2003, an increase of 21.9%, or $2.8 million, compared to 2002. This increase is primarily attributable to the addition of five apartment communities during 2002 and 2003. On a same-units basis, apartment operations expense increased by 4.2% in 2003 compared to 2002, reflecting higher costs for compensation, contracted services, and turnover costs.

         Apartment operations expense includes only direct costs of on-site operations. Apartment operations expense in 2003 represented 41.2% of related apartment rental income, compared to 38.6% in 2002.

         We incur no operating expenses for restaurant properties because the triple-net lease arrangement requires the lessee to pay virtually all costs and expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting, and support of our apartment management activities for both owned and third-party properties) totaled $1.7 million in 2003, an increase of 25.4% compared to 2002. Corporate administration expense totaled $2.2 million in 2003, an increase of 10.1% compared to 2002. These increases reflect the impact of additional executive and corporate support staff and related compensation and increased corporate insurance and software costs.

         Interest expense totaled $13.0 million in 2003, an increase of 13.5%, or $1.5 million, compared to 2002. This increase reflects the impact of approximately $69 million in new debt related to apartment acquisitions since June 2002, offset by the effect of lower interest rates on our variable-rate debt. In part because of favorable variable interest rates, we financed the acquisition of The Harrington apartments with a variable-rate loan in August 2003. Variable interest rates have declined approximately 0.3% during 2003. Overall, weighted average interest rates were 5.9% in 2003, compared to 6.2% in 2002.

         Depreciation expense totaled $10.0 million, an increase of 14.2%, or $1.2 million, compared to 2002. This increase is attributable to the addition of five apartment communities in 2002 and 2003, as well as the impact of additions and replacements at other apartment communities. We have generally assigned shorter lives to those specifically identifiable additions and replacement assets than the composite lives initially assigned at acquisition.

         Amortization expense (of deferred financing costs) totaled $322,000 in 2003, compared to $256,000 in 2002.

Net income

         Operating Partnership earnings before non-cash charges for depreciation and amortization totaled $10.3 million, a decrease of 3.5% compared to 2002. After including these non-cash charges, the Operating Partnership loss in 2003 was $66,000, compared to Operating Partnership net income of $1.5 million in 2002. The minority interest in Operating Partnership earnings absorbed $174,000 of the loss in 2003, compared to $279,000 of earnings in 2002.

         Net income (before deduction for cumulative preferred dividend) was $107,000 in 2003, compared to $1.2 million in 2002.

         Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. In September 2003, we issued 454,545 shares of cumulative preferred stock, which doubled the number of preferred shares outstanding. The cumulative preferred dividend totaled approximately $661,000 for 2003, compared to $323,000 for 2002. The dividend on the Series B shares is $1.10 per year per share. The total cumulative preferred dividend will increase to $1,000,000 for 2004 for the 909,090 shares currently outstanding.

         Loss available to common shareholders in 2003 was $553,000, or $.09 on a diluted per share basis, compared to income available to common shareholders in 2002 of $925,000, or $0.16 on a diluted per share basis.

         These comparisons reflect the impact of declining margins in apartment operations and the increased cumulative preferred dividend in 2003, offset somewhat by the favorable impact of lower interest rates.

2002 compared to 2001

Reclassifications

         In January 2003, we adopted FAS 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FAS 4. We have reclassified the extraordinary items for loss on early extinguishment of debt in 2002 and 2001 to conform to FAS 145. While adoption of FAS 145 has no impact on net income, it increases total expenses, reduces income before extraordinary items and eliminates those extraordinary items as previously reported. We have adjusted the 2002 and 2001 comparative amounts in our consolidated financial statements, and in this discussion, to conform to the 2003 presentation.

Revenues

         Total revenue in 2002 was $38.2 million, an increase of 5.2% compared to 2001. Apartment related income accounted for 89.5% of our total revenue in 2002 compared to 88.8% in 2001.

         Apartment rental income in 2002 totaled $32.9 million, an increase of 6.6%, or $2.0 million, compared to 2001. This increase is attributable to $3.0 million in rental income at three apartment communities that we acquired during 2002, which offsets declines at other communities. On a same-units basis (for the 3,681 units that we owned throughout all of both 2001 and 2002), apartment rental income declined by 3.0% in 2002 compared to 2001.

         On a same-units basis, average economic occupancy was 92.8% in 2002 compared to 93.9% in 2001, and average monthly revenue per occupied apartment was $730 in 2002 compared to $744 in 2001. In 2002, average economic occupancy for all apartments was 92.8%, and average revenue per occupied apartment was $733.

         Restaurant rental income in 2002 totaled $4.0 million, a decline of 0.8% compared to 2001. The decrease in restaurant rental income is due to the sale of one restaurant property in April 2001. Restaurant rental income during both 2002 and 2001 was the minimum rent specified in the lease agreement.

         Same-stores sales (for the 42 restaurants that were open throughout all of both 2002 and 2001) declined by 2.6% in 2002 compared to 2001.

         Management fee income in 2002 totaled $1.1 million, a significant increase compared to $0.5 million in 2001. This increase is attributable to a significant increase in the number of managed properties in the fourth quarter of 2001 and early 2002, offset somewhat by the impact of our acquisition of two of those properties in May 2002.

         Interest and other income totaled $158,000 in 2002 compared to $813,000 in 2001. This comparison reflects the impact of non-routine income totaling approximately $560,000 in 2001, as well as a decline in interest income during 2002.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, in 2002 were $36.6 million, an increase of $2.8 million, or 8.4%, compared to 2001.

         Apartment operations expense totaled $12.7 million in 2002, an increase of 13.4%, or $1.5 million, compared to 2001. This increase is primarily attributable to the addition of three apartment communities during 2002. On a same-units basis, apartment operations expense increased by 3.7% in 2002 compared to 2001, reflecting the impact of higher costs for property insurance, along with higher costs associated with marketing and maintenance.

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

         Apartment administration expense totaled $1.4 million in 2002, an increase of 23.3% compared to 2001. This increase is primarily attributable to a significant increase in the number of managed properties in the fourth quarter of 2001 and early 2002.

         Corporate administration expense totaled $2.0 million in 2002, an increase of 7.8% compared to 2001. This increase is primarily attributable to executive bonuses paid in the fourth quarter of 2002 along with the cost of an executive compensation study conducted during 2002.

         Interest expense totaled $11.5 million in 2002, an increase of 3.2% compared to 2001. This increase reflects the impact of approximately $49 million in new debt related to apartment acquisitions in the second and third quarters of 2002, offset by the effect of lower interest rates on our lines of credit and the impact of refinancing two fixed-rate loans at lower rates during 2001 and early 2002. Variable interest rates have declined approximately 0.5% during 2002. Overall, weighted average interest rates were 6.2% in 2002, compared to 6.8% in 2001.

         Depreciation expense totaled $8.8 million in 2002, an increase of 12.3%, or $1.0 million, compared to 2001. This increase is primarily attributable to the addition of three apartment communities in 2002, as well as the impact of additions and replacements at other apartment communities.

         Amortization expense totaled $256,000 in 2002, compared to $596,000 in 2001. Effective January 1, 2002, in accordance with current accounting guidance, we no longer amortized the intangible related to our 1994 acquisition of management operations. Amortization expense for this asset was approximately $406,000 in 2001.

         In conjunction with the refinancing of long-term debt, we wrote off unamortized loan costs of $95,000 in 2002 and $129,000 in 2001. As discussed above, we have classified these expenses as charges to operating expenses rather than as extraordinary items, net of minority interests' share, as previously reported.

Net income

         Operating Partnership earnings before non-cash charges for depreciation, amortization, and write-off of deferred financing costs totaled $10.7 million, a 3.2% decrease compared to 2001. After including these non-cash charges, the Operating Partnership net income in 2002 was $1.5 million, compared to $2.5 million in 2001. The minority interest in Operating Partnership earnings totaled $279,000 in 2002, compared to $567,000 in 2001.

         Net income (before deduction for cumulative preferred dividend) was $1.2 million in 2002, compared to $1.9 million in 2001.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock. In September 2002, we issued an additional 227,272 shares of this preferred stock. The cumulative preferred dividend totaled approximately $323,000 for 2002, compared to $3,000 for four days in the fourth quarter of 2001.

         Income available to common shareholders in 2002 was $925,000, or $0.16 on a diluted per share basis, compared to income available to common shareholders in 2001 of $1.9 million, or $0.33 on a diluted per share basis.


         These comparisons reflect the impact of declining margins in apartment operations, the increased cumulative preferred dividend in 2002, and the effect of non-routine and non-recurring revenues during 2001, offset somewhat by the favorable impact of lower interest rates and the effect of discontinuing amortization of the intangible related to management operations.

Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 2 on page 14. You should read and understand that footnote before reviewing the following discussion.

         We calculated FFO as follows (all amounts in thousands):

                                                                     2003           2002           2001
                                                                --------------- -------------- --------------
                                                                                   (Restated)   (Restated)
(Loss) income before minority interest                             $   (66)        $ 1,527        $ 2,470
Cumulative preferred dividend                                         (661)           (323)            (3)
Depreciation                                                        10,040           8,794          7,828
Amortization of management intangible                                    -               -            406
                                                                --------------- -------------- --------------
Funds from operations                                              $ 9,313         $ 9,998        $10,702
                                                                =============== ============== ==============

         A reconciliation of FFO to FAD follows (all amounts in thousands):

                                                                     2003           2002           2001
                                                                --------------- -------------- --------------
                                                                                  (Restated)    (Restated)
Funds from operations                                              $ 9,313         $ 9,998        $10,702
Amortization of loan costs                                             322             256            189
Write-off of unamortized loan costs at refinance                         -              95            129
Recurring capital expenditures                                      (1,731)         (1,484)        (1,324)
                                                                --------------- -------------- --------------
Funds available for distribution                                   $ 7,904         $ 8,865        $ 9,696
                                                                =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                                     2003           2002           2001
                                                                --------------- -------------- --------------
Net cash provided by (used in)
   Operating activities                                          $   9,807       $   9,984      $  10,729
   Investing activities                                            (25,488)        (32,535)        (2,401)
   Financing activities                                             15,361          22,018         (7,966)

Dividends and distributions paid to
   Preferred shareholder                                         $     537       $     200      $       -
   Common shareholders                                               5,859           7,163          7,082
   Minority unitholders in Operating Partnership                     1,845           2,171          2,116

Scheduled debt principal payments                                $   1,172       $     417      $     348

Non-recurring capital expenditures
   Acquisition improvements and replacements                     $   1,053       $     860      $     936
   Apartment property additions and betterments                        565             387            553

Weighted average Preferred B shares outstanding                        601             293              2
Weighted average common shares outstanding                           5,868           5,787          5,717
Weighted average Operating Partnership
   minority units outstanding                                        1,843           1,786          1,706

         Funds from operations in 2003 (before deduction for minority interest) totaled $9.3 million, a decrease of 6.9% compared to 2002. Funds from operations in 2002 totaled $10.0 million, a decrease of 6.6%, compared to $10.7 million in 2001. These comparisons are primarily attributable to the impact of declining margins in apartment operations.

         Funds available for distribution totaled $7.9 million in 2003, a decrease of 10.8% compared to 2002. Funds available for distribution totaled $8.9 million in 2002, a decrease of 8.6% compared to $9.7 million in 2001. The variance in comparison of FAD and FFO reflects the impact of recurring capital expenditures for operating replacements and major capital replacements at our older communities. Recurring capital expenditures averaged $374 per apartment unit in 2003, $369 per apartment unit in 2002, and $360 per apartment unit in 2001.

Capital Resources and Liquidity

Capital Resources

         We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of Operating Partnership units, common stock and/or preferred stock, additional debt, and joint venture investments. We may use our lines of credit or variable- and fixed-rate, long-term debt to acquire and refinance apartment communities.

Long-term Debt

         As of December 31, 2003, all of our properties were encumbered by or served as collateral for debt. As of December 31, 2003, total long-term debt was $229.7 million, including $168.3 million at fixed interest rates ranging from 5.13% to 8.55%, and $61.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at December 31, 2003, was 5.8%, compared to 6.1% at December 31, 2002. This reduction is primarily due to declines in variable rates during 2003. At our current level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $625,000.

         In December 2003, we modified and extended our previously established line of credit with a bank secured by our restaurant properties. Previously, in December 2002, we modified and expanded our previously established revolving line of credit with a bank secured by Latitudes Apartments; we were able to increase this line based on the lender's estimate of the appreciated fair market value of the property. Our line of credit arrangements are now as follows:

o $25.9 million, secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2004. Interest-only payments on the outstanding balance are due monthly at a variable interest rate of 30-day LIBOR plus 1.75%. At December 31, 2003, the outstanding balance on this line was $20.0 million, with approximately $5.9 million available under this revolving line of credit.

o $16.3 million, secured by deeds of trust and assignments of rents of 40 restaurant properties, due January 2006. Interest-only payments on the outstanding balance are due monthly at a variable interest rate of 30-day LIBOR plus 1.80%. The available line of credit declines to $15.5 million effective January 2005. At December 31, 2003, the outstanding balance on this line was $16.3 million, the current maximum amount.

         We utilized long-term debt, along with draws on our revolving line of credit, to finance acquisitions of apartment communities in 2003 as follows:

o In August 2003, we acquired The Harrington Apartments for a total cost of approximately $17.9 million. We financed this acquisition with a $14.4 million variable-rate note payable, secured by a deed of trust on the community, and draws on our line of credit secured by Latitudes Apartments.

o In March 2003, we acquired The Place Apartments for a total cost of approximately $5.6 million. We financed this acquisition with a $4.6 million fixed-rate note payable, secured by a deed of trust on the community, and draws on our line of credit secured by Latitudes Apartments.

         We also utilized our revolving line of credit secured by Latitudes to fund the required $833,000 reduction in our line of credit secured by restaurant properties and to fund capital improvements at our apartment communities.

         A summary of scheduled principal payments on long-term debt is included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

o our revolving line of credit secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2004 (up to $25.9 million, $20.0 million outstanding at December 31, 2003);
o our deed of trust loan for Oak Hollow Apartments Phase 2, due December 2004 (up to $11.7 million for acquisition and renovation construction, $10.7 million outstanding at December 31, 2003);
o        our deed of trust loan for Harris Hill Apartments, due June 2005
         ($5.6 million outstanding at December 31, 2003);
o our line of credit secured by deeds of trust and assignments of rents of our restaurant properties, due January 2006 ($16.3 million outstanding at December 31, 2003);
o our deed of trust loans for five apartment communities due in 2007 totaling $47.8 million; and
o our deed of trust loans for six apartment communities due in 2008 totaling $50.6 million.

         Our revolving line of credit secured by Latitudes Apartments and the deed of trust loan for Oak Hollow Apartments Phase 2 expire in late 2004. Based on our estimates of the underlying value of the properties securing these loans, we expect to extend or refinance these loans.

Capital Stock and Operating Partnership Units

         At December 31, 2003, we had approximately 5.9 million common shares and approximately 909,000 preferred shares outstanding. In addition, there were approximately 1.8 million Operating Partnership minority common units outstanding.

         In late December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock for net proceeds of approximately $2.3 million. In September 2002, we issued 227,272 shares of this preferred stock for net proceeds of approximately $2.4 million; and in September 2003, we issued 454,545 shares of this preferred stock for net proceeds of approximately $4.9 million. All of the Series B preferred stock is held by a single investor. The preferred shares have a purchase price and liquidation preference of $11.00 per share, an initial dividend yield of 10% through December 2009, and may be converted to our common stock on a one-for-one basis, subject to adjustment, beginning in December 2004. We applied the proceeds of the 2003 issue to reduce our revolving line of credit secured by the Latitudes Apartments.

         During 2003, we issued approximately 73,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for net proceeds of approximately $800,000. We generally applied these proceeds to capital expenditures at apartment communities. In addition, we issued approximately 3,000 shares of our common stock in non-cash transactions to redeem a like number of Operating Partnership minority units.

         On February 23, 2004, we issued 1,175,519 shares of our common stock at a price of $11.75 per share to a number of institutional investors and mutual funds pursuant to a private placement for a total purchase price of $13,812,000. Cohen & Steers Capital Advisors, LLC acted as placement agent for the transaction. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We will immediately apply approximately $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

         All of the Operating Partnership units held by minority interest owners were issued in 1997 through 2002 in conjunction with acquisitions of apartment communities. Holders of Operating Partnership units generally are able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year from issuance.

Cash Flows and Liquidity

         Net cash flows from operating activities were $9.8 million in 2003, $10.0 million in 2002, and $10.7 million in 2001. Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions.

         We paid dividends to common shareholders of $0.25 per share per quarter in each quarter of 2003, and $0.31 per share per quarter in each quarter of 2002 and 2001. Our payout ratio (the ratio of common dividends plus distributions paid, divided by Operating Partnership funds from operations) was 82.5% in 2003, 93.4% in 2002, and 86.0% in 2001. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 90% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

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

         We received approximately 9.2% of our revenue in 2003, 10.5% of our revenue in 2002, and 11.2% of our revenue in 2001, from rent received from Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue.

         Enterprises is a privately owned company with total assets exceeding $200 million and net equity exceeding $80 million. Its principal line of business is the operation of approximately 317 Hardee's restaurants. In addition to its Hardee's operations, Enterprises is the owner of Texas Steakhouse and Saloon, a casual dining concept with 29 restaurants. Enterprises also conducts extensive real estate investment and development activities through BNE Land and Development. These activities involve a full range of property types, including land, commercial, retail, office, apartment and single-family properties. We have had extensive discussions with management of Enterprises and have reviewed their financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and forecasts. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

Critical Accounting Policies

         Our significant accounting policies are identified and discussed in the notes to our financial statements included in this Annual Report. Those policies that may be of particular interest to readers of this Annual Report are further discussed below.

Capital expenditures and depreciation

         In general, for apartment properties acquired before 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For the five apartment properties acquired after 2001, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: base building structure, 45-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

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

         Capital expenditures at our apartment communities during 2003 totaled approximately $3.3 million, including $1.0 million for acquisition improvements, $0.6 million for additions and betterments, and $1.7 million in recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during 2003 totaled approximately $5.6 million, including $2.1 million in compensation of service staff and $3.5 million in payments for materials and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Impairment of long-lived assets

         In accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically review our real estate assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows. If the carrying value were to be greater than the undiscounted future operating cash flows, we would recognize an impairment loss to the extent the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for apartment units, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows that we estimate in our impairment analyses may not be achieved, and it is possible that we could be required to recognize impairment losses on our properties at some point in the future.

Valuation of leases in place at property acquisitions

         We calculate an estimate of the value of leases in place at the dates of property acquisitions to determine if we should allocate a portion of the purchase price to an intangible asset for the value of these leases. In preparing this calculation, we consider the estimated costs to make an apartment unit rent ready (frequently called turnover costs), the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place, and we compared rental rates on leases in place to our estimate of prevailing market rates in the neighborhood of the acquired property.

         Based on our analyses for the two apartment properties that we acquired in 2003, we determined that the net value of leases in place at the dates of acquisition was insignificant to the acquisition costs, and we did not record any intangible asset for leases in place. This result is primarily due to the relatively short-term nature of apartment leases, the regular pattern of turnover of apartment leases, and the relatively gradual movement of prevailing rental rates in the respective neighborhoods. We plan to prepare similar calculations in conjunction with future property acquisitions.

Revenue recognition

         We record rental and other income monthly as it is earned. We record rental payments that we receive prior to the first of a given month as prepaid rent. We hold tenant security deposits in trust in bank accounts separate from operating cash (these amounts are included in other current assets on our balance sheet), and we record a corresponding liability for security deposits on our balance sheet.

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

         A summary of capital expenditures, in aggregate and per apartment unit, follows:

                                              2003                   2002                   2001
                                       Total    Per unit      Total    Per unit      Total    Per unit
                                      --------- ----------- ---------- ------------ --------- ------------
                                      (000's)                (000's)                 (000's)
Recurring capital expenditures:
  Floor coverings                      $  772       $167      $  593       $148      $  662      $180
  Appliances/HVAC                         256         55         212         53         197        54
  Exterior paint                          183         39         182         45           -         -
  Computer/support equipment               85         18         102         25          54        15
  Other                                   436         94         396         98         411       112
                                      --------- ----------- ---------- ------------ --------- ------------
                                       $1,731       $374      $1,484       $369      $1,324      $360
                                      ========= =========== ========== ============ ========= ============

Non-recurring capital
  expenditures:
  Acquisition improvements             $1,053                 $  861                 $  936
  Additions and betterments               508                    303                    502
  Computer/support equipment               57                     84                     50
                                      ---------             ----------              --------
                                       $1,619                 $1,248                 $1,489
                                      =========             ==========              =========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long-term debt as of December 31, 2003 and 2002 is included in the notes to the financial statements in this Annual Report. At December 31, 2003, long-term debt totaled $229.7 million, including $168.3 million notes payable at fixed interest rates ranging from 5.13% to 8.55%, and $61.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.8% at December 31, 2003, 6.1% at December 31, 2002, and 6.2% at December 31, 2001. At our current level of variable-rate debt, a 1% change in variable interest rates would increase or decrease our annual interest expense by approximately $625,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                                                       Expected maturity dates
                             2004        2005        2006        2007        2008       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $    986     $ 6,485     $   992     $48,881     $37,674     $73,260    $168,279
   Average interest rate       6.84%       8.27%       6.62%       6.96%       6.58%       6.70%       6.81%

Variable rate notes        $ 30,720     $   833     $15,560     $   310     $14,013     $     -    $ 61,435
   Average interest rate       2.95%       2.96%       2.96%       2.91%       2.91%                   2.94%

         We estimate the fair value of fixed rate and variable rate notes using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our notes payable at December 31, 2003, totaled approximately $242 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed under Item 15(a) and filed as part of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures designed to ensure that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to our management, including our chief executive officer (our "CEO") and chief financial officer (our "CFO"), to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

         We do not expect that our disclosure controls and procedures will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.

         We evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Based on our most recent evaluation, our CEO and CFO believe, and have certified, that our disclosure controls and procedures are effective to (1) ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and (2) provide reasonable assurance that our financial statements fairly present in all material respects our financial condition and results of operations.

           Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors hold office for the terms described below or until their successors are elected and qualified. The current members of our Board of Directors are identified in the following table, followed by biographical information on each member.


           Name              Age        Position                                           Director Since
---------------------------- ---------- ------------------------------------------------ -------------------
Directors serving until the 2004 annual meeting:
Philip S. Payne                  52     Chairman, Treasurer, Chief Financial Officer     December 1997
Stephen R. Blank                 58     Director                                         May 1999
Peter J. Weidhorn                56     Series B Director                                December 2001

Directors serving until the 2005 annual meeting:
D. Scott Wilkerson               46     Director, President, Chief Executive Officer     December 1997
Paul G. Chrysson                 49     Director                                         December 1997

Directors serving until the 2006 annual meeting:
B. Mayo Boddie                   74     Director,  Chairman Emeritus                     April 1987
W. Michael Gilley                48     Director                                         December 1997

Philip S. Payne - Chairman of the Board of Directors, Treasurer, Chief Financial Officer. Mr. Payne joined BT Venture Corporation, which was subsequently purchased by the company, in 1990 as Vice President of Capital Markets Activities and became Executive Vice President and Chief Financial Officer in January 1993. He was named Treasurer in April 1995 and a Director in December 1997. In January 2004, Mr. Payne was named Chairman of the Board of Directors and continues in his role as Chief Financial Officer. From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a BS degree from the College of William and Mary in 1973 and a JD degree in 1978 from the same institution. He is a member of the board of directors of the National Multi Housing Council and is a member of the Urban Land Institute (Multi Family Council - Gold). In addition, he serves on the board of directors of Ashford Hospitality Trust, a REIT focused on the hospitality industry.

D. Scott Wilkerson - Director, President, Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation, which was subsequently purchased by the company, in 1987 and served in various officer-level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development before becoming President in January 1994. He was named Chief Executive Officer in April 1995 and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate investors, developers and management companies. Mr. Wilkerson received a BS degree in accounting from the University of North Carolina at Charlotte in 1980. He is a certified public accountant and licensed real estate broker. He serves on the boards of directors of the National Multi Housing Council, the National Apartment Association and the Apartment Association of North Carolina, and is a past president of the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

Stephen R. Blank - Director. Mr. Blank is a Senior Fellow, Finance, with the Urban Land Institute, and an Adjunct Professor at the Columbia University Graduate School of Business. From 1993 to 1998, he was the Managing Director for Real Estate Investment Banking with CIBC Oppenheimer Corp. He is an independent trustee of Ramco-Gershenson Properties Trust and Atlantic Realty Trust, and serves on the boards of directors of WestCoast Hospitality Corporation and MFA Mortgage Investments, Inc. In addition, he serves as a member of the board of advisors of Paloma, LLC, the principal investor in a private multifamily real estate investment trust. Mr. Blank serves as the chair of the audit committees for both Ramco-Gershenson Properties Trust and MFA Mortgage Investments, Inc. He has over 20 years experience as a senior real estate investment banking officer, advising and evaluating a wide array of real estate companies, including publicly reporting companies.

B. Mayo Boddie - Director, Chairman Emeritus. Mr. Boddie was one of our founders and a co-founder of Boddie-Noell Enterprises, Inc. ("Enterprises") in 1961. He serves as Chairman of the Board of Directors of Enterprises. In January 2004, Mr. Boddie retired from his position as Chairman of the Board of Directors of the company. He was named Chairman Emeritus in recognition of his long and distinguished service to the company. He served as Chairman of our Board from the company's inception until January 2004, and as Chief Executive Officer from inception until April 1995.

Paul G. Chrysson - Director. Mr. Chrysson is President of C.B. Development Company, Inc., a developer of single-family and multi-family residential properties. Mr. Chrysson is a member of the Board of Advisors of Wachovia Bank (Forsyth County). He is a former director of Triad Bank and United Carolina Bank (North Carolina) and has served on the boards of various charitable organizations. He has been a licensed real estate broker since 1974 and has been actively involved in construction since 1978.

W. Michael Gilley - Director. Mr. Gilley is a private real estate investor and developer of single-family and multi-family residential properties. From January 1995 to January 1997, he was Executive Vice President of Greenbriar Corporation. He also served on their board of directors from September 1994 to September 1996. He has been a licensed real estate broker since 1984.

Peter J. Weidhorn - Series B Director. Mr. Weidhorn is a consultant and private real estate investor in the multi-family housing market. From 1998 to 2000, he was Chairman of the Board, President and Director of WNY Group, Inc., a real estate investment trust that owned and operated 8,000 apartment units throughout New Jersey, Pennsylvania, Delaware and Maryland prior to its sale to the Kushner Companies. From 1981 to 1998, he was President of WNY Management Corp. Mr. Weidhorn serves on the boards of directors of Monmouth Real Estate Investment Corporation and The Community Development Trust, and is immediate past president of the New Jersey Apartment Association. Mr. Weidhorn currently serves as the chair of the audit committee of Monmouth Real Estate Investment Corporation and as a member of the audit committee of The Community Development Trust. He has over 30 years of experience in the management, acquisition, and financing of commercial real estate. Mr. Weidhorn is a certified public accountant (inactive). He is active in various professional, civic and charitable activities.

Information about our executive officers is included in Part I, Item X. Executive Officers of the Registrant, in this Annual Report.

Audit Committee Financial Experts

         The members of our Audit Committee are Messrs. Blank, Gilley, and Weidhorn. Our Board of Directors has determined that Messrs. Blank and Weidhorn qualify as "audit committee financial experts" as defined by SEC regulations. All three members are considered "independent" as defined by SEC regulations, and "financially literate" under the rules of the American Stock Exchange. Messrs. Blank's and Weidhorn's relevant experience is described above in the biographical information for each.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of the copies of the forms in its possession, and on written representations from certain reporting persons, the company believes that during 2003 all of its executive officers and directors filed the reports required under Section 16(a) on a timely basis, except that B. Mayo Boddie failed to file timely one Form 4 covering one transaction.

Code of Ethics

         Our Board of Directors has adopted a Code of Conduct and Business Ethics that is applicable to all directors, officers and employees of the company. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, BNP Residential Properties, Inc., 301 South College Street, Suite 3850, Charlotte, NC 28202, or by sending an email request to: investor.relations@bnp-residential.com.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         The following tables provide information regarding the annual and long-term compensation of our chief executive officer, and the other most highly paid executive officers whose total salary and bonus exceeded $100,000 in 2003. We refer to them as the "named executive officers."

                                                                              Annual Compensation
                                                                          -------------------------------
               Name and Principal Position                      Year         Salary          Bonus
----------------------------------------------------------------------------------------------------------
D. Scott Wilkerson, President,                                  2003           $225,000       $      0
   Chief Executive Officer                                      2002            200,000         25,000
                                                                2001            200,000              0

Philip S. Payne, Chairman of the Board of Directors,            2003           $225,000       $      0
   Treasurer, Chief Financial Officer                           2002            200,000         25,000
                                                                2001            200,000              0

Eric S. Rohm, Vice President,                                   2003           $140,000       $      -
   General Counsel, Assistant Secretary

Pamela B. Bruno, Vice President,                                2003           $136,250       $ 18,750
   Chief Accounting Officer, Assistant Secretary                2002            125,000              0
                                                                2001            125,000              0

         No options were granted or exercised during the year ended December 31, 2003. At December 31, 2003, the values of options granted to named executive officers are as follows:

                                      Number of Securities
                                     Underlying Unexercised           Value of Unexercised In-the-Money
                                   Options at Fiscal Year End             Options at Fiscal Year End
           Name                    Exercisable/Unexercisable            Exercisable/Unexercisable (1)
------------------------------------------------------------------------------------------------------------
D. Scott Wilkerson                 150,000                   -                  -                    -

Philip S. Payne                    150,000                   -                  -                    -

Pamela B. Bruno                     40,000                   -                  -                    -

(1)   Based on the closing price of $10.61 per share of common stock on December 31, 2003.

         We do not have a long-term incentive plan in place.

Compensation of Directors

         During 2003, we paid directors' fees to each director who is not an executive officer of the company. During the year ended December 31, 2003, Messrs. Blank, Boddie, Chrysson, Gilley, and Weidhorn were each paid annual retainers of $10,000 plus fees totaling $3,400 each for participation in board meetings. In addition, Messrs. Blank, Gilley and Weidhorn each received approximately $200 for participation in Audit Committee meetings. Messrs. Wilkerson and Payne did not receive any compensation for their service as directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         In July 1997, we entered into substantially identical employment agreements with D. Scott Wilkerson (President and Chief Executive Officer) and Philip S. Payne (Treasurer and Chief Financial Officer). The term of the agreements is four years, subject to automatic annual renewal for additional one-year periods extending the term to a maximum of ten years. The agreements provide for initial annual base salaries of $139,920, annual discretionary bonuses as determined by the Board of Directors and participation in an incentive compensation plan, along with specified death and disability benefits. The agreements provide for severance payments equal to the then current base salary for the remaining term of the contract (excluding any unexercised renewal periods) in the event of termination without cause. In the event of a change in control of the company, the agreements provide for payments of three times base salary then in effect and three times average discretionary bonus and annual bonus over the prior three fiscal years. In addition, the agreements provide for a lump sum cash payment of the benefit the executive would otherwise have received had all stock options and other stock based compensation been fully vested, been exercised and become due and payable.

         In July 1997, we entered into an employment agreement with Pamela B. Bruno (Vice President, Chief Accounting Officer). The two-year agreement (with automatic annual renewal periods) is substantially identical to the agreements signed by Messrs. Wilkerson and Payne, except that this agreement provides for an initial annual base salary of $90,000 and limits severance payments to no more than the greater of the then-remaining term of the agreement or one year's total compensation.

         In December 2002, we entered into an employment agreement with Eric S. Rohm (Vice President, General Counsel). The two-year agreement (with automatic annual renewal periods) is substantially identical to the agreement signed by Ms. Bruno, except that this agreement provides for an initial annual base salary of $140,000.

Compensation Committee Interlocks and Insider Participation

         The members of our Compensation Committee are Messrs. Blank, Chrysson and Weidhorn. All three members are considered "independent" as defined by SEC regulations. Mr. Weidhorn is identified in Item 13. Certain Relationships and Related Transactions in our discussion of "BNP Residential Properties, Inc. and Preferred Investment I, LLC." Mr. Chrysson is identified in Item 13 in our discussion of "BNP Residential Properties, Inc. and the Chrysson Parties."

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


                                                                                      Number of securities
                              Number of securities to       Weighted average        remaining available for
                              be issued upon exercise       exercise price of           future issuance
                              of outstanding options,     outstanding options,            under equity
       Plan category            warrants and rights        warrants and rights         compensation plans
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
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
                             ========================== ========================== ==========================

Security Ownership of Certain Beneficial Owners and Management - Common Stock

         The following table provides certain information regarding beneficial ownership of common stock as of February 23, 2004, by each of the named executive officers, and by all directors and officers as a group. We do not know of any single person or group who is the beneficial owner of more than 5% of the company's common stock.



                                                          Common Shares
                                                        Beneficially Owned
                Directors and Officers (1)           Number             Percent
----------------------------------------------------------------- --------------

Philip S. Payne (2)                                 189,570               2.6%
D. Scott Wilkerson (2)                              189,570               2.6%
Stephen R. Blank                                      1,000                  *
B. Mayo Boddie                                      246,776               3.5%
Paul G. Chrysson (3)                                269,073               3.7%
W. Michael Gilley (4)                               264,452               3.6%
Peter J. Weidhorn (5)                                 8,200                  *
Eric S. Rohm                                            -0-                  *
Pamela B. Bruno (6)                                  43,956                  *
Douglas E. Anderson (7)                              99,771               1.4%
All directors and executive officers
   as a group (10 persons) (8)                    1,312,368              16.3%
* Less than 1 percent.

(1) Address for each person listed herein is 301 South College Street, Suite 3850, Charlotte NC 28202.
(2) Includes exercisable options for 150,000 shares of common stock.
(3) Includes 269,073 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units owned by Mr. Chrysson in BNP Residential Properties Limited Partnership, the company's Operating Partnership.
(4) Includes 264,452 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units owned by Mr. Gilley in BNP Residential Properties Limited Partnership, the company's Operating Partnership.
(5) Does not include 909,090 shares of Series B Cumulative Convertible Preferred stock in BNP Residential Properties, Inc. owned by Preferred Investment I, LLC (of which Mr. Weidhorn is the managing director), that will be convertible into shares of common stock in December 2004.
(6) Includes exercisable options for 40,000 shares of common stock.
(7) Includes exercisable options for 60,000 shares of common stock.

(8) Includes exercisable options for 400,000 shares and 533,525 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units in BNP Residential Properties Limited Partnership, the company's Operating Partnership.

Security Ownership of Certain Beneficial Owners and Management - Preferred Stock

         The following table provides certain information regarding beneficial ownership of Series B Cumulative Convertible Preferred stock as of February 23, 2004. These shares have limited voting rights.



                                                      Series B Preferred Shares
                                                          Beneficially Owned
    Name and address of beneficial owner              Number         Percent
----------------------------------------------- ----------------- -------------

Preferred Investment I, LLC                           909,090         100.0%
      60 Thomas Drive, Manalapan, NJ 07726

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BNP Residential Properties, Inc. and Preferred Investment I, LLC

         In December 2001, we issued 227,273 shares of Series B Cumulative Convertible Preferred Stock to Preferred Investment I, LLC for net proceeds of approximately $2.3 million. In September 2002, we issued 227,272 shares of this preferred stock for net proceeds of approximately $2.4 million; and in September 2003, we issued 454,545 shares of this preferred stock for net proceeds of approximately $4.9 million. We describe and discuss these transactions in the notes to our financial statements and at Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

         In connection with this investment, we appointed Peter J. Weidhorn, the managing member of Preferred Investment I, LLC to our Board of Directors.

BNP Residential Properties, Inc. and Boddie-Noell Enterprises, Inc.

         We lease 40 restaurant properties to Boddie-Noell Enterprises, Inc. ("Enterprises") under a master lease on a triple-net basis. We describe and discuss this relationship in the notes to our financial statements and at Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows and Liquidity.

         B. Mayo Boddie, Chairman Emeritus of our Board of Directors, is Chairman of the Board of Directors and Chief Executive Officer of Enterprises. Mr. Boddie and certain of his family members are the sole owners of Enterprises.

         Douglas E. Anderson has served as Vice President and Secretary of our company since our inception in 1987. He has been with Enterprises since 1977 and is currently a director, executive vice president and secretary of Enterprises. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of Enterprises.

BNP Residential Properties, Inc. and Boddie Investment Company

         We provide fee management for three limited partnerships, of which Boddie Investment Company is the general partner, and the apartment communities owned by those partnerships. We recorded fee revenues totaling $407,000 from these limited partnerships in 2003.

         In addition, we are the lender in a participating loan agreement with The Villages of Chapel Hill Limited Partnership, a limited partnership whose general partner is Boddie Investment Company. We describe and discuss this relationship in the notes to our financial statements.

         Mr. Boddie is a shareholder and director of Boddie Investment Company. Mr. Anderson is vice president and secretary of Boddie Investment Company.

BNP Residential Properties, Inc. and the Chrysson Parties

         In previous years, we have acquired eight apartment communities and have issued approximately 1.5 million Operating Partnership common units to members of a group that we refer to as the Chrysson Parties. In addition, we provide fee management of several apartment communities owned by the Chrysson Parties. We recorded fee revenues totaling $144,000 from these communities in 2003.

         As part of the acquisition agreement with the Chrysson Parties, we appointed Mr. Chrysson and Mr. Gilley to our Board of Directors.

Notes Receivable from Management

         In 1996 through 1999, Messrs. Wilkerson and Payne each borrowed $70,000 on an interest-free basis from the company. The loans are secured by shares of the company's common stock and are payable in full six months after termination of employment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Ernst & Young LLP has served as our principal accountant and independent auditor since October 1996.

         The Board of Directors, upon the recommendation of the Audit Committee, engaged Ernst & Young LLP to serve as our independent auditors for the fiscal years ending December 31, 2003 and 2002. The Audit Committee also approves in advance all engagements of Ernst & Young LLP for audit-related, tax and other services.

         The following table reflects fees billed by Ernst & Young LLP for services rendered to the company and its subsidiaries in 2003 and 2002:

                          Nature of Services                                   2003                 2002
----------------------------------------------------------------------- ------------------- -------------------
Audit fees -                                                                   $117,000            $112,000
     For audit of our annual financial statements and review of financial statements included in our Forms 10-Q

Audit-related fees -                                                             22,000              63,000
     For services related to business acquisitions, accounting
     consultations, SEC registration statements, and audit of the company's 401(k) plan

Tax fees -                                                                      108,000              99,000
     For tax compliance, tax advice, and tax planning

All other fees -                                                                      -              39,000
     For an executive compensation review


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) 1. and 2. Financial Statements and Schedules

         The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                          Index to Financial Statements
                                                                            Page

Financial Statements and Notes:
   Report of Independent Auditors                                             39
   Consolidated Balance Sheets as of December 31, 2003 and 2002               40
   Consolidated Statements of Operations for the Years Ended                  41
      December 31, 2003, 2002, and 2001
   Consolidated Statements of Shareholders' Equity for the Years Ended        42
      December 31, 2003, 2002, and 2001
   Consolidated Statements of Cash Flows for the Years Ended                  43
      December 31, 2003, 2002, and 2001
   Notes to Consolidated Financial Statements                                 44
Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                    58

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3. Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     2.1* Master Agreement of Merger and Acquisition by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2* Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership,
                Paul G. Chrysson, James G. Chrysson, W. Michael Gilley,
                Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1* Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc., Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2* Articles Supplementary, Classifying and Designating 909,090 Shares of Series B Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit 3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and

  Exhibit
    No.

                incorporated herein by reference)
     3.3*       Amended and Restated By-Laws (filed as Exhibit 3.2 to BNP
                Residential Properties, Inc., Current Report on Form 8-K dated
                December 28, 2001, and incorporated herein by reference)
     4.1*       Rights Agreement, dated March 18, 1999, between the Company and
                First Union National Bank (filed as Exhibit 4 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated March 17,
                1999, and incorporated herein by reference)
     4.2*       Registration Rights Agreement By and Among BNP Residential
                Properties, Inc. and Preferred Investment I, LLC, dated December
                28, 2001 (filed as Exhibit 4 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 28, 2001, and
                incorporated herein by reference)
    10.1*       Second Amended and Restated Agreement of Limited Partnership of
                Boddie-Noell Properties Limited Partnership dated as of March
                17, 1999 (filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1998, and
                incorporated herein by reference)
    10.2*       Amendment to Second Amended and Restated Agreement of Limited
                Partnership of BNP Residential Properties Limited Partnership,
                dated December 28, 2001 (filed as Exhibit 10.1 to BNP
                Residential Properties, Inc. Current Report on Form 8-K dated
                December 28, 2001, and incorporated herein by reference)
    10.3*       Investment Agreement By and Between BNP Residential Properties,
                Inc. and Preferred Investment I, LLC, dated December 28, 2001
                (filed as Exhibit 10.2 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 28, 2001, and
                incorporated herein by reference)
    10.4*       Amended and Restated Master Lease Agreement dated December 21,
                1995, between BNP Residential Properties, Inc. and Boddie-Noell
                Enterprises, Inc. (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K dated December 31,
                1995, and incorporated herein by reference)
    10.5*       BNP Residential Properties, Inc. 1994 Stock Option and Incentive
                Plan effective August 4, 1994, and amended effective May 15,
                1998 (filed as an exhibit in Schedule 14A of Proxy Statement dated April 13, 1998, and incorporated herein by reference)
    10.6*       Form and description of Employment Agreements dated July 15,
                1997, and December 1, 2002, between BNP Residential Properties,
                Inc. and certain officers (filed as Exhibit 10 to BNP
                Residential Properties, Inc. Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1997; and as Exhibit 10.7 to BNP
                Residential Properties, Inc. Annual Report on Form 10-K for the
                year ended December 31, 2002, and incorporated herein by
                reference)
    21          Subsidiaries of the Registrant
    23          Consent of Ernst & Young LLP
    31.1        Section 302 Certification by Chief Executive Officer
    31.2        Section 302 Certification by Chief Financial Officer
    32.1        Section 906 Certification by Chief Executive Officer
    32.2        Section 906 Certification by Chief Financial Officer

* Incorporated herein by reference

(b) Reports on Form 8-K during the fourth quarter of 2003.

o        Current Report on Form 8-K filed October 27, 2003, to furnish under
         Item 12 a press release announcing the results of operations and financial condition of the company as of and for the quarter ended September 30, 2003.

o        Current Report on Form 8-K filed November 17, 2003, to furnish under
         Item 12 a report to shareholders announcing the results of operations and financial condition of the company as of and for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BNP RESIDENTIAL PROPERTIES, INC.
                                  (Registrant)



Date:  February 23, 2004            /s/ Philip S. Payne
                                  ------------------------------------------
                                  Philip S. Payne
                                  Chairman of the Board of Directors,
                                  Treasurer, Chief Financial Officer



Date:  February 23, 2004            /s/ Pamela B. Bruno
                                  ------------------------------------------
                                  Pamela B. Bruno
                                  Vice President,
                                  Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

  /s/ Philip S. Payne               Chairman of the Board of Directors,         February 23, 2004
-------------------------------
Philip S. Payne                     Treasurer, Chief Financial Officer

  /s/ D. Scott Wilkerson            President, Chief Executive                  February 23, 2004
-------------------------------
D. Scott Wilkerson                  Officer, Director

  /s/ Pamela B. Bruno               Vice President,                             February 23, 2004
-------------------------------
Pamela B. Bruno                     Chief Accounting Officer

  /s/ Stephen R. Blank              Director                                    February 23, 2004
-------------------------------
Stephen R. Blank

  /s/ B. Mayo Boddie                Director                                    February 23, 2004
-------------------------------
B. Mayo Boddie

  /s/ Paul G. Chrysson              Director                                    February 23, 2004
-------------------------------
Paul G. Chrysson

 /s/ W. Michael Gilley              Director                                    February 23, 2004
-------------------------------
W. Michael Gilley

  /s/ Peter J. Weidhorn             Director                                    February 23, 2004
-------------------------------
Peter J. Weidhorn

                         Report of Independent Auditors


Board of Directors and Stockholders
BNP Residential Properties, Inc.

We have audited the accompanying consolidated balance sheets of BNP Residential Properties, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNP Residential Properties, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2003, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections."



                                                /s/  ERNST & YOUNG LLP


Raleigh, North Carolina
January 13, 2004, except for Note 11
as to which the date is February 23, 2004

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Balance Sheets

                                                                                             December 31
                                                                                       2003               2002
                                                                                ------------------- ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                             $299,661,224        $275,712,863
   Restaurant properties                                                              37,405,385          39,158,921
                                                                                ------------------- ------------------
                                                                                     337,066,609         314,871,784
   Less accumulated depreciation                                                     (56,052,569)        (49,448,825)
                                                                                ------------------- ------------------
                                                                                     281,014,040         265,422,959
Cash and cash equivalents                                                                564,426             884,316
Prepaid expenses and other assets                                                      3,308,127           3,024,683
Notes receivable                                                                         100,000             100,000
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                          1,115,088           1,115,088
   Deferred financing costs                                                            1,098,025           1,175,684
                                                                                ------------------- ------------------
Total assets                                                                        $287,199,706        $271,722,730
                                                                                =================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                               $229,714,263        $211,584,935
Accounts payable and accrued expenses                                                    353,710             253,886
Accrued interest on deed of trust and other notes payable                              1,054,949           1,018,565
Prepaid rents and security deposits                                                      803,675             692,915
Deferred cable equipment rental revenue                                                  540,324             620,324
Deferred credit for interest defeasance                                                  104,960             333,376
                                                                                ------------------- ------------------
                                                                                     232,571,881         214,504,001

Minority interest in Operating Partnership                                            15,894,909          17,947,493
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   909,090 shares issued and outstanding at December 31, 2003,
   454,545 shares issued and outstanding at December 31, 2002                         10,000,000           5,000,000
Common stock, $.01 par value, 100,000,000 shares authorized,
   5,907,133 shares issued and outstanding at December 31, 2003,
   5,831,077 shares issued and outstanding at December 31, 2002                           59,071              58,311
Additional paid-in capital                                                            71,473,473          70,724,671
Dividend distributions in excess of net income                                       (42,799,628)        (36,511,746)
                                                                                ------------------- ------------------
Total shareholders' equity                                                            38,732,916          39,271,236
                                                                                ------------------- ------------------
Total liabilities and shareholders' equity                                          $287,199,706        $271,722,730
                                                                                =================== ==================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations

                                                                                Years ended December 31
                                                                        2003              2002             2001
                                                                  ----------------- ----------------- ----------------
                                                                                        (Restated)       (Restated)
Revenues
Apartment rental income                                               $37,475,181       $32,889,864       $30,866,890
Restaurant rental income                                                3,908,472         4,021,277         4,053,192
Management fee income                                                     872,742         1,095,157           528,754
Interest and other income                                                 404,049           157,676           812,937
                                                                  ----------------- ----------------- ----------------
                                                                       42,660,444        38,163,974        36,261,773

Expenses
Apartment operations                                                   15,458,472        12,681,927        11,182,449
Apartment administration                                                1,711,406         1,364,378         1,106,881
Corporate administration                                                2,195,879         1,993,629         1,849,273
Interest                                                               12,999,668        11,452,044        11,100,269
Depreciation                                                           10,039,615         8,794,361         7,828,457
Amortization of deferred loan costs                                       321,833           256,056           595,603
Write-off of unamortized loan costs at debt refinance                           -            95,032           129,239
                                                                  ----------------- ----------------- ----------------
                                                                       42,726,873        36,637,427        33,792,171
                                                                  ----------------- ----------------- ----------------
(Loss) income before minority interest                                    (66,429)        1,526,547         2,469,602
Minority interest in Operating Partnership                               (173,774)          278,599           567,192
                                                                  ----------------- ----------------- ----------------
Net income                                                                107,345         1,247,948         1,902,410
Cumulative preferred dividend                                             660,616           322,603             2,740
                                                                  ----------------- ----------------- ----------------
(Loss) income available to common shareholders                        $  (553,271)      $   925,345       $ 1,899,670
                                                                  ================= ================= ================


Per common share amounts - basic:
   Net income                                                         $      0.02       $      0.22       $      0.33
   (Loss) income available to common shareholders                           (0.09)             0.16              0.33
Per common share amounts - diluted:
   Net (loss) income                                                        (0.01)             0.20              0.33
   (Loss) income available to common shareholders                           (0.09)             0.16              0.33

Common stock dividends declared                                              1.00              1.24              1.24


Weighted average common shares outstanding                              5,867,934         5,787,154         5,716,811


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2000            -           -  5,706,950    $57,069   $69,707,155   $(25,216,162)   $44,548,062
Preferred stock issued         227,273 $ 2,500,000          -          -      (225,406)             -      2,274,594
Common stock issued                  -           -     37,923        380       391,209              -        391,589
Dividends paid - common              -           -          -          -             -     (7,082,741)    (7,082,741)
Net income                           -           -          -          -             -      1,902,410      1,902,410
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2001      227,273   2,500,000  5,744,873     57,449    69,872,958    (30,396,493)    42,033,914
Preferred stock issued         227,272   2,500,000          -          -      (108,095)             -      2,391,905
Common stock issued                  -           -     86,204        862       959,808              -        960,670
Dividends paid - preferred           -           -          -          -             -       (200,000)      (200,000)
Dividends paid - common              -           -          -          -             -     (7,163,201)    (7,163,201)
Net income                           -           -          -          -             -      1,247,948      1,247,948
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2002      454,545   5,000,000  5,831,077     58,311    70,724,671    (36,511,746)    39,271,236
Preferred stock issued         454,545   5,000,000          -          -       (53,909)             -      4,946,091
Common stock issued                  -           -     76,056        760       802,711              -        803,471
Dividends paid - preferred           -           -          -          -             -       (536,644)      (536,644)
Dividends paid - common              -           -          -          -             -     (5,858,583)    (5,858,583)
Net income                           -           -          -          -             -        107,345        107,345
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2003      909,090 $10,000,000  5,907,133    $59,071   $71,473,473   $(42,799,628)   $38,732,916
                             ========= ============ =========== ========== ============= =============== ============

See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                          2003             2002             2001
                                                                     --------------- ----------------- ----------------
                                                                                        (Restated)        (Restated)
Operating activities
Net income                                                           $     107,345   $   1,247,948      $  1,902,410
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Minority interest in Operating Partnership                             (173,774)        278,599           567,192
   Depreciation and amortization of intangibles                         10,361,448       9,050,417         8,424,060
   Write-off of unamortized loan costs at debt refinance                         -          95,032           129,239
   Amortization of defeasance credit                                      (228,416)       (166,656)         (166,656)
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                    (84,152)       (135,592)         (216,792)
      Accounts payable and accrued expenses                                (96,518)       (162,961)         (133,575)
      Deferred revenue, prepaid rent and security deposits                 (78,970)       (222,586)          222,729
                                                                     --------------- ----------------- ----------------
Net cash provided by operating activities                                9,806,963       9,984,201        10,728,607

Investing activities
Acquisitions of apartment properties                                   (23,382,176)    (29,803,901)         (370,606)
Additions to apartment communities                                      (3,349,394)     (2,731,434)       (2,809,343)
Sale of restaurant properties                                            1,244,038               -           405,860
Net cash acquired in buy-out of Management Company                               -               -           372,939
                                                                     --------------- ----------------- ----------------
Net cash used in investing activities                                  (25,487,532)    (32,535,335)       (2,401,150)

Financing activities
Net proceeds from issuance of preferred stock                            4,946,091       2,231,905         2,434,594
Net proceeds from issuance of common stock                                 770,086         863,554           391,589
Redemption of Operating Partnership minority units                               -               -           (14,864)
Distributions to Operating Partnership minority unitholders             (1,845,425)     (2,171,113)       (2,115,804)
Payment of dividends to preferred shareholder                             (536,644)       (200,000)                -
Payment of dividends to common shareholders                             (5,858,583)     (7,163,201)       (7,082,741)
Proceeds from notes payable                                             25,985,610      43,346,776        22,024,087
Principal payments on notes payable                                     (7,856,282)    (14,425,385)      (23,305,602)
Payment of deferred financing costs                                       (244,174)       (464,702)         (297,152)
                                                                     --------------- ----------------- ----------------
Net cash provided by (used in) financing activities                     15,360,679      22,017,834        (7,965,893)
                                                                     --------------- ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                      (319,890)       (533,300)          361,564
Cash and cash equivalents at beginning of year                             884,316       1,417,616         1,056,052
                                                                     --------------- ----------------- ----------------

Cash and cash equivalents at end of year                             $     564,426   $     884,316      $  1,417,616
                                                                     =============== ================= ================

See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 2003


Note 1.  Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We are a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of December 31, 2003, we managed 28 multi-family communities containing 6,920 units. Of these, we own 20 apartment communities, containing 4,859 units. Third parties own the remaining 8 communities, containing 2,061 units, and we manage them on a contract basis. In addition to our apartment communities, at December 31, 2003, we owned 40 properties that we lease to a third party under a master lease on a triple-net lease basis. The lessee operates these properties as restaurants and, under the terms of the lease, is totally responsible for the operation and maintenance of the properties.

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

UpREIT Structure
We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the general partner and owns a majority interest in the Operating Partnership, through which we conduct all of our operations. At December 31, 2003, we owned approximately 76% of the common ownership units of the Operating Partnership and 100% of the preferred ownership units of the Operating Partnership. We refer to the limited partners of the Operating Partnership as minority common unitholders or as the minority interest. Limited partners will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the Operating Partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

Reclassifications
We adopted Statement of Financial Accounting Standards ("FAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. FAS 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FAS 4. We have reclassified the extraordinary items for loss on early extinguishment of debt in 2002 and 2001 to conform to FAS 145. While adoption of FAS 145 has no impact on net income, it reduces income before extraordinary items and eliminates those extraordinary items as previously reported. We have adjusted the 2002 and 2001 comparative amounts in our consolidated financial statements to conform to the 2003 presentation as follows:



                                                          As Currently                       As Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
Year ended December 31, 2002
Revenues                                                   $ 38,163,974       $         -      $ 38,163,974
Expenses                                                     36,637,427            95,032        36,542,395
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         1,526,547           (95,032)        1,621,579
Minority interest in Operating Partnership                      278,599           (21,735)          300,334
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              1,247,948           (73,297)        1,321,245
Extraordinary item - loss on early
   extinguishment of debt                                             -           (73,297)           73,297
                                                        ----------------- ----------------- -----------------
Net income                                                 $  1,247,948       $         -      $  1,247,948
                                                        ================= ================= =================

Year ended December 31, 2001
Revenues                                                   $ 36,261,773       $         -      $ 36,261,773
Expenses                                                     33,792,171           129,239        33,662,932
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                         2,469,602          (129,239)        2,598,841
Minority interest in Operating Partnership                      567,192           (29,662)          596,854
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                              1,902,410           (99,577)        2,001,987
Extraordinary item - loss on early
   extinguishment of debt                                             -           (99,577)           99,577
                                                        ----------------- ----------------- -----------------
Net income                                                 $  1,902,410       $         -      $  1,902,410
                                                        ================= ================= =================

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

Real Estate Investments
Real estate investments are stated at the lower of cost, less accumulated depreciation, or fair value. In general, for properties acquired prior to 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings. For properties acquired after 2001, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: base building structure, 45-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

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

We evaluate our real estate assets from time to time, or upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded value. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 2003 and 2002, none of our assets were considered impaired.

Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
We adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized after December 31, 2001, but are subject to annual impairment tests in accordance with the Statement. We perform these annual tests as of October 1 of each year. Based on our tests through October 1, 2003, we determined that the intangible related to our 1994 acquisition of management operations, net of accumulated amortization, is not impaired. The historical cost of this asset is approximately $3.7 million, with accumulated amortization of approximately $2.6 million at December 31, 2003 and 2002, respectively.

The following table reflects the effect of the amortization of the intangible related to our acquisition of management operations on the 2001 results of operations and provides pro forma amounts as though we had adopted FAS 142 on January 1, 2001.

                                                                                              As Currently
                                                           Pro Forma      Adjustments           Reported
                                                        ----------------- ----------------- -----------------
Year ended December 31, 2001
Revenues                                                    $36,261,773       $         -       $36,261,773
Expenses                                                     33,385,971          (406,200)       33,792,171
                                                        ----------------- ----------------- -----------------
Income before minority interest                               2,875,802           406,200         2,469,602
Minority interest in Operating Partnership                      660,566            93,374           567,192
                                                        ----------------- ----------------- -----------------
Net income                                                  $ 2,215,236       $   312,826       $ 1,902,410
                                                        ================= ================= =================

Basic and diluted earnings per share:
   Net income                                                     $0.39                               $0.33
   Income available to common shareholders                         0.39                                0.33

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs, reflected as a charge to operations. Accumulated amortization on these assets was approximately $870,000 at December 31, 2003, and $699,000 at December 31, 2002.

In late December 2003, we completed a modification of our line of credit secured by our restaurant properties (see Note 3). In January 2004, we paid and recorded deferred financing costs of approximately $41,000 related to this modification.

As of December 31, 2003, we estimate future amortization of deferred financing costs will be approximately as follows:

           2004         $294,000                   2007            $148,000
           2005          214,000                   2008              94,000
           2006          179,000                   Thereafter       210,000

We defer costs incurred in connection with proposed acquisition of properties and equity transactions until the proposed transactions are consummated. If we determine that the proposed transaction is not probable, we charge these costs to expense.

Fair Values of Financial Instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value. We estimate the fair value of fixed-rate notes and variable-rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of our deed of trust and other notes payable was approximately $242 million at December 31, 2003, and $219 million at December 31, 2002.

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

Revenue Recognition
We record rental and other revenue as it is earned. We record rental payments received prior to the first of a given month as prepaid rent. We hold tenant security deposits in trust in bank accounts separate from operating cash. Tenant security deposits totaled $393,000 at December 31, 2003, and $306,000 at December 31, 2002; related trust account balances are included in the balance sheet in other current assets.

In December 2000, we received $800,000 advance payment under a contract for use of our cable equipment at five apartment communities. This receipt, net of approximately $20,000 related costs, was recorded as deferred revenue, and we are recognizing this rental revenue over the ten-year contract term beginning in 2001.

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled approximately $504,000 in 2003, $419,000 in 2002, and $342,000 in 2001.

Stock-Based Compensation
The company has one employee Stock Option and Incentive Plan in place, which is described more fully in Note 4. As allowed by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and FAS 123, "Accounting for Stock-Based Compensation," we account for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation, the effect would have been to reduce net income as reported by approximately $200 in 2003, $5,000 in 2002, and $10,000 in 2001, with no impact on basic and diluted earnings per share amounts as reported.

Earnings Per Share
We calculate earnings per share based on the weighted average number of shares outstanding during each year.

Comprehensive Income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 2003, 2002, or 2001, other than net income as reported.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                2003              2002
                                          ----------------- -----------------

Apartment properties
   Land                                    $  30,779,923     $  28,359,923
   Buildings and improvements                267,900,807       246,473,769
   Computer and support equipment                980,494           879,171
   Less accumulated depreciation             (44,789,417)      (38,364,606)
                                          ----------------- -----------------
                                             254,871,807       237,348,257
Restaurant properties
   Land                                       10,444,823        10,935,813
   Buildings and improvements                 26,960,562        28,223,108
   Less accumulated depreciation             (11,263,152)      (11,084,219)
                                          ----------------- -----------------
                                              26,142,233        28,074,702
                                          ----------------- -----------------
                                            $281,014,040      $265,422,959
                                          ================= =================

The results of operations of the following apartment communities are included in the financial statements from the dates of acquisition, as follows:

2003 acquisitions:
o The Harrington Apartments, acquired August 2003, for a total cost of approximately $17.9 million, paid in cash.

o The Place Apartments, acquired March 2003, for a total cost of approximately $5.6 million, paid in cash.

2002 acquisitions:
o Marina Shores Waterfront Apartments (formerly named Alta Harbour Apartments), acquired September 2002, for a total cost of approximately $19.2 million, paid in cash.

o Barrington Place Apartments and Brookford Place Apartments, acquired May 2002, for a total cost of approximately $32.2 million, including assumption of a deed of trust loan with a balance of approximately $20.3 million, assumption and retirement of existing liabilities of the former owners totaling approximately $10.0 million, and issuance of Operating Partnership units with an imputed value of approximately $1.8 million.

We present the following unaudited pro forma summary information as if we had owned these five properties throughout all of 2003, 2002 and 2001. These pro forma amounts may not represent how we would have performed if these acquisitions had really occurred prior to 2001. In addition, they do not purport to project our results of operations for any future period.


                                                              2003              2002              2001
                                                        ----------------- ----------------- -----------------
Total revenue                                             $44,307,000       $44,713,000       $45,777,000
Net income                                                     78,000         1,095,000         2,138,000
(Loss) income available to common shareholders               (582,000)          772,000         2,135,000
Basic earnings per share:
   Net income                                                $   0.01          $   0.19          $   0.37
   (Loss) income available to common shareholders               (0.10)             0.13              0.37
Diluted earnings per share:
   Net (loss) income                                            (0.01)             0.18              0.37
   (Loss) income available to common shareholders               (0.10)             0.13              0.37

During 2003, we sold two restaurant properties to the lessee for their net carrying values, totaling approximately $1,244,000. During 2001, we sold one restaurant property to the lessee for its net carrying value of approximately $406,000. We applied the proceeds from these sales to improvements at apartment communities and to reduce our line of credit that is secured by the restaurant properties.

Note 3.  Notes Payable

Notes payable at December 31 consist of the following:

                                                   2003               2002
                                           ------------------ ------------------

Lines of credit with a bank:

Revolving line of credit for principal sum
of up to $25.9 million, due November 2004
(as modified December 2002), secured by a
deed of trust and assignment of rents of
Latitudes Apartments. Interest-only payments
on the outstanding balance due monthly at a
variable interest rate of 30-day LIBOR plus
1.75 % (2.91% at December 31,2003).              $ 19,975,080       $ 18,118,135

Principal sum of up to $16.3 million through
January 2005, then $15.5 million, due January
2006 (as modified December 2003), secured by
deeds of trust and assignments of rents of 40
restaurant properties. Interest-only payments
on the outstanding balance due monthly at a
variable interest rate of 30-day LIBOR plus
1.80% (2.96% at December 31, 2003).                16,315,857         18,000,000

Variable rate notes payable:

Note payable to a bank in the principal
amount of up to $11.7 million, secured
by a deed of trust and assignment of
rents of Oak Hollow Apartments Phase 2.
Interest-only payments on the outstanding
principal balance due monthly at a variable
interest rate of 30-day LIBOR plus 1.85% through
January 2003. Beginning February 2003 through
November 2004, monthly installments of
approximately $51,000 including principal
and interest (3.01% at December 31, 2003).
Maturity in December 2004, with an estimated
balloon payment of approximately $10.5 million.    10,744,562         10,835,842

Note payable to a bank, secured by a deed of
trust and assignment of rents of The Harrington
Apartments. Interest-only payments on the
outstanding principal balance due monthly at a
variable interest rate of 30-day LIBOR plus 1.75%
(2.91% at December 31, 2003)
due monthly through September 2006.
Beginning October 2006 through August
2008, monthly installments (estimated at
approximately $60,000 per month) including
principal and interest based on rates
then in effect. Maturity in August 2008,
with an estimated balloon payment of
approximately $13.8 million.                       14,400,000                  -

Fixed rate notes payable:

Notes payable comprised of eight loans (seven
loans in 2002), payable in monthly installments
totaling approximately $565,000 including
principal and interest at rates ranging from
5.13% to 8.55%, with maturities in 2005 through
2034. Secured by deeds of trust and assignments
of rents of eight apartment communities.           83,851,775         80,169,151

Notes payable comprised of ten loans, interest
rates ranging from 6.35% to 6.97%, payable in
interest-only monthly installments totaling
approximately $478,000, with maturities in
2007 and 2008. Secured by deeds of trust and
assignments of rents of ten apartment
communities.                                       84,365,500         84,365,500

Notes payable, comprised of 11 loans, payable
in monthly installments totaling approximately
$2,700 including principal and interest at
7.90% to 7.99%, with maturities in 2005 and
2006. Secured by 11 vehicles.                          61,489             96,307
                                           ------------------ ------------------
                                                 $229,714,263       $211,584,935
                                           ================== ==================

In conjunction with the acquisition of The Harrington Apartments in August 2003, we executed a $14.4 million note payable, secured by the assets and assignment of rents of the apartment community. This variable-rate loan is described in the table above. We paid and recorded deferred loan costs of approximately $118,000 related to this loan.

In conjunction with the acquisition of The Place Apartments in March 2003, we executed a $4.6 million note payable, secured by the assets and assignment of rents of the apartment community. This loan provides for interest at an effective rate of 5.13% and monthly payments including principal and interest of approximately $25,000, with maturity in March 2013. We paid and recorded deferred loan costs of approximately $63,000 related to this loan.

In conjunction with the acquisition of Marina Shores Waterfront Apartments (formerly named Alta Harbour Apartments) in September 2002, we executed a $15.9 million note payable, secured by the assets and assignment of rents of the apartment community. This loan provides for interest at an effective rate of 5.93% and monthly payments including principal and interest of approximately $94,000, with maturity in September 2012. We paid and recorded deferred loan costs of approximately $150,000 related to this loan.

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

In June 2002, we applied $4.9 million proceeds from a fixed-rate loan to retire existing loan obligations of the former owners of Barrington Place Apartments and Brookford Place Apartments. A deed of trust and assignment of rents of Brookford Place Apartments secure this loan. This loan provides for interest at an effective rate of approximately 7.1% and monthly payments including principal and interest of approximately $32,000, with maturity in June 2012. We paid and recorded deferred loan costs of approximately $60,000 related to this loan transaction.

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

In conjunction with the January 2002 retirement, we wrote off unamortized loan costs of approximately $95,000.

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

In conjunction with the acquisition of Chason Ridge Apartments in January 1999, we assumed a HUD-insured loan in the amount of $9.7 million with interest at 8.5% and mortgage insurance with a premium of 0.5% of the loan balance. The interest rate on this loan exceeded current market rates at the time of the acquisition, and the note may not be prepaid until May 2004. Accordingly, the seller gave a $1.0 million credit for defeasance of above-market interest, which we will apply to reduce recorded interest expense monthly through 2004.

We modified our Latitudes revolving line of credit with a bank in December 2002 to increase the maximum balance available under the Latitudes line of credit from $23.0 million to $25.9 million. In conjunction with this modification, we paid and recorded $30,000 in deferred loan costs in January 2003. We modified and extended our Restaurants line of credit with a bank in December 2003 to extend the maturity date of this loan to January 2006. In conjunction with this modification, we paid and recorded $41,000 in deferred loan costs in January 2004. As of December 31, 2003, approximately $5.9 million is available for draw under our Latitudes line of credit.

Interest payments totaled $13.2 million in 2003, $11.5 million in 2002, and $11.3 million in 2001.

The loan agreements related to the lines of credit include covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

As of December 31, 2003, we estimate future scheduled principal payments will be approximately as follows:

      2004           $31,700,000             2007              $49,200,000
      2005             7,300,000             2008               51,700,000
      2006            16,600,000             Thereafter         73,200,000

Note 4.  Shareholders' Equity

Authorized Capital Stock
Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100 million shares of common stock and 10 million shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors.

We have issued 909,090 shares of the Company's Series B Cumulative Convertible Preferred stock to a single accredited investor, as follows:

              Date                 Number of Shares            Net Proceeds
   --------------------------- -------------------------- ---------------------

        September 2003                   454,545                $4,946,091
        September 2002                   227,272                 2,391,905
        December 2001                    227,273                 2,274,594

These preferred shares have a purchase price and liquidation preference of $11.00 per share. The agreement for these shares provides for an initial dividend yield of 10% through December 2009, then 12% for two years, and thereafter the greater of 14% or 900 basis points over the 5-year Treasury rate. The investor will have the right to convert each Series B share into one share of the company's common stock beginning in December 2004 or in certain circumstances, such as a change of control or if the company calls the Series B stock for redemption. The holders of preferred shares are generally not entitled to vote on matters submitted to shareholders. Dividends on preferred shares are subject to declaration by the Board of Directors.

Approximately 4.3 million authorized shares of common stock are reserved for future issuance under the company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Series B Preferred shares and Operating Partnership units.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 72,890 shares in 2003, 77,607 shares in 2002, and 37,923 shares in 2001 through the Plan.

Redemption of Operating Partnership Units
We redeemed 3,166 Operating Partnership units in 2003, and 8,597 Operating Partnership units in 2002, from former minority unitholders by issuing shares of the company's common stock on a one-for-one basis.

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts:

                                                              2003              2002              2001
                                                        ----------------- ----------------- -----------------
                                                                               (Restated)       (Restated)
Numerators:
Numerator for basic earnings per share -
   Net income                                             $   107,345        $1,247,948        $1,902,410


                                                              2003              2002              2001
                                                        ----------------- ----------------- -----------------
                                                                               (Restated)       (Restated)


   Cumulative preferred dividend                             (660,616)         (322,603)           (2,740)
                                                        ----------------- ----------------- -----------------
   (Loss) income available to common shareholders         $  (553,271)       $  925,345        $1,899,670
                                                        ================= ================= =================
Numerator for diluted earnings per share (1) -
   (Loss) income before minority interest                 $   (66,429)       $1,526,547        $2,469,602
   Cumulative preferred dividend                             (660,616)         (322,603)           (2,740)
                                                        ----------------- ----------------- -----------------
   (Loss) income available to common shareholders         $  (727,045)       $1,203,944        $2,466,862
                                                        ================= ================= =================

Denominators:
Denominator for basic earnings per share -
   Weighted average common shares outstanding               5,867,934         5,787,154         5,716,811
Effect of dilutive securities:
   Convertible Operating Partnership units                  1,842,980         1,786,069         1,706,361
   Stock options (2)                                            5,980             8,182             2,987
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                          1,848,960         1,794,251         1,709,348
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average common shares and
   assumed conversions                                      7,716,894         7,581,405         7,426,159
                                                        ================= ================= =================

(1) Assumes conversion of Operating Partnership units to common shares. Preferred B Shares are not dilutive.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, 120,000 shares at $13.125, and 60,000 shares at $11.25 from the calculation of diluted earnings per share for 2003, 2002 and 2001. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

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

The following table summarizes information about stock options outstanding at December 31, 2003.

                                      Weighted Average
                                         Remaining
                                        Contractual        Number of         Number of
                                        Life (Years)        Options           Options
                                                          Outstanding       Exercisable
                                      ----------------- ----------------- -----------------
Exercise price $9.25 per share                 6.15            47,500            35,625
Exercise price $11.25 per share                4.83            60,000            60,000
Exercise price $13.125 per share               4.50           120,000           120,000
Exercise price $12.25 per share                3.33           110,000           110,000
Exercise price $12.50 per share                0.88           140,000           140,000
                                                        ----------------- -----------------
   All options outstanding                     5.37           477,500           465,625
                                                        ================= =================

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. No options were granted in 2003, 2002 or 2001, and there were no changes in outstanding stock options during 2003, 2002 or 2001. Options outstanding and exercisable at December 31 of each year were as follows:


                                       2003                       2002                       2001
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------  ------------ ------------  ------------ ------------- ------------
Total outstanding               477,500        $12.12      477,500        $12.12      477,500        $12.12
Total exercisable               465,625        $12.19      453,750        $12.27      396,875        $12.33

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

In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allowed Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic. During 2003 we sold two restaurants to Enterprises, the lessee, under this agreement. We previously sold one restaurant in 2001 and four restaurants in previous years to Enterprises under this clause.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 2003, 2002 and 2001. We expect annual minimum rent will be approximately $3.8 million in years 2004 through 2007.

Note 6.  Income Taxes

We operate as, and elect to be taxed as, a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our common shareholders. We intend to adhere to these requirements and maintain the company's REIT status. As a REIT, we generally will not be subject to corporate level federal or state income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries would be subject to federal, state and local income taxes.

The following table reconciles our income as reflected in our financial statements to REIT taxable income. Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in properties. For federal and state income tax purposes, we will report real estate investments with a total cost basis of approximately $310 million and accumulated depreciation of approximately $72 million as of December 31, 2003.


                                                              2003              2002              2001
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
                                                                             (Restated)        (Restated)
(Loss) income subject to income tax -
   Operating Partnership                                 $    (66,429)     $  1,526,547      $  2,469,602
Reconciling items:
   Add book depreciation                                   10,039,615         8,794,361         7,828,457
   Less regular tax depreciation                           (9,894,525)       (8,110,834)       (7,162,570)
Add amortization of intangible related to
   acquisition of management operations                             -                 -           406,200
Other book/tax differences, net                              (214,661)         (313,778)          456,344
                                                        ----------------- ----------------- -----------------
Adjusted taxable (loss) income -
   Operating Partnership                                     (136,000)        1,896,296         3,998,033
Less minority share of taxable income                         190,000          (367,302)         (862,878)
                                                        ----------------- ----------------- -----------------
Taxable income subject to dividend requirement           $     54,000      $  1,528,994      $  3,135,155
                                                        ================= ================= =================
Minimum dividend required (90% of
   taxable income)                                       $     49,000      $  1,376,095      $  2,821,640
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

                                                              2003              2002              2001
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
Dividends paid deduction for
   Preferred dividends paid                              $    536,644      $    200,000      $          -
   Common dividends paid                                            -         1,897,773         3,646,621
                                                        ----------------- ----------------- -----------------
                                                              536,644         2,097,773         3,646,621
Portion of common dividends
   designated return of capital                             5,858,583         5,265,428         3,436,120
                                                        ----------------- ----------------- -----------------
Total dividends paid                                     $  6,395,227      $  7,363,201      $  7,082,741
                                                        ================= ================= =================

We paid dividend distributions totaling $1.00 per share to common shareholders in 2003, and $1.24 per share to common shareholders each year during 2002 and 2001. In early January following each year end, we must make an estimate of earnings and profits, and publish an allocation between ordinary dividend income and non-taxable return of capital to common shareholders. The allocation between ordinary dividend income and non-taxable return of capital to common shareholders was as follows:

                                              2003                     2002                    2001
                                         $            %           $           %           $           %
                                     ----------- ------------ ----------- ----------- ----------- -----------
Ordinary income                          $0.17       17.0%        $0.24       19.4%       $0.58       46.8%
Return of capital                         0.83       83.0%         1.00       80.6%        0.66       53.2%
                                     ----------- ------------ ----------- ----------- ----------- -----------
                                         $1.00      100.0%        $1.24      100.0%       $1.24      100.0%
                                     =========== ============ =========== =========== =========== ===========

Note 7.  Related Party Transactions

Certain directors and officers of the company hold similar positions with Enterprises and Boddie Investment Company. We purchased 47 restaurant properties from BNE Realty Partners, Limited Partnership (an affiliate of Enterprises) for $43.2 million in 1987. We derived approximately 9.2% of our revenue in 2003 from payment of rent from Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all taxes, utilities, renovations, insurance and maintenance expenses relating to the operation of the restaurant properties.

Certain current and former directors of the company were the sole shareholders and directors of BT Venture Corporation, which we acquired in 1994.

In September 1997, we signed an agreement to acquire a portfolio of seven apartment communities. We refer to these acquisitions as the "Chrysson acquisitions" and to the former owners as the "Chrysson Parties." Between December 1997 and June 2002, we issued 1,496,918 Operating Partnership units in conjunction with acquisitions of these apartment communities. Certain current directors of the company were shareholders and officers in the Chrysson Parties.

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

We received interest and participation income of approximately $59,000 in 2003, $60,000 in 2002, and $85,000 in 2001. In addition, we received guarantee fees of $12,000 in 2003 and 2002, and $37,500 in 2001. We received $383,000 of the fixed portion during 2002 and 2001. Because the collectibility of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable. At December 31, 2003 and 2002, we have reflected the principal portion of notes receivable from The Villages of Chapel Hill Limited Partnership as follows:

Advances receivable, due February 2004                      $100,000
Fixed portion of shared appreciation                         567,434
   Less reserve for collection of fixed portion             (567,434)
                                                        ----------------
                                                            $100,000
                                                        ================

In 1996 through 1999, we made loans totaling $180,000 to certain officers of the company. These loans are included in our balance sheets in other current assets.

Note 8.  Profit Sharing Plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined in the plan. We made contributions to the plan totaling approximately $57,000 in 2003, $59,000 in 2002, and $68,000 in 2001.

Note 9.  Commitments and Contingencies

We currently lease approximately 7,800 square feet of office space in downtown Charlotte, North Carolina, for our corporate and administrative offices. Rent expense totaled approximately $163,000 in 2003, $169,000 in 2002 and $166,000 in 2001. The lease provides for monthly rental of approximately $14,000 and expires June 2008.

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

Note 10.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 2003 and 2002:

                                                          Net Income (Loss)
                                            ----------------------------------------------
                                                                       Per Share
                                                              ----------------------------
                              Revenues             Total          Basic         Diluted
                          ----------------- ----------------- ------------- --------------
2003
First quarter                $10,242,780       $   145,790        $  0.02       $  0.02
Second quarter                10,180,120          (392,522)         (0.06)        (0.07)
Third quarter                 10,876,088           137,097           0.02          0.01
Fourth quarter                11,361,456           216,980           0.04          0.03
                          ----------------- ----------------- ------------- --------------
                             $42,660,444       $   107,345        $  0.02       $ (0.01)
                          ================= ================= ============= ==============

2002
First quarter                 $8,826,002       $   492,575        $  0.09       $  0.08
Second quarter                 9,216,482           517,928           0.09          0.09
Third quarter                  9,936,444           353,804           0.06          0.06
Fourth quarter                10,185,046          (116,359)         (0.02)        (0.03)
                          ----------------- ----------------- ------------- --------------
                             $38,163,974       $ 1,247,948        $  0.22       $  0.20
                          ================= ================= ============= ==============


Note 11.  Subsequent Events

The Board of Directors declared a regular quarterly dividend of $0.25 per common share on January 22, 2004, payable on February 16, 2004, to shareholders of record on February 2, 2004. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder.

On February 23, 2004, we issued 1,175,519 shares of common stock at a price of $11.75 per share to a number of institutional investors and mutual funds pursuant to a private placement for a total purchase price of approximately $13,812,000. We expect to use the net proceeds to repay bank debt, to fund future acquisitions, and for general corporate purposes.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2003


                                                                         Costs
         Description             Encumb.         Initial Costs        Capitalized
         -----------             -------         -------------
                                                        Buildings &   Subsequent
                                               Land     Improvem'ts  to Acquisition   Land
Apartment Properties:
North Carolina:
Abbington Place, Greensboro    $ 15,785,250  $2,302,000 $ 23,598,676     $ 270,206  $2,302,000
Allerton Place, Greensboro       10,270,000   1,384,000   14,650,428       199,161   1,384,000
Barrington Place, Charlotte      19,995,416   2,604,000   24,002,687       215,375   2,604,000
Brookford Place, Greensboro       4,792,061     465,000    5,157,507        68,715     465,000
Chason Ridge, Fayetteville        9,438,034     624,000   11,790,472       842,139     994,606
Harrington, Charlotte            14,400,000   1,790,000   16,113,942       136,206   1,790,000
Harris Hill, Charlotte            5,622,598   1,003,298    7,867,857       887,446   1,003,298
Madison Hall, Clemmons            4,245,000     303,000    6,054,307       240,184     303,000
Marina Sh. Waterfront, Cornelius 15,683,443   4,144,000   15,062,322       803,253   4,144,000
Oak Hollow, Cary                  8,385,000   1,480,000   10,808,689       975,688   1,480,000
Oak Hollow - Phase 2, Cary       10,744,562   1,914,000   10,485,239     1,861,475   1,914,000
Oakbrook, Charlotte               7,731,440     848,835    8,523,384       972,815     848,835
Paces Commons, Charlotte         16,070,186   1,430,158   12,871,424     1,608,461   1,448,184
Paces Village, Greensboro         7,000,000   1,250,000    9,416,580       639,451   1,250,000
Pepperstone, Greensboro           3,883,750     552,000    5,015,153       317,197     552,000
Savannah Place, Winston-Salem     7,312,500     790,000   10,032,721       398,365     790,000
Summerlyn Place, Burlington       6,645,000     837,000    9,559,115       130,265     837,000
Waterford Place, Greensboro      11,089,000   1,686,000   16,745,972       (15,809)  1,686,000
Woods Edge, Durham                9,750,000     994,000   13,061,195     1,599,029     994,000
Computer and support equipment       61,488           -            -       980,494           -
                              -----------------------------------------------------------------
                                188,904,728  26,401,291  230,817,669    13,130,117  26,789,923

South Carolina:
The Place, Greenville             4,518,598     630,000    4,991,397       152,400     630,000

Virginia:
Latitudes, Virginia Beach        19,975,080   3,360,000   18,606,667     1,571,683   3,360,000

                              -----------------------------------------------------------------
Total Apartment Properties      213,398,406  30,391,291  254,415,733    14,854,200  30,779,923



                                    Gross Amount at Which
         Description           Carried at Close of Period (2)
         -----------           ------------------------------
                               Buildings &               Accumulated Date of  Date    Life
                               Improvem'ts     Total     DepreciationConstr.Acquired  (Years)
Apartment Properties:
North Carolina:
Abbington Place, Greensboro    $ 23,868,882  $26,170,882  $5,159,794   1997    Dec-97    40
Allerton Place, Greensboro       14,849,589   16,233,589   2,661,137   1998    Sep-98    40
Barrington Place, Charlotte      24,218,062   26,822,062   1,111,152   1999    May-02    60
Brookford Place, Greensboro       5,226,222    5,691,222     282,078   1998    May-02    60
Chason Ridge, Fayetteville       12,262,005   13,256,611   1,914,281   1994    Jan-99    40
Harrington, Charlotte            16,250,148   18,040,148     141,179   1997    Aug-03    60
Harris Hill, Charlotte            8,755,303    9,758,601   2,341,679   1988    Dec-94    40
Madison Hall, Clemmons            6,294,491    6,597,491   1,069,884   1997    Aug-98    40
Marina Sh. Waterfront, Cornelius 15,865,575   20,009,575     604,269   1994    Sep-02    60
Oak Hollow, Cary                 11,784,377   13,264,377   1,895,078   1983    Jul-98    40
Oak Hollow - Phase 2, Cary       12,346,714   14,260,714   1,363,405   1986    Dec-00    40
Oakbrook, Charlotte               9,496,199   10,345,034   2,543,522   1985    Jun-94    40
Paces Commons, Charlotte         14,461,859   15,910,043   4,234,186   1988    Jun-93    40
Paces Village, Greensboro        10,056,031   11,306,031   2,346,291   1988    Apr-96    40
Pepperstone, Greensboro           5,332,350    5,884,350   1,126,826   1992    Dec-97    40
Savannah Place, Winston-Salem    10,431,086   11,221,086   2,158,142   1991    Dec-97    40
Summerlyn Place, Burlington       9,689,380   10,526,380   1,573,393   1998    Sep-98    40
Waterford Place, Greensboro      16,730,163   18,416,163   3,549,485   1997    Dec-97    40
Woods Edge, Durham               14,660,224   15,654,224   2,526,002   1985    Jun-98    40
Computer and support equipmen       980,494      980,494     558,140
                             ----------------------------------------
                                243,559,154  270,349,077  39,159,923

South Carolina:
The Place, Greenville             5,143,797    5,773,797     175,649   1985    Mar-03    45

Virginia:
Latitudes, Virginia Beach        20,178,350   23,538,350   5,453,845   1989    Oct-94    38

                             ----------------------------------------
Total Apartment Properties      268,881,301  299,661,224  44,789,417



                                                                         Costs
         Description             Encumb.         Initial Costs        Capitalized
         -----------             -------         -------------
                                                        Buildings &   Subsequent
                                               Land     Improvem'ts  to Acquisition   Land
Restaurant Properties:
North Carolina:
Burlington                         (1)          162,411      417,629             -     162,411
Denver                             (1)          275,484      708,387             -     275,484
Eden                               (1)          253,282      651,296             -     253,282
Fayetteville (Ramsey)              (1)          260,135      668,919             -     260,135
Fayetteville (N.Eastern)           (1)          308,271      792,696             -     308,271
Gastonia (E. Franklin)             (1)          230,421      592,511             -           -
Hillsborough                       (1)          290,868      747,948             -     290,868
Kinston (W. Vernon)                (1)          237,135      609,777             -     237,135
Kinston (Richlands)                (1)          231,678      595,743             -     231,678
Newton                             (1)          223,453      574,594             -     223,453
Siler City                         (1)          268,312      689,945             -     268,312
Spring Lake                        (1)          218,925      562,949             -     218,925
Thomasville (E. Main)              (1)          253,716      652,411             -     253,716
Thomasville (Randolph)             (1)          327,727      842,726             -     327,727
                                            ----------------------------------------------------
                                              3,541,818    9,107,531             -   3,311,397

Virginia:
Ashland                            (1)          296,509      762,452             -     296,509
Blackstone                         (1)          275,565      708,596             -     275,565
Bluefield                          (1)          205,700      528,947             -     205,700
Chester                            (1)          300,165      771,852             -     300,165
Clarksville                        (1)          211,545      543,972             -     211,545
Clintwood                          (1)          222,673      572,588             -     222,673
Dublin                             (1)          364,065      936,168             -     364,065
Franklin                           (1)          287,867      740,230             -     287,867
Galax                              (1)          309,578      796,057             -     309,578
Hopewell                           (1)          263,939      678,701             -     263,939
Lebanon                            (1)          266,340      684,876             -     266,340
Lynchburg (Langhorne)              (1)          249,865      642,509             -     249,865
Lynchburg (Timberlake)             (1)          276,153      710,107             -     276,153
Norfolk                            (1)          325,822      837,829             -     325,822
Orange                             (1)          244,883      629,699             -     244,883
Petersburg                         (1)          357,984      920,531             -     357,984
Richmond (Forest Hill)             (1)          196,084      504,216             -     196,084
Richmond (Midlothian)              (1)          270,736      696,179             -     270,736




                                     Gross Amount at Which
         Description            Carried at Close of Period (2)
         -----------            ------------------------------
                                Buildings &               Accumulated Date of  Date    Life
                                Improvem'ts     Total     DepreciationConstr.Acquired  (Years)
Restaurant Properties:
North Carolina:
Burlington                           417,629      580,040     174,470 Oct-85    Apr-87    40
Denver                               708,387      983,871     295,939 Jul-83    Apr-87    40
Eden                                 651,296      904,578     272,088 Jun-73    Apr-87    40
Fayetteville (Ramsey)                668,919      929,054     279,451 Oct-73    Apr-87    40
Fayetteville (N.Eastern)             792,696    1,100,967     331,160 Sep-83    Apr-87    40
Gastonia (E. Franklin)                     -            -           - Apr-63    Apr-87    40
Hillsborough                         747,948    1,038,816     312,465 Mar-78    Apr-87    40
Kinston (W. Vernon)                  609,777      846,912     254,743 Jul-62    Apr-87    40
Kinston (Richlands)                  595,743      827,421     248,880 Dec-81    Apr-87    40
Newton                               574,594      798,047     240,046 Mar-76    Apr-87    40
Siler City                           689,945      958,257     288,235 May-79    Apr-87    40
Spring Lake                          562,949      781,874     235,180 Mar-76    Apr-87    40
Thomasville (E. Main)                652,411      906,127     272,554 Feb-66    Apr-87    40
Thomasville (Randolph)               842,726    1,170,453     352,060 Apr-74    Apr-87    40
                              ----------------------------------------
                                   8,515,020   11,826,417   3,557,271

Virginia:
Ashland                              762,452    1,058,961     318,525 Apr-87    Apr-87    40
Blackstone                           708,596      984,161     296,027 Sep-79    Apr-87    40
Bluefield                            528,947      734,647     220,975 Feb-85    Apr-87    40
Chester                              771,852    1,072,017     322,452 May-73    Apr-87    40
Clarksville                          543,972      755,517     227,252 Oct-85    Apr-87    40
Clintwood                            572,588      795,261     239,206 Jan-81    Apr-87    40
Dublin                               936,168    1,300,233     391,098 Jul-83    Apr-87    40
Franklin                             740,230    1,028,097     309,241 Feb-75    Apr-87    40
Galax                                796,057    1,105,635     332,563 Jun-74    Apr-87    40
Hopewell                             678,701      942,640     283,537 Jun-78    Apr-87    40
Lebanon                              684,876      951,216     286,117 Jun-83    Apr-87    40
Lynchburg (Langhorne)                642,509      892,374     268,417 Sep-82    Apr-87    40
Lynchburg (Timberlake)               710,107      986,260     296,657 Aug-83    Apr-87    40
Norfolk                              837,829    1,163,651     350,015 Aug-84    Apr-87    40
Orange                               629,699      874,582     263,065 Aug-74    Apr-87    40
Petersburg                           920,531    1,278,515     384,565 Mar-74    Apr-87    40
Richmond (Forest Hill)               504,216      700,300     210,643 Nov-74    Apr-87    40
Richmond (Midlothian)                696,179      966,915     290,838 Jan-74    Apr-87    40



                                                                         Costs
         Description             Encumb.         Initial Costs        Capitalized
         -----------             -------         -------------
                                                        Buildings &   Subsequent
                                               Land     Improvem'ts  to Acquisition   Land
Richmond (Myers)                   (1)          321,946      827,861             -     321,946
Roanoke (Hollins)                  (1)          257,863      663,076             -     257,863
Roanoke (Abenham)                  (1)          235,864      606,507             -     235,864
Rocky Mount                        (1)          248,434      638,829             -     248,434
Smithfield                         (1)          223,070      573,608             -     223,070
Staunton                           (1)          260,569      670,035             -           -
Verona                             (1)          191,631      492,765             -     191,631
Virginia Beach (Lynnhaven)         (1)          271,570      698,322             -     231,731
Virginia Beach (Holland)           (1)          277,943      714,710             -     277,943
Wise                               (1)          219,471      564,355             -     219,471
                              -----------------------------------------------------------------
                                              7,433,834   19,115,577             -   7,133,426

                              -----------------------------------------------------------------
Total Restaurant Properties      16,315,857  10,975,652   28,223,108             -  10,444,823
                              -----------------------------------------------------------------

 Total Real Estate             $229,714,263 $41,366,943 $ 282,638,841 $ 14,854,200 $41,224,746
                              =================================================================




                                    Gross Amount at Which
         Description           Carried at Close of Period (2)
         -----------           ------------------------------
                               Buildings &               Accumulated Date of  Date    Life
                               Improvem'ts     Total     DepreciationConstr.Acquired  (Years)
Richmond (Myers)                    827,861    1,149,807     345,851 Apr-83    Apr-87    40
Roanoke (Hollins)                   663,076      920,939     277,010 Feb-73    Apr-87    40
Roanoke (Abenham)                   606,507      842,371     253,377 Nov-82    Apr-87    40
Rocky Mount                         638,829      887,263     266,879 May-80    Apr-87    40
Smithfield                          573,608      796,678     239,633 Apr-77    Apr-87    40
Staunton                                  -            -           - Sep-83    Apr-87    40
Verona                              492,765      684,396     205,859 Jan-85    Apr-87    40
Virginia Beach (Lynnhaven)          698,322      930,053     291,734 Jun-80    Apr-87    40
Virginia Beach (Holland)            714,710      992,653     298,580 Aug-83    Apr-87    40
Wise                                564,355      783,826     235,765 Jun-80    Apr-87    40
                              ---------------------------------------
                                 18,445,542   25,578,968   7,705,881

                              ---------------------------------------
Total Restaurant Properties      26,960,562   37,405,385  11,263,152
                              ---------------------------------------

 Total Real Estate            $ 295,841,863 $337,066,609 $56,052,569
                              =======================================




(1) Indicates the restaurants encumbered by a line of credit with a bank for up to $16,315,857 outstanding at 12/31/03.
(2) Aggregate cost basis at December 31, 2003, for federal income tax purposes was approximately $310 million.

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
 Schedule III - Real Estate and Accumulated Depreciation




                                                     2003                   2002                   2001
                                             ---------------------  ---------------------  ---------------------
 Real estate investments:
      Balance at beginning of year                  $ 314,871,784          $ 260,748,391          $ 257,520,268
      Additions during year
         Acquisitions                                  23,525,339             51,435,516                370,605
         Effect of consolidation (1)                            -                      -                593,833
         Improvements, etc.                             3,350,919              2,785,303              2,809,344
      Deductions during year                           (4,681,433)               (97,426)              (545,659)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                      $ 337,066,609          $ 314,871,784          $ 260,748,391
                                             =====================  =====================  =====================


 Accumulated depreciation:
      Balance at beginning of year                   $ 49,448,825           $ 40,751,890           $ 32,815,205
      Effect of consolidation (1)                               -                      -                248,026
      Provision for depreciation                       10,039,615              8,794,361              7,828,457
      Deductions during year                           (3,435,871)               (97,426)              (139,798)
                                             ---------------------  ---------------------  ---------------------
      Balance at close of year                       $ 56,052,569           $ 49,448,825           $ 40,751,890
                                             =====================  =====================  =====================

 (1) Effective January 2001, the consolidated accounts of BNP Residential Properties Limited Partnership include the assets of BNP Management, Inc.

                                INDEX TO EXHIBITS


Exhibit No.
                                                                            Page

     2.1*     Master Agreement of Merger and Acquisition by and among          -
              BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson,
              W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and
              the partnerships and limited liability companies listed
              therein, dated September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December
              16, 1997, and incorporated herein by reference)
     2.2*     Amendment to Master Agreement of Merger and Acquisition          -
              dated September 22, 1997, by and among BNP Residential
              Properties, Inc., BNP Residential Properties Limited
              Partnership, Paul G. Chrysson, James G. Chrysson, W.
              Michael Gilley, Matthew G. Gallins, James D. Yopp,
              and the partnerships and limited liability companies
              listed therein, dated November 3, 1997 (filed as
              Exhibit 2.3 to BNP Residential Properties, Inc.
              Current Report on Form 8-K dated December 1, 1997,
              and incorporated herein by reference)
     3.1*     Articles of Incorporation (filed as Exhibit 3.1 to               -
              BNP Residential Properties, Inc., Current Report on
              Form 8-K dated March 17, 1999, and incorporated
              herein by reference)
     3.2*     Articles Supplementary, Classifying and Designating              -
              909,090 Shares of Series B Cumulative Convertible
              Preferred Stock, dated December 28, 2001 (filed as
              Exhibit 3.1 to BNP Residential Properties, Inc.
              Current Report on Form 8-K dated December 28,
              2001, and incorporated herein by reference)
     3.3*     Amended and Restated By-Laws (filed as Exhibit 3.2               -
              to BNP Residential Properties, Inc., Current Report
              on Form 8-K dated December 28, 2001, and incorporated
              herein by reference)
     4.1*     Rights Agreement, dated March 18, 1999, between the              -
              Company and First Union National Bank (filed as
              Exhibit 4 to BNP Residential Properties, Inc. Current
              Report on Form 8-K dated March 17, 1999, and
              incorporated herein by reference)
     4.2*     Registration Rights Agreement By and Among BNP                   -
              Residential Properties, Inc. and Preferred
              Investment I, LLC, dated December 28, 2001
              (filed as Exhibit 4 to BNP Residential Properties,
              Inc. Current Report on Form 8-K dated December
              28, 2001, and incorporated herein by reference)
    10.1*     Second Amended and Restated Agreement of Limited                 -
              Partnership of Boddie-Noell Properties Limited
              Partnership dated as of March 17, 1999 (filed
              as Exhibit 10.1 to the company's Annual Report
              on Form 10-K for the year ended December 31, 1998,
              and incorporated herein by reference)
    10.2*     Amendment to Second Amended and Restated                         -
              Agreement of Limited Partnership of BNP Residential
              Properties Limited Partnership, dated December
              28, 2001 (filed as Exhibit 10.1 to BNP Residential
              Properties, Inc. Current Report on Form 8-K dated
              December 28, 2001, and incorporated herein by reference)
    10.3*     Investment Agreement By and Between BNP Residential              -
              Properties, Inc. and Preferred Investment I, LLC,
              dated December 28, 2001 (filed as Exhibit 10.2 to
              BNP Residential Properties, Inc. Current Report on
              Form 8-K dated December 28, 2001, and incorporated
              herein by reference)
    10.4*     Amended and Restated Master Lease Agreement dated                -
              December 21, 1995, between BNP Residential Properties,
              Inc. and Boddie-Noell Enterprises, Inc. (filed as
              Exhibit 10.1 to BNP Residential Properties,
              Inc. Annual Report on Form 10-K dated December
              31, 1995, and incorporated herein by reference)
    10.5*     BNP Residential Properties, Inc. 1994 Stock Option               -
              and Incentive Plan effective August 4, 1994, and amended effective May 15, 1998 (filed as an exhibit in Schedule 14A of Proxy Statement dated April 13,
              1998, and incorporated herein by reference)

    10.6*     Form and description of Employment Agreements dated              -
              July 15, 1997, and December 1, 2002, between BNP
              Residential Properties, Inc. and certain officers
              (filed as Exhibit 10 to BNP Residential Properties,
              Inc. Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1997; and as Exhibit 10.7 to
              BNP Residential Properties, Inc. Annual Report
              on Form 10-K for the year ended December 31, 2002, and
              incorporated herein by reference)
    21        Subsidiaries of the Registrant                                  64
    23        Consent of Ernst & Young LLP                                    65
    31.1      Section 302 Certification by Chief Executive Officer            66
    31.2      Section 302 Certification by Chief Financial Officer            67
    32.1      Section 906 Certification by Chief Executive Officer            68
    32.2      Section 906 Certification by Chief Financial Officer            69


* Incorporated herein by reference