Form 10-Q
period 2004-03-31
BNP RESIDENTIAL PROPERTIES INC
filed 2004-05-07
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

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

           301 S. College Street, Suite 3850, Charlotte, NC 28202-6024
               (Address of principal executive offices) (Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of (open) (the latest practicable date).

Common Stock, $.01 par value                                7,098,698
----------------------------                        -----------------------
(Class)                                                (Number of shares)


                                                        Exhibit index:  Page 22

                                TABLE OF CONTENTS


 Item No.                                                               Page No.

                PART I - Financial Information

  1             Financial Statements                                      3
  2             Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10
  3             Quantitative and Qualitative Disclosures                 19
                About Market Risk
  4             Controls and Procedures                                  19

                PART II - Other Information

  2             Changes in Securities and Use of Proceeds                19
  6             Exhibits and Reports on Form 8-K                         19

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                           March 31          December 31
                                                                             2004               2003
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $300,164,836       $299,661,224
   Restaurant properties                                                     37,405,385         37,405,385
                                                                       ------------------ ------------------
                                                                            337,570,221        337,066,609
   Less accumulated depreciation                                            (58,537,237)       (56,052,569)
                                                                       ------------------ ------------------
                                                                            279,032,984        281,014,040
Cash and cash equivalents                                                     1,192,405            564,426
Prepaid expenses and other assets                                             3,958,649          3,408,127
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,050,810          1,098,025
                                                                       ------------------ ------------------
         Total assets                                                      $286,349,936       $287,199,706
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $216,438,372       $229,714,263
Accounts payable and accrued expenses                                         2,486,745          1,408,659
Deferred revenue and security deposits                                        1,303,755          1,343,999
Deferred credit for defeasance of interest,
   net of accumulated amortization                                               26,240            104,960
                                                                       ------------------ ------------------
      Total liabilities                                                     220,255,112        232,571,881

Minority interest in Operating Partnership                                   15,470,003         15,894,909

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at March 31, 2004, and December 31, 2003                          10,000,000          5,000,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   7,098,698 at March 31, 2004,
   5,907,133 at December 31, 2003                                                70,987             59,071
Additional paid-in capital                                                   84,707,186         71,473,473
Dividend distributions in excess of net income                              (44,153,352)       (42,799,628)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             50,624,821         38,732,916
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $286,349,936       $287,199,706
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)

                                                          Three months ended
                                                               March 31
                                                         2004             2003
                                                   ----------------- ----------------
Revenues
Apartment rental income                                $10,053,060       $ 8,886,284
Restaurant rental income                                   957,447           999,326
Management fee income                                      197,541           227,360
Interest and other income                                   23,140           129,810
                                                   ----------------- ----------------
                                                        11,231,188        10,242,780
Expenses
Apartment operations                                     3,862,127         3,473,897
Apartment administration                                   426,376           327,060
Corporate administration                                   666,171           687,065
Depreciation                                             2,539,588         2,333,318
Amortization of deferred
   loan costs                                               88,005            72,971
Interest                                                 3,240,494         3,196,056
                                                   ----------------- ----------------
                                                        10,822,761        10,090,367
                                                   ----------------- ----------------
Income before
   minority interest                                       408,427           152,413
Minority interest in
   Operating Partnership                                    35,368             6,623
                                                   ----------------- ----------------
Net income                                                 373,059           145,790
Cumulative preferred dividend                              250,000           125,000
                                                   ----------------- ----------------
Income available to
   common shareholders                                 $   123,059       $    20,790
                                                   ================= ================

Per share amounts:
Basic earnings per share -
   Net income                                               $0.06             $0.02
                                                   ================= ================
   Income available to
      common shareholders                                   $0.02             $0.00
                                                   ================= ================
Diluted earnings per share -
   Net income                                               $0.05             $0.02
                                                   ================= ================
   Income available to
      common shareholders                                   $0.02             $0.00
                                                   ================= ================
Dividends declared                                          $0.25             $0.25
                                                   ================= ================

Weighted average common
   shares outstanding                                    6,405,944         5,839,474
                                                   ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2003      909,090 $10,000,000   5,907,133    $59,071   $71,473,473   $(42,799,628)  $38,732,916
Common stock issued                  -           -   1,191,565     11,916    13,233,713              -    13,245,629
Dividends paid - preferred           -           -           -          -             -       (250,000)     (250,000)
Dividends paid - common              -           -           -          -             -     (1,476,783)   (1,476,783)
Net income                           -           -           -          -             -        373,059       373,059
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2004         909,090 $10,000,000   7,098,698    $70,987   $84,707,186   $(44,153,352)   $50,624,821
                             ========= ============ =========== ========== ============= =============== ============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2004             2003
                                                                          ----------------- ----------------
Operating activities:
Net income                                                                  $     373,059      $    145,790
Adjustments to reconcile net income to
   net cash provided by operations:
   Minority interest in Operating Partnership                                      35,368             6,623
   Depreciation and amortization of loan costs                                  2,627,593         2,406,289
   Amortization of defeasance credit                                              (78,720)          (41,664)
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                          (542,514)         (840,691)
      Accounts payable and accrued expenses                                     1,078,086           584,433
      Deferred revenue and security deposits                                      (48,252)          (41,215)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       3,444,620         2,219,565

Investing activities:
Acquisition of apartment property                                                       -        (5,697,761)
Additions to apartment properties, net                                           (558,532)         (752,958)
Sale of restaurant property                                                             -           587,761
                                                                          ----------------- ----------------
Net cash used in investing activities                                            (558,532)       (5,862,958)

Financing activities:
Net proceeds from issuance of common stock                                     13,245,629           177,172
Distributions to Operating Partnership minority unitholders                      (460,274)         (462,240)
Dividends paid to preferred shareholder                                          (250,000)         (126,027)
Dividends paid to common shareholders                                          (1,476,783)       (1,457,770)
Proceeds from notes payable                                                        40,790         6,666,945
Principal payments on notes payable                                           (13,316,681)       (1,532,325)
Payment of deferred financing costs                                               (40,790)          (92,894)
                                                                          ----------------- ----------------
Net cash (used in) provided by financing activities                            (2,258,109)        3,172,861
                                                                          ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                              627,979          (470,532)
Cash and cash equivalents at beginning of period                                  564,426           884,316
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                  $   1,192,405      $    413,784
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2004
(Unaudited)

Note 1.  Interim financial statements

Our independent accountants have not audited the accompanying financial statements of BNP Residential Properties, Inc., except for the balance sheet at December 31, 2003. We derived the amounts in the balance sheet at December 31, 2003, from the financial statements included in our 2003 Annual Report on Form 10-K. We believe that we have included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. You should read these financial statements in conjunction with our 2003 Annual Report on Form 10-K.

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

Stock-Based Compensation
The company has one employee Stock Option and Incentive Plan in place. We account for this plan using the intrinsic value method, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, the effect would have been to reduce net income as reported by less than $100 for the three months ended March 31, 2004 and 2003, respectively, with no impact on basic and diluted earnings per share amounts as reported.

New Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"). The primary objective of FIN 46 is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when the equity investors, if any, do not have a controlling financial interest, or when the equity investment at risk is insufficient to finance the entity's activities without additional financial support. FIN 46 also requires additional disclosures. FIN 46 was effective immediately for interests acquired subsequent to January 31, 2003, and is effective March 31, 2004, for interests in VIEs created before February 1, 2003. We assessed our variable interests and determined that these interests were not VIEs as defined in FIN 46. As a result, the provisions of FIN 46 have no impact on our financial condition or results of operations.

Note 3.  Shareholders' Equity

On February 23, 2004, we issued 1,175,519 shares of common stock at a price of $11.75 per share, to a number of institutional investors and mutual funds pursuant to a private placement, for a total purchase price of approximately $13,812,000. Through March 31, 2004, we incurred costs associated with this placement totaling approximately $765,000. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We immediately applied $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

In addition, in February 2004, we issued 16,046 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan ("DRIP") for proceeds of approximately $195,000.

We calculated basic and diluted earnings per common share using the following amounts:

                                                     Three months ended
                                                          March 31
                                                   2004              2003
                                             ----------------- -----------------

Numerators:
Numerator for basic
  earnings per share -
  Net income                                    $    373,059      $    145,790
  Cumulative preferred dividend                     (250,000)         (125,000)
                                             ----------------- -----------------
  Income available to
     common shareholders                        $    123,059     $      20,790
                                             ================= =================

Numerator for diluted
  earnings per share -
  Net income (1)                                $    408,427      $    152,413
  Cumulative preferred dividend                     (250,000)         (125,000)
                                             ----------------- -----------------
  Income available to
    common shareholders (1)                     $    158,427     $      27,413
                                             ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average shares
  outstanding                                      6,405,944         5,839,474
Effect of dilutive securities:
  Convertible Operating
     Partnership units                             1,841,098         1,844,264
  Stock options (2)                                   15,389             3,441
                                             ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                              8,262,431         7,687,179
                                             ================= =================

(1) Assumes conversion of Operating Partnership units to common shares; minority interest in Operating Partnership income has been eliminated.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50 and 120,000 shares at $13.125 from the calculation of diluted earnings per share for the three months ended March 31, 2004. We also excluded additional options to purchase 110,000 shares of common stock at $12.25 and 60,000 shares at $11.25 from the calculation of diluted earnings per share for the three months ended March 31, 2003. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 4.  Subsequent event

On April 21, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share to be paid on May 17, 2004, to common shareholders of record on May 3, 2004. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder in accordance with the investment agreement for those shares.

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

         Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

o Our markets could suffer unexpected increases in the development of apartment, other rental or competitive housing alternatives;
o our markets could suffer unexpected declines in economic growth or an increase in unemployment rates;
o general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;
o we may not be able to lease or re-lease apartments quickly or on as favorable terms as under existing leases;
o revenues from our third-party apartment property management activities could decline, or we could incur unexpected costs in performing these activities;
o we may have incorrectly assessed the environmental condition of our properties;
o an unexpected increase in interest rates could cause our debt service costs to exceed expectations;
o we may not be able to meet our long-term liquidity requirements on favorable terms; and
o we could lose key executive officers.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to disclose the results of any revision to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

         You should read the discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently own 20 apartment communities containing 4,859 units and provide third-party management services for eight communities containing a total of 2,061 units. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Revenues

         Total revenues in the first quarter of 2004 were $11.2 million, an increase of 9.6% compared to the first quarter of 2003. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for approximately 91.5% of total revenue in the first quarter of 2004, compared to 90.2% in the first quarter of 2003.

          Apartment rental income totaled $10.1 million in the first quarter of 2004, an increase of 13.1% compared to apartment rental income of $8.9 million in the first quarter of 2003. This increase is attributable to acquisitions of two apartment communities in 2003 (The Place and The Harrington contributed approximately $812,000 to rental income in the first quarter of 2004) as well as increased rental income at existing apartments.

         For the first quarter, average economic occupancy for all apartments was 94.9% in 2004, compared to 90.9% in the first quarter of 2003. Average monthly revenue per occupied unit for all apartments was $727 in the first quarter of 2004, compared to $732 in the first quarter of 2003.

         On a "same-units" basis (the 18 apartment communities that we owned throughout the first three months of 2004 and 2003), apartment rental income increased by 4.5% in the first quarter of 2004 compared to the first quarter of 2003. This increase was primarily the result of occupancy improvements. On a same-units basis, average economic occupancy was 95.1% for the first quarter of 2004, compared to 90.9% for the first quarter of 2003; average monthly revenue per occupied unit was $731 in the first quarter of 2004, compared to $732 in the first quarter of 2003.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2004 follow:

                                                                 Average
                                                                 monthly
                                 Number                          revenue
                                   of                Average       per
                               apartment             economic    occupied
                                 units              occupancy      unit
                               -----------          ----------- -----------
Abbington Place                       360                93.4%        $755
Allerton Place                        228                93.1%         770
Barrington Place                      348                95.4%         756
Brookford Place                       108                97.9%         672
Chason Ridge                          252                97.6%         788
The Harrington (1)                    288                90.3%         736
Harris Hill                           184                94.9%         654



                                                                 Average
                                                                 monthly
                                 Number                          revenue
                                   of                Average       per
                               apartment             economic    occupied
                                 units              occupancy      unit
                               -----------          ----------- -----------
Latitudes                             448                96.2%         899
Madison Hall                          128                93.6%         601
Marina Shores Waterfront              290                92.9%         747
Oakbrook                              162                97.9%         690
Oak Hollow                            461                95.0%         604
Paces Commons                         336                96.2%         632
Paces Village                         198                94.1%         681
Pepperstone                           108                98.0%         660
Savannah Place                        172                93.0%         700
Summerlyn Place                       140                94.9%         831
The Place (1)                         144                97.8%         564
Waterford Place                       240                94.1%         872
Woods Edge                            264                96.3%         699

All apartments
   - 2004                                                94.9%         727
   - 2003                                                90.9%         732

Same units (1)                      4,427
   - 2004                                                95.1%         731
   - 2003                                                90.9%         732

(1) We acquired The Place Apartments in March 2003, and we acquired The Harrington Apartments in August 2003. We have excluded The Place and The Harrington from these calculations as of March 31.

         Restaurant rental income was $1.0 million in the first quarters of both 2004 and 2003. A decline in restaurant rental income of approximately $42,000 was the result of the sale of two restaurant properties during 2003. Restaurant rental income for the first quarters of both 2004 and 2003 was the minimum rent. "Same-store" (those 40 restaurant properties that operated throughout the first three months of both 2004 and 2003) sales at our restaurant properties increased by 16.0% in the first quarter of 2004 compared to the first quarter of 2003. Sales at these stores would have to increase by approximately 10% before we would receive rent exceeding the minimum rent. We do not expect restaurant rental income to exceed the minimum rent in 2004.

         Management fee income totaled $198,000 in the first quarter of 2004, compared to $227,000 in the first quarter of 2003. This decrease is attributable to the termination of management contracts for several smaller properties in the first quarter of 2003.

         Interest and other income totaled $23,000 in the first quarter of 2004, compared to $130,000 in the first quarter of 2003. These comparisons reflect the impact of non-routine income totaling $107,000 in the first quarter of 2003 (proceeds from final resolution of litigation that we commenced in 1997).

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, were $10.8 million in the first quarter of 2004, an increase of 7.3% compared to the first quarter of 2003.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the first quarter of 2004 totaled $3.9 million, an 11.2% increase compared to apartment operations expense of $3.5 million in the first quarter of 2003. The $0.4 million increase is attributable to the two apartment communities we acquired in 2003. On a same-units basis, apartment operations expense was generally flat for the comparable periods.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third party properties) was $426,000 in the first quarter of 2004, compared to $327,000 in the first quarter of 2003. This increase is attributable to additional corporate support staff, software and insurance costs. Corporate administration expense was $666,000 in the first quarter of 2004, compared to $687,000 in the first quarter of 2003.

         Depreciation expense totaled $2.5 million in the first quarter of 2004, an 8.8% increase compared to the first quarter of 2003. This increase is primarily attributable to the addition of two apartment communities during 2003.

         Interest expense totaled $3.2 million in the first quarters of 2004, reflecting an increase of only $44,000 over the first quarter of 2003. This comparison reflects the effect of approximately $18 million higher debt level early in the first quarter of 2004 compared to the first quarter of 2003, reduced by the impact of the $13.0 million paydown of our variable rate line of credit secured by Latitudes Apartments in February 2004 as well as the decline in variable interest rates over the last 12 months. Overall, weighted average interest rates were 5.7% for the first quarter of 2004, compared to 6.0% for the first quarter of 2003. (See further discussion in "Capital Resources and Liquidity - Capital Resources," below.)

Net income

         Operating partnership earnings before non-cash charges for depreciation and amortization totaled $3.0 million for the first quarter of 2004, an 18.7% increase compared to $2.6 million for the first quarter of 2003. This increase is attributable to the positive impact of adding two apartment communities in 2003, as well as improvement in apartments operating results, particularly in apartment revenues.

         Income before minority interest (Operating Partnership income, before deductions for the minority interest in the Operating Partnership and the cumulative preferred dividend) was $408,000 for the first quarter of 2004, compared to $152,000 for the first quarter of 2003. Net income (after deduction for the minority interest, but before the cumulative preferred dividend) was $373,000 for the first quarter of 2004, compared to $146,000 for the first quarter of 2003. These comparisons again reflect the improvement in apartments operating results.

         Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. In September 2003, we issued 454,545 shares of cumulative preferred stock, which doubled the number of preferred shares outstanding. The cumulative preferred dividend totaled $250,000 for the first quarter of 2004, compared to $125,000 for the first quarter of 2003. Income available to common shareholders, after the cumulative preferred dividend, was $123,000 for the first quarter of 2004, compared to $21,000 for the first quarter of 2003.

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

         Funds from operations totaled $2.7 million in the first quarter of 2004, a 14.3% increase compared to the first quarter of 2003. This comparison reflects the improvement in apartments operating results, offset somewhat by the increase in the cumulative preferred dividend, compared to 2003.

         We calculated funds from operations as follows (all amounts in thousands):

                                                   Three months ended
                                                        March 31
                                                  2004            2003
                                             --------------- ---------------


Income before minority interest                   $  408          $  152
Cumulative preferred dividend                       (250)           (125)
Depreciation                                       2,540           2,333
                                             --------------- ---------------
Funds from operations                             $2,698          $2,361
                                             =============== ===============

         A reconciliation of FFO to FAD follows (all amounts in thousands):

                                                   Three months ended
                                                        March 31
                                                  2004            2003
                                             --------------- ---------------

Funds from operations                             $2,698          $2,361
Amortization of loan costs                            88              73
Recurring capital expenditures                      (275)           (282)
                                             --------------- ---------------
Funds available for distribution                  $2,511          $2,152
                                             =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended
                                                        March 31
                                                  2004            2003
                                             --------------- ---------------

Net cash provided by (used in):
   Operating activities                        $   3,445       $   2,220
   Investing activities                             (559)         (5,863)
   Financing activities                           (2,258)          3,173

Dividends and distributions paid to:
   Preferred shareholders                      $     250       $     126
   Common shareholders                             1,477           1,458
   Minority unitholders in
      Operating Partnership                          460             462

Scheduled debt principal payments              $     317       $     274
Non-recurring capital expenditures                   283             471

                                                   Three months ended
                                                        March 31
                                                  2004            2003
                                             --------------- ---------------
Weighted average shares outstanding
   Preferred shares                                  909             455
   Common shares                                   6,406           5,839
Weighted average Operating
   Partnership minority units
   outstanding                                     1,841           1,844

Summary

         By virtually any measure, we had a very good first quarter in 2004. As a result of continued improvement in apartment operations, funds from operations, funds available for distribution and earnings per share all increased by significant amounts as compared to the first quarter of 2003.

         The improvement in apartment operating results in the first quarter of 2004 was primarily the result of a 4.5% increase in same-units occupancy at our apartment communities. With occupancy at our apartment properties averaging approximately 95% for the first quarter, we have essentially attained our occupancy goals. Going forward the issue will be whether we can maintain this level of occupancy while beginning to raise rents. While we are comfortable that we will be able to hold occupancy at current levels, we are not as certain of our ability to meaningfully increase rents over the short term. The markets in which we own and operate apartment properties appear to have begun to recover from the over-building, job losses and torpid economy that have so adversely affected apartment operations for the past couple of years, but it is too early to say with any certainty how strong or how long this recovery will be.

         In addition to the improvement in apartment operating results, sales at our restaurant properties continued to show dramatic increases during the first quarter of 2004, with same-store sales improving by slightly more than 16%. While this improvement did not result in our receiving increased restaurant rental revenue, it is certainly encouraging that our restaurant operator may have found in the "Thickburger" an answer to stem years of declining sales.

         Over the coming months, we intend to continue to improve both the size and quality of our portfolio. To help insure that we would have sufficient funds to take advantage of opportunities to acquire new apartment properties and to improve our existing communities, we raised $13 million in new equity from a number of institutional investors during the first quarter of 2004. We are optimistic about the future of our properties, our markets and our company. We believe we have the plan, focus and personnel to maximize the opportunities presented to us.

Capital Resources and Liquidity

Capital Resources

         On February 23, 2004, we issued 1,175,519 shares of common stock at a price of $11.75 per share, to a number of institutional investors and mutual funds pursuant to a private placement, for a total purchase price of approximately $13,812,000. Through March 31, 2004, we incurred costs associated with this placement totaling approximately $765,000. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We immediately applied $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

         In addition, in February 2004, we issued 16,046 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan ("DRIP") for proceeds of approximately $195,000.

         As of March 31, 2004, total long-term debt was $216.4 million, including $168.0 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $48.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.9% at March 31, 2004, up from 5.8% at December 31, 2003, because of the $13.0 million paydown of variable rate debt during the first quarter of 2004. At our current rate of variable rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $490,000.

Cash Flows and Liquidity

         Net cash flows from operating activities were $3.4 million in the first quarter of 2004, compared to $2.2 million in the first quarter of 2003. Improvements in operating results produced approximately $440,000 of the $1.2 million increase in cash flows from operating activities; the remainder of the increase is attributable to timing of cash receipts and disbursements.

         Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share (approximately $1.8 million) on May 17, 2004, to shareholders of record of our common stock as of May 3, 2003, as well as $250,000 dividends to the preferred shareholder.

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

         In general, apartment properties acquired before 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For the five apartment properties acquired in 2002 and later, we performed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: base building structure, 45-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

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

         Capital expenditures at our apartment communities during the first quarter of 2004 totaled approximately $559,000, including $78,000 for acquisition improvements, $205,000 for additions and betterments, and $275,000 for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during the first quarter of 2004 totaled approximately $1.3 million, including $496,000 in compensation of service staff and $801,000 in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through March 31, 2004, in aggregate and per apartment unit, follows:

                                                 Total            Per unit
                                            ----------------- ------------------
                                                (000's)

Recurring capital expenditures:
   Floor coverings                                   $128                $27
   Appliances/HVAC                                     58                 12
   Exterior paint                                       -                  -
   Computer/support equipment                           1                  -
   Other                                               88                 18
                                            ----------------- ------------------
                                                     $275                $57
                                            ================= ==================

Non-recurring capital expenditures:
   Acquisition improvements                          $ 78
   Additions and betterments                          187
   Computer/support equipment                          18
                                            -----------------
                                                     $283
                                            =================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in information that would be provided under Item 305 of Regulation S-K since December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" above for a discussion of our exposure to interest rate risks.


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

         Based on our most recent evaluation, which was completed as of the end of the first quarter of 2004, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

           In February 2004, we sold 1,175,519 shares of common stock at a price of $11.75 per share, to a number of institutional investors and mutual funds in a private placement that satisfied the terms and conditions of Rule 506 under the Securities Act of 1933. We subsequently filed a registration statement for these shares in March 2004. All purchasers were accredited investors. We did not solicit purchasers by any form of general solicitation, and we exercised reasonable care to assure that the purchasers were not underwriters within the meaning of the Securities Act. We applied the net proceeds of approximately $13.0 million to pay down our line of credit secured by Latitudes Apartments.


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

    10.1* Purchase Agreement by and among BNP Residential Properties, Inc. and Purchasers for 1,175,519 shares of common stock, dated as of February 17, 2004 (filed as Exhibit 10.1 to the BNP Residential Properties, Inc. Current Report on Form 8-K dated February 23, 2004, and incorporated by reference herein).
    31.1        Section 302 Certification by Chief Executive Officer
    31.2        Section 302 Certification by Chief Financial Officer
    32.1        Section 906 Certification by Chief Executive Officer
    32.2        Section 906 Certification by Chief Financial Officer

*Incorporated herein by reference

b) Reports on Form 8-K during the quarter ended March 31, 2004:

o     Current report on Form 8-K dated January 7, 2004, to furnish under
      Item 9 a press release announcing the tax characteristics of the company's 2003 dividends.

o     Current report on Form 8-K dated January 13, 2004, to report under
      Item 5 organizational changes in the company's board of directors.

o Current report on Form 8-K dated January 22, 2004, to furnish under Item 12 a press release announcing the results of operations and financial condition of the company as of and for the quarter and year ended December 31, 2003.

o Current report on Form 8-K dated February 18, 2004, to report under Item 5 the company's agreement to sell 1,175,519 shares of common stock.

o Current report on Form 8-K dated February 23, 2004, to report under Item 5 the company's completion of the sale of 1,175,519 shares of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BNP RESIDENTIAL PROPERTIES, INC.
                                  (Registrant)




May 7, 2004                            /s/ Philip S. Payne
                                  -------------------------------------------
                                  Philip S. Payne
                                  Chairman, Treasurer and
                                  Chief Financial Officer
                                  (Duly authorized officer)



May 7, 2004                            /s/ Pamela B. Bruno
                                  -------------------------------------------
                                  Pamela B. Bruno
                                  Vice President,
                                  Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                           Page

    10.1*     Purchase Agreement by and among BNP Residential                  -
              Properties, Inc. and Purchasers for 1,175,519 shares
              of common stock, dated as of February 17, 2004 (filed
              as Exhibit 10.1 to the BNP Residential Properties,
              Inc. Current Report on Form 8-K dated
              February 23, 2004, and incorporated by reference herein).
    31.1      Section 302 Certification by Chief Executive Officer            23
    31.2      Section 302 Certification by Chief Financial Officer            24
    32.1      Section 906 Certification by Chief Executive Officer            25
    32.2      Section 906 Certification by Chief Financial Officer            26

*Incorporated herein by reference