Form 10-Q
period 2004-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2004-08-10
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                     -- -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 2, 2004 (the latest practicable date).

Common Stock, $.01 par value                      8,560,049
----------------------------                      -----------------------
(Class)                                           (Number of shares)







                                                       Exhibit index:  Page 28

                                TABLE OF CONTENTS


Item No.                                                                Page No.

                PART I - Financial Information

  1             Financial Statements                                       3
  2             Management's Discussion and Analysis of                   12
                Financial Condition and Results of Operations
  3             Quantitative and Qualitative Disclosures                  23
                About Market Risk
  4             Controls and Procedures                                   24

                PART II - Other Information

  4             Submission of Matters to a Vote of Security Holders       24
  5             Other Information                                         25
  6             Exhibits and Reports on Form 8-K                          25

                Signatures                                                27

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                            June 30          December 31
                                                                             2004               2003
                                                                       ------------------ ------------------
                                                                          (Unaudited)

Assets
Real estate investments at cost:
   Apartment properties                                                    $345,718,648       $299,661,224
   Restaurant properties                                                     37,405,385         37,405,385
                                                                       ------------------ ------------------
                                                                            383,124,033        337,066,609
   Less accumulated depreciation                                            (61,022,918)       (56,052,569)
                                                                       ------------------ ------------------
                                                                            322,101,115        281,014,040
Cash and cash equivalents                                                     4,995,954            564,426
Prepaid expenses and other assets                                             5,338,578          3,408,127
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,507,505          1,098,025
                                                                       ------------------ ------------------
         Total assets                                                      $335,058,240       $287,199,706
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $265,839,006       $229,714,263
Accounts payable and accrued expenses                                         3,355,966          1,408,659
Deferred revenue and security deposits                                        1,379,173          1,343,999
Deferred credit for defeasance of interest,
   net of accumulated amortization                                                    -            104,960
                                                                       ------------------ ------------------
      Total liabilities                                                     270,574,145        232,571,881

Minority interest in operating partnership                                   15,260,166         15,894,909

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at June 30, 2004, and December 31, 2003                           10,000,000         10,000,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   7,135,431 at June 30, 2004,
   5,907,133 at December 31, 2003                                                71,354             59,071
Additional paid-in capital                                                   85,113,968         71,473,473
Dividend distributions in excess of net income                              (45,961,393)       (42,799,628)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             49,223,929         38,732,916
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $335,058,240       $287,199,706
                                                                       ================== ==================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)



                                              Three months ended                  Six months ended
                                                    June 30                            June 30
                                             2004             2003              2004             2003
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                    $10,579,186      $  8,951,665      $20,632,246       $17,837,949
Restaurant rental income                       957,447           981,383        1,914,894         1,980,709
Management fee income                          207,860           222,534          405,401           449,894
Interest and other income                      113,195            24,538          136,335           154,348
                                       ----------------- ---------------- ----------------- ----------------
                                            11,857,688        10,180,120       23,088,876        20,422,900
Expenses
Apartment operations                         4,387,815         3,851,990        8,249,942         7,325,887
Apartment administration                       614,046           413,110        1,040,422           740,170
Corporate administration                       560,742           657,275        1,226,913         1,344,340
Depreciation                                 2,689,967         2,489,079        5,229,555         4,822,397
Amortization of deferred
   loan costs                                   67,604            81,812          155,609           154,783
Interest                                     3,329,553         3,242,092        6,570,047         6,438,148
                                       ----------------- ----------------
                                            11,649,727        10,735,358       22,472,488        20,825,725
                                       ----------------- ---------------- ----------------- ----------------
Income (loss) before
   minority interest                           207,961          (555,238)         616,388          (402,825)
Minority interest in
   operating partnership                        (8,673)         (162,716)          26,695          (156,093)
                                       ----------------- ---------------- ----------------- ----------------
Net income (loss)                              216,634          (392,522)         589,693          (246,732)
Cumulative preferred dividend                  250,000           125,000          500,000           250,000
                                       ----------------- ---------------- ----------------- ----------------
Income (loss) available to
   common shareholders                     $   (33,366)     $   (517,522)     $    89,693       $  (496,732)
                                       ================= ================ ================= ================

Per share amounts:
Basic earnings per share -
   Net income (loss)                           $ 0.03            $(0.06)           $0.09            $(0.04)
                                       ================= ================ ================= ================
   Income (loss) available to
      common shareholders                      $(0.01)           $(0.08)           $0.01            $(0.08)
                                       ================= ================ ================= ================
Diluted earnings per share -
   Net income                                  $ 0.02            $(0.07)           $0.07            $(0.05)
                                       ================= ================ ================= ================
   Income (loss) available to
      common shareholders                      $(0.01)           $(0.08)           $0.01            $(0.08)
                                       ================= ================ ================= ================
Dividends declared                             $ 0.25            $ 0.25            $0.50            $ 0.50
                                       ================= ================ ================= ================

Weighted average common
   shares outstanding                        7,119,280         5,857,298        6,762,612         5,848,435
                                       ================= ================ ================= ================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)



                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------

Balance December 31, 2003      909,090 $10,000,000   5,907,133    $59,071   $71,473,473   $(42,799,628)  $38,732,916
Common stock issued                  -           -   1,191,565     11,916    13,233,713              -    13,245,629
Dividends paid - preferred           -           -           -          -             -       (250,000)     (250,000)
Dividends paid - common              -           -           -          -             -     (1,476,783)   (1,476,783)
Net income                           -           -           -          -             -        373,059       373,059
                              --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2004         909,090  10,000,000   7,098,698     70,987    84,707,186    (44,153,352)   50,624,821
Common stock issued                  -           -      36,733        367       463,081              -       463,448
Costs of stock issues                -           -           -          -       (56,299)             -       (56,299)
Dividends paid - preferred           -           -           -          -             -       (250,000)     (250,000)
Dividends paid - common              -           -           -          -             -     (1,774,675)   (1,774,675)
Net income                           -           -           -          -             -        216,634       216,634
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2004          909,090 $10,000,000   7,135,431    $71,354   $85,113,968   $(45,961,393)   $49,223,929
                             ========= ============ =========== ========== ============= =============== ============



BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2004             2003
                                                                          ----------------- ----------------
Operating activities:
Net income (loss)                                                           $     589,693     $    (246,732)
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Minority interest in operating partnership                                      26,695          (156,093)
   Depreciation and amortization of loan costs                                  5,385,164         4,977,180
   Amortization of defeasance credit                                             (104,960)          (83,328)
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                        (1,761,313)       (1,700,938)
      Accounts payable and accrued expenses                                     1,746,347         1,467,775
      Deferred revenue and security deposits                                     (123,906)          (68,148)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       5,757,720         4,189,716

Investing activities:
Acquisitions of apartment properties                                          (19,512,573)       (5,697,761)
Additions to apartment properties, net                                         (1,543,467)       (1,353,253)
Sale of restaurant property                                                             -           587,761
                                                                          ----------------- ----------------
Net cash used in investing activities                                         (21,056,040)       (6,463,253)

Financing activities:
Net proceeds from issuance of common stock                                     13,401,378           351,938
Distributions to operating partnership minority unitholders                      (920,548)         (924,479)
Dividends paid to preferred shareholder                                          (500,000)         (251,027)
Dividends paid to common shareholders                                          (3,251,458)       (2,919,933)
Proceeds from notes payable                                                    59,155,790         7,685,610
Principal payments on notes payable                                           (47,590,236)       (1,817,669)
Payment of deferred financing costs                                              (565,078)         (122,144)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                      19,729,848         2,002,296
                                                                          ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                            4,431,528          (271,241)
Cash and cash equivalents at beginning of period                                  564,426           884,316
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                  $   4,995,954     $     613,075
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2004
(Unaudited)

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

Stock-based compensation
The company has one employee Stock Option and Incentive Plan in place. We account for this plan using the intrinsic value method, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to this significant estimate for stock-based employee compensation, the effect would have been to reduce net income as reported by less than $100 for the six months ended June 30, 2004 and 2003, respectively, with no impact on basic and diluted earnings per share amounts as reported.

Note 3.  Apartment property acquisitions

During the second quarter of 2004, we completed the following apartment acquisitions:

o Bridges at Wind River Apartments (formerly named Oakwood Raleigh Apartments) - 346-unit property located in Durham, North Carolina, acquired May 12, 2004, for a contract price of $25.0 million, including issuance of operating partnership units with an imputed value of approximately $511,000, assumption of approximately $24.3 million debt, and assumption of estimated $0.2 million net operating liabilities in excess of operating assets acquired. We received approximately $105,000 cash in this transaction.

o Carriage Club Apartments - 268-unit property located in Mooresville, North Carolina, acquired June 29, 2004, for a contract price of $19.65 million, paid in cash.

Note 4.  Financing transactions

During the second quarter of 2004, we completed the following financing transactions:

o $11.5 million variable-rate note payable, effective April 30, 2004, secured by a deed of trust and assignment of rents of Chason Ridge Apartments. The note provides for interest at 30-day LIBOR plus 1.75%, payable monthly, and principal due May 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of approximately $27,000 will be payable monthly beginning June 2007, with the remaining principal balance of approximately $10.9 million due April 2009. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $95,000. We applied approximately $9.4 million of these proceeds to retire an existing 8.5% deed of trust note related to Chason Ridge.

o $19.7 million fixed-rate note payable, effective May 12, 2004, secured by a deed of trust and assignment of rents of Bridges at Wind River Apartments. The note provides for interest at 5.57% payable in monthly installments of principal and interest of approximately $113,000, with a balloon payment of approximately $16.5 million at maturity in June 2014, subject to an optional extension for one year with interest at a variable rate. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $160,000. We applied the proceeds of this note, along with additional funds drawn on our revolving line of credit, to retire the existing $24.3 million loan obligation related to Bridges at Wind River.

o $14.9 million fixed-rate note payable, effective June 29, 2004, secured by a deed of trust and assignment of rents of Carriage Club Apartments. The note provides for interest at 5.15% payable in monthly installments of approximately $65,000 through July 2005, then principal and interest payable in monthly installments of approximately $81,000 August 2005 through June 2009, with a balloon payment of approximately $14.0 million at maturity in July 2009. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $90,000 through June 30, 2004.

In June 2004, we modified our revolving line of credit with a bank secured by the Latitudes Apartments to increase the maximum loan amount to $30.0 million, extend the term of the loan through November 2007, and to reduce the variable interest rate on outstanding amounts to 30-day LIBOR plus 1.65%. In conjunction with this modification, we paid and recorded deferred loan costs of approximately $185,000.

During the second quarter of 2004, we made draws on this line of credit totaling $9.6 million in conjunction with the acquisitions of Bridges at Wind River and Carriage Club. We also made a draw of $3.4 million on June 30, 2004, in conjunction with the July 1, 2004, acquisition of Savannah Shores Apartments (discussed in Note 6 below).

We estimate future scheduled principal payments will be as follows. This schedule includes maturities of debt in place as of July 31, 2004.

                  2004 (remainder)                $  11,064,000
                  2005                                7,649,000
                  2006                               17,082,000
                  2007                               73,034,000
                  2008                               38,337,000

                  2009 and thereafter               111,144,000
                                              ------------------
                                                   $258,310,000
                                              ==================

Note 5.  Shareholders' equity

On February 23, 2004, we issued 1,175,519 shares of common stock at a price of $11.75 per share, to a number of institutional investors and mutual funds pursuant to a private placement, for a total purchase price of approximately $13,812,000. Through June 30, 2004, we incurred costs associated with this placement totaling approximately $800,000. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We immediately applied $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

In May 2004, we issued 16,733 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan ("DRIP") for proceeds of approximately $212,000. In February 2004, we issued 16,046 shares of our common stock through our DRIP for proceeds of approximately $195,000.

Also in May 2004, we issued 20,000 shares of our common stock with an imputed value of $251,000 in exchange for operating partnership units formerly held by a minority unitholder. We issued these shares to Paul Chrysson, a member of our Board of Directors.

We calculated basic and diluted earnings per common share using the following amounts:

                                               Three months ended                   Six months ended
                                                     June 30                            June 30
                                              2004             2003              2004              2003
                                        ----------------- ---------------- ----------------- -----------------
Numerators:
Numerator for basic
  earnings per share -
  Net income (loss)                         $   216,634      $   (392,522)     $   589,693      $   (246,732)
  Cumulative preferred dividend                (250,000)         (125,000)        (500,000)         (250,000)
                                        ----------------- ---------------- ----------------- -----------------
  Income (loss) available to
     common shareholders                    $   (33,366)     $   (517,522)     $    89,693      $   (496,732)
                                        ================= ================ ================= =================

Numerator for diluted
  earnings per share -
  Net income (1)                            $   207,961      $   (555,238)     $   616,388      $   (402,825)
  Cumulative preferred dividend                (250,000)         (125,000)        (500,000)         (250,000)
                                        ----------------- ---------------- ----------------- -----------------
  Income available to
    common shareholders (1)                 $   (42,039)     $   (680,238)     $   116,388      $   (652,825)
                                        ================= ================ ================= =================


                                               Three months ended                   Six months ended
                                                     June 30                            June 30
                                              2004             2003              2004              2003
                                        ----------------- ---------------- ----------------- -----------------



Denominators:
Denominator for basic
  earnings per share -
  weighted average common
  shares outstanding                          7,119,280         5,857,298        6,762,612         5,848,435
Effect of dilutive securities:
  Convertible Operating
     Partnership units                        1,850,367         1,844,264        1,845,733         1,844,264
  Stock options (2)                              24,283             5,360           19,183             4,422
                                        ----------------- ---------------- ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                         8,993,930         7,706,922        8,627,528         7,697,121
                                        ================= ================ ================= =================

(1) Assumes conversion of operating partnership units to common shares; minority interest in operating partnership income has been eliminated.
(2) We excluded options to purchase 120,000 shares at $13.125 from the calculation of diluted earnings per share for the three and six months ended June 30, 2004. We also excluded additional options to purchase 140,000 shares of common stock at $12.50, 110,000 shares of common stock at $12.25 and 60,000 shares at $11.25 from the calculation of diluted earnings per share for the three and six months ended June 30, 2003. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 6.  Subsequent events

Dividend declaration
On July 20, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share to be paid on August 16, 2004, to common shareholders of record on August 2, 2004. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder in accordance with the investment agreement for those shares.

Apartment acquisitions and related financing transactions
Effective July 1, 2004, we acquired Savannah Shores Apartments, a 198-unit apartment property located in Myrtle Beach, South Carolina, for an initial purchase price of $12.5 million. The acquisition agreement provides for potential earn-out of additional purchase price of up to $1.7 million within a three-year period; this would be funded through the issuance of operating partnership units with a total imputed value of $13.00 per unit to the contributors. We paid the initial purchase price through issuance of operating partnership units with an imputed value of approximately $0.1 million, assumption of $12.1 million in debt, and assumption of approximately $0.3 million net operating liabilities in excess of operating assets acquired. Two members of the contributor group in this transaction serve on our Board of Directors. Prior to this transaction, we managed the property under a third-party management contract.

Also effective July 1, 2004, we issued a $9.0 million variable-rate note payable, secured by a deed of trust and assignment of rents of Savannah Shores Apartments. The three-year note provides for interest at 30-day LIBOR plus 1.8%, payable monthly, and principal due July 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of approximately $16,000 will be payable monthly beginning August 2007, with the remaining principal balance of approximately $8.6 million due July 2009. We applied proceeds of this loan, along with additional funds drawn on our revolving line of credit, to retire the existing $12.1 million loan obligation related to Savannah Shores.

Effective August 5, 2004, we acquired the Fairington Apartments, a 250-unit apartment property located in Charlotte, North Carolina, for a contract price of $18.5 million, paid in cash. In conjunction with this acquisition, we issued a $13.4 million variable-rate note payable, secured by a deed of trust and assignment of rents of Fairington. The note provides for interest at 30-day LIBOR plus 1.75%, payable monthly, with principal due August 2007, subject to an optional 24-month extension.

Other financing transactions
Effective July 13, 2004, we issued a $15.0 million fixed-rate note payable, secured by a deed of trust and assignment of rents of The Harrington Apartments. The note provides for interest at 5.15% payable in monthly installments of approximately $65,000 through August 2005, then principal and interest payable in monthly installments of approximately $82,000 September 2005 through July 2009, with a balloon payment of approximately $14.1 million at maturity in August 2009. In conjunction with this transaction, we paid and initially recorded deferred loan costs of approximately $82,000. We applied the proceeds to retire a $14.4 million variable-rate note payable.

Common stock issue
 On July 19, 2004, we issued 1,420,000 shares of common stock at a price of $12.50 per share, to a number of institutional investors and mutual funds pursuant to a registered direct placement, for a total purchase price of approximately $17.75 million. We estimate costs associated with this placement will total approximately $0.8 million. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We immediately applied $17.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

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

o we could lose the services of key executive officers.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of August 2, 2004, we currently own 23 apartment communities containing 5,671 units and provide third-party management services for seven communities containing a total of 1,799 units. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         At the end of the first quarter of 2004, we reported improvement in apartment operating results, attributed primarily to a 4.5% increase in same-units occupancy at our apartment communities. We indicated that while we were confident that we would be able to sustain the gains in occupancy, we were somewhat apprehensive about our ability to raise rents.

         In the second quarter of 2004, we are pleased to report that we were in fact able to maintain occupancy at acceptable levels while obtaining meaningful increases in rental rates. For the second quarter, average economic occupancy for our apartments owned for the full six months in both 2003 and 2004 increased by 3.7%, while revenue per occupied unit increased by 2.4%, as compared to the second quarter of 2003.

         We are optimistic about the long-term prospects for our apartment properties, our apartment markets and the outlook for the company, and are actively working to increase the size and scope of the company. We are continuing to build our apartment portfolio. During the second quarter we acquired two apartment communities, and subsequent to quarter end we completed the acquisition of two additional communities. We have expanded our equity and investor base through two placements of common stock with institutional investors and mutual funds: $13.8 million in the first quarter and $17.75 million early in the third quarter.

         It is important to note that our optimism is tempered somewhat by uncertainty over a number of factors, including the strength of the current economic recovery, the outlook for changes in interest rates, the impact of rapidly expanding state and federal deficits, and the threat of terrorism. While these issues make it extremely difficult to predict with any certainty the outlook for the near-term future, we are confident that we are well positioned for the long term.

Revenues

         Total revenues in the second quarter of 2004 were $11.9 million, an increase of 16.5% compared to the second quarter of 2003. Total revenues through the first six months of 2004 were $23.1 million, a 13.1% increase compared to the first six months of 2003.

         Apartment rental income totaled $10.6 million in the second quarter of 2004, an increase of 18.2% compared to the second quarter of 2003. Through the first six months of 2004, apartment rental income totaled $20.6 million, a 15.7% increase compared to the first six months of 2003. These increases are primarily attributable to apartment acquisitions in 2003 and 2004 - The Place, acquired March 2003; The Harrington, acquired August 2003; Bridges at Wind River, acquired May 2004. These acquisitions contributed approximately $1.2 million in revenue in the second quarter of 2004 and approximately $2.1 million in revenue through the first six months of 2004.

         On a "same-units" basis (the 18 apartment communities that we owned through the first six months of both 2004 and 2003), apartment rental income increased by 6.5% in the second quarter of 2004 compared to the second quarter of 2003, and by 5.5% for the first six months of 2004 compared to the first six months of 2003. This increase was the result of improvements in occupancy as well as revenue per occupied unit. On a same-units basis, average economic occupancy was 95.2% for the second quarter of 2004, compared to 91.5% for the second quarter of 2003; and 95.2% for the first six months of 2004, compared to 91.2% for the first six months of 2003. On a same-units basis, average revenue per occupied unit was $737 for the second quarter of 2004, compared to $720 for the second quarter of 2003; and $734 for the first six months of 2004, compared to $726 for the first six months of 2003.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2004 follow:

                                                      Three months ended               Six months ended
                                                           June 30                          June 30
                                                                 Average                          Average
                                                                 monthly                          monthly
                                 Number                          revenue                          revenue
                                   of                Average       per                Average       per
                               apartment             economic    occupied             economic    occupied
                                 units              occupancy      unit              occupancy      unit
                               -----------          ----------- -----------          ----------- -----------
Abbington Place                       360                92.8%        $759                93.1%        $757
Allerton Place                        228                95.5%         776                94.3%         773
Barrington Place                      348                94.1%         756                94.8%         756
Brookford Place                       108                97.1%         679                97.5%         676
Carriage Club (2)                     268
Chason Ridge                          252                98.7%         793                98.2%         790
The Harrington (1)                    288                94.2%         749                92.2%         742
Harris Hill                           184                96.2%         640                95.5%         647
Latitudes                             448                97.8%         913                97.0%         906
Madison Hall                          128                96.0%         592                94.8%         597
Marina Shores Waterfront              290                95.5%         766                94.2%         756
Oakbrook                              162                94.4%         693                96.2%         692
Oak Hollow                            461                93.0%         611                94.0%         607
Paces Commons                         336                96.6%         630                96.4%         631
Paces Village                         198                92.7%         669                93.4%         675
Pepperstone                           108                96.1%         673                97.1%         666
Savannah Place                        172                93.7%         709                93.4%         704
Summerlyn Place                       140                93.8%         842                94.4%         837
The Place (1)                         144                97.3%         557                97.5%         560
Waterford Place                       240                95.5%         876                94.8%         874
Woods Edge                            264                95.0%         712                95.7%         705
Bridges at Wind River (1)             346                90.9%         843

All apartments
   - 2004                           5,473                95.0%         735                95.0%         731
   - 2003                           4,571                91.4%         715                91.1%         723


                                                      Three months ended               Six months ended
                                                           June 30                          June 30
                                                                 Average                          Average
                                                                 monthly                          monthly
                                 Number                          revenue                          revenue
                                   of                Average       per                Average       per
                               apartment             economic    occupied             economic    occupied
                                 units              occupancy      unit              occupancy      unit
                               -----------          ----------- -----------          ----------- -----------
Same units (1)                      4,427
   - 2004                                                95.2%         737                95.2%         734
   - 2003                                                91.5%         720                91.2%         726

(1) We acquired The Place Apartments in March 2003, The Harrington Apartments in August 2003, and Bridges at Wind River in May 2004. We have excluded these communities from same-units calculations as of June 30.
(2) We acquired Carriage Club Apartments in late June 2004. We have excluded this community from calculations of occupancy and revenue per occupied unit.

         Restaurant rental income was $1.0 million in the second quarters of both 2004 and 2003. Through the first six months of 2004, restaurant rental income was $1.9 million, compared to $2.0 million through the first six months of 2003. A slight decline in 2004 restaurant rental income as compared to 2003 is attributable to the sale of two restaurant properties during 2003. "Same-store" (those 40 restaurant properties that operated through the first six months of both 2004 and 2003) sales at our restaurant properties increased by 15.8% compared to the second quarter of 2003, and by 15.9% compared to the first six months of 2003. For the first time in almost nine years, during the second quarter of 2004, sales at our restaurant properties exceeded the threshold for percentage rent; however, on a year-to-date basis, sales would have to increase by 2.3% before we would earn rent exceeding the minimum rent for 2004. Under the master lease for these 40 restaurant properties, annual rent is the greater of $3,829,787 or 9.875% of food sales.

         Management fee income totaled $208,000 in the second quarter of 2004, compared to $223,000 in the second quarter of 2003. Through the first six months of 2004, management fee income totaled $405,000, compared to $450,000 through the first six months of 2003. This decrease is attributable to the termination of management contracts for several properties in 2003. We expect that management fee income will further decline following the July 1, 2004, acquisition of Savannah Shores Apartments, which we previously managed, and termination of the management contract for another property. Management fees for these two properties totaled approximately $65,000 through the first six months of 2004.

Expenses

         Total expenses, including non-cash charges for depreciation and amortization, were $11.6 million in the second quarter of 2004, an increase of 8.5% compared to the second quarter of 2003. Through the first six months of 2004, total expenses were $22.5 million, an increase of 7.9% compared to the first six months of 2003.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the second quarter of 2004 totaled $4.4 million, a 13.9% increase compared to the second quarter of 2003. Through the first six months of 2004, apartment operations expense totaled $8.2 million, an increase of 12.6% compared to the first six months of 2003. These increases are primarily attributable to apartment acquisitions in 2003 and 2004; these communities generated apartment operations expense of $548,000 in the second quarter and $937,000 through the first six months of 2004. On a same-units basis, apartment operations expense increased by 3.6% for the second quarter, and 1.9% through the first six months, of 2004 as compared to 2003.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third-party properties) and corporate administration expense totaled $1.2 million in the second quarter of 2004, a 9.8% increase compared to the second quarter of 2003. Through the first six months of 2004, administrative expenses totaled $2.3 million, an 8.8% increase compared to the first six months of 2003. These increases are attributable to additional corporate support staff, software and insurance costs.

         Depreciation expense totaled $2.7 million in the second quarter of 2004, an 8.1% increase compared to the second quarter of 2003. Through the first six months of 2004, depreciation expense totaled $5.2 million, an 8.4% increase compared to the first six months of 2003. These increases are primarily attributable to the addition of apartment communities.

         Interest expense totaled $3.3 million in the second quarter of 2004, an increase of 2.7% compared to the second quarter of 2003. Through the first six months of 2004, interest expense totaled $6.6 million, an increase of 2.0% compared to the first six months of 2003. Overall, weighted average interest rates were 5.7% for the second quarter and first six months of 2004, compared to 6.0% for the same periods in 2003. (See further discussion in "Capital Resources and Liquidity - Capital Resources" below.)

Net Income

         Operating partnership earnings before non-cash charges for depreciation and amortization totaled $3.0 million for the second quarter of 2004, a 47.1% increase compared to $2.0 million for the second quarter of 2003. Through the first six months of 2004, operating partnership earnings before depreciation and amortization totaled $6.0 million, a 31.2% increase compared to $4.6 million through the first six months of 2003. These increases are attributable to the positive impact of new apartment communities, as well as improvement in apartments operating results, particularly in apartment revenues.

         Income before minority interest (operating partnership income, before deductions for the minority interest in the operating partnership and the cumulative preferred dividend) was $208,000 for the second quarter of 2004, compared to a loss of $555,000 for the second quarter of 2003. Through the first six months of 2004, income before minority interest totaled $616,000, compared to a loss of $403,000 through the first six months of 2003. Net income (after deduction for the minority interest, but before the cumulative preferred dividend) was $217,000 for the second quarter of 2004, compared to a loss of $393,000 for the second quarter of 2003. Through the first six months of 2004, net income was $590,000, compared to a loss of $247,000 through the first six months of 2003. These comparisons again reflect the improvement in apartments operating results.

         Because preferred shareholders have priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to preferred shareholders in calculating net income available to common shareholders. In September 2003, we issued 454,545 shares of cumulative preferred stock, which doubled the number of preferred shares outstanding. The cumulative preferred dividend totaled $250,000 for each of the first two quarters of 2004, compared to $125,000 for each of the first two quarters of 2003.

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

         Funds from operations totaled $2.6 million in the second quarter of 2004, a 46.4% increase compared to the second quarter of 2003. Through the first six months of 2004, funds from operations totaled $5.3 million, a 28.2% increase compared to the first six months of 2003. This comparison reflects the improvement in apartments operating results.

         We calculated funds from operations as follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------

Income before minority interest                   $  208          $ (555)         $  616          $ (403)
Cumulative preferred dividend                       (250)           (125)           (500)           (250)
Depreciation                                       2,690           2,489           5,230           4,822
                                             --------------- --------------- --------------- ---------------
Funds from operations                             $2,648          $1,809          $5,346          $4,170
                                             =============== =============== =============== ===============

A reconciliation of FFO to FAD follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------
Funds from operations                             $2,648          $1,809          $5,346          $4,170
Amortization of loan costs                            68              82             156             155
Recurring capital expenditures                      (626)           (408)           (901)           (690)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,089          $1,483          $4,600          $3,635
                                             =============== =============== =============== ===============

A further reconciliation of FAD to net cash provided by operating activities follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,089          $1,483          $4,600          $3,635
Cumulative preferred dividend                        250             125             500             250
Recurring capital expenditures                       626             408             901             690
Amortization of deferred
   interest defeasance                               (26)            (42)           (105)            (83)
Changes in operating
   assets and liabilities                           (626)             (4)           (139)           (301)
                                             --------------- --------------- --------------- ---------------
Net cash provided by
   operating activities                           $2,313          $1,970          $5,758          $4,190
                                             =============== =============== =============== ===============


         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  2,313        $  1,970        $  5,758        $  4,190
   Investing activities                          (20,498)           (600)        (21,056)         (6,463)
   Financing activities                           21,988          (1,171)         19,730           2,002

Dividends and distributions paid to:
   Preferred shareholders                       $    250        $    125        $    500        $    251
   Common shareholders                             1,775           1,462           3,251           2,920
   Minority unitholders in
      operating partnership                          460             462             921             924

Scheduled debt principal payments               $    297        $    285        $    614        $    559
Non-recurring capital expenditures                   359             193             642             664

Weighted average shares outstanding
   Preferred shares                                  909             455             909             455
   Common shares                                   7,119           5,857           6,763           5,848
Weighted average Operating
   Partnership minority units
   outstanding                                     1,850           1,844           1,846           1,844


         By virtually any measure, we had a very good first six months in 2004. As a result of continued improvement in apartment operations, funds from operations, funds available for distribution and earnings per share all increased by significant amounts as compared to the first six months of 2003.

Capital Resources and Liquidity

Capital Resources

         We completed a number of significant investing and financing transactions during the second quarter of 2004 and in July of 2004. We completed the following apartment community acquisitions:

o Bridges at Wind River Apartments, effective May 12, 2004 - We acquired this 346-unit property located in Durham, North Carolina, for a contract price of $25.0 million, including issuance of 39,270 operating partnership units at an imputed value of $13.00 per unit, or approximately $511,000, assumption of approximately $24.3 million debt, and assumption of approximately $0.2 million net operating liabilities in excess of operating assets acquired. We received approximately $105,000 cash in this acquisition.

o Carriage Club Apartments, effective June 29, 2004 - We acquired this 268-unit property located in Mooresville, North Carolina, for a contract price of $19.65 million, paid in cash.

o Savannah Shores Apartments, effective July 1, 2004 - We acquired this 198-unit property located in Myrtle Beach, South Carolina, for an initial purchase price of $12.5 million. The acquisition agreement provides for potential earn-out of additional purchase price of up to $1.7 million within a three-year period, which would be funded through the issuance of up to 130,769 operating partnership units at an imputed value of $13.00 per unit to the contributors. Prior to this acquisition, we managed this property under a third-party management contract. In conjunction with this acquisition, we issued 7,695 operating partnership units at an imputed value of $13.00 per unit, or approximately $100,000, assumed approximately $12.1 million in debt; and assumed approximately $0.3 million net operating liabilities in excess of operating assets acquired.

During the second quarter and in July of 2004, we completed the following financing transactions:

o $11.5 million variable-rate loan, effective April 30, 2004, proceeds applied to retire the $9.4 million balance on the existing deed of trust note at 8.5% related to Chason Ridge Apartments. The three-year note payable is secured by a deed of trust and assignment of rents of Chason Ridge, and provides for interest at 30-day LIBOR plus 1.75%, payable monthly, with the principal balance due May 2007, subject to an optional 24-month extension.

o $19.7 million fixed-rate loan, effective May 12, 2004, proceeds applied to retire the existing $24.3 million loan obligation related to Bridges at Wind River Apartments. The ten-year note payable is secured by a deed of trust and assignment of rents of Bridges at Wind River, and provides for interest at 5.57% payable in monthly installments of principal and interest of approximately $113,000 per month through May 2014, with a balloon payment of approximately $16.5 million at maturity in June 2014.

o $14.9 million fixed-rate loan, effective June 29, 2004, secured by a deed of trust and assignment of rents of Carriage Club Apartments. The five-year note provides for interest at 5.15% payable in monthly installments of approximately $65,000 through July 2005, then principal and interest installments of approximately $81,000 per month through June 2009, with a balloon payment of approximately $14.0 million at maturity in July 2009.

o $9.0 million variable-rate loan, effective July 1, 2004, proceeds applied to retire the existing $12.1 million loan obligation related to Savannah Shores Apartments. The three-year note is secured by a deed of trust and assignment of rents of Savannah Shores Apartments, and provides for interest at 30-day LIBOR plus 1.8% payable monthly, with the principal balance due July 2007, subject to an optional 24-month extension.

o $15.0 million fixed-rate note payable, effective July 13, 2004, proceeds applied to retire the existing variable-rate $14.4 million deed of trust note related to The Harrington Apartments. The five-year note is secured by a deed of trust and assignment of rents of The Harrington, and provides for interest at 5.15% payable in monthly installments of approximately $65,000 through August 2005, then principal and interest payable in monthly installments of approximately $82,000 September 2005 through July 2009, with a balloon payment of approximately $14.1 million at maturity in August 2009.

o In conjunction with the financing transactions related to acquisitions, we made draws of $13.0 million on our line of credit secured by Latitudes Apartments during the quarter ended June 30, 2004.

         In May 2004 we issued 20,000 shares of our common stock with an imputed value of $251,000 in exchange for operating partnership units formerly held by a minority unitholder. We issued these shares to Paul Chrysson, a member of our Board of Directors.

         Effective July 19, 2004, we completed the placement of 1.42 million shares of common stock at a price of $12.50 per share to a number of institutional investors and mutual funds pursuant to a registered direct placement. We expect that net proceeds of this placement will be approximately $16.9 million. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We immediately applied proceeds of the stock issue to reduce our revolving line of credit secured by Latitudes Apartments by $17.0 million.

         During the first quarter of 2004, we issued 1.18 million shares of common stock at a price of $11.75 per share to a number of institutional investors and mutual funds pursuant to a private placement, for net proceeds of approximately $13.0 million. We immediately applied $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

         As of June 30, 2004, total long-term debt was $265.8 million, including $193.0 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $72.8 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.5% at June 30, 2004, down from 5.9% at March 1, 2004.

         As of July 31, 2004, total long-term debt was $258.3 million, including $207.9 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $50.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at July 31, 2004, was 5.8%. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $510,000.

Cash Flows and Liquidity

         Net cash flows from operating activities were $2.3 million in the second quarter of 2004, compared to $2.0 million in the second quarter of 2003. Through the first six months of 2004, net cash flows from operating activities were $5.8 million, compared to $4.2 million through the first six months of 2003. Improvements in operating results produced approximately $1.0 million of the increase in second quarter comparisons and $1.4 million of the increase in six month comparisons; remaining differences are attributable to timing of cash receipts and disbursements.

         Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share (approximately $2.1 million) on August 16, 2004, to shareholders of record of our common stock as of August 2, 2004, as well as $250,000 dividends to the preferred shareholder.

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

Critical Accounting Policies - Capital expenditures and depreciation

         We identify and discuss our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-K. Our policy and practice regarding capital expenditures and depreciation, which may be of particular interest to readers of this Quarterly Report, are further discussed below.

         In general, for the 15 apartment properties acquired before 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For apartment properties acquired in 2002 and later, we have or will perform analyses of components of the real estate assets acquired. For these properties, we assign estimated useful lives as follows: base building structure, 45-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

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

         Capital expenditures at our apartment communities during the first six months of 2004 totaled approximately $1.5 million, including approximately $251,000 for acquisition improvements, $391,000 for additions and betterments, and $901,000 for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during the first six months of 2004 totaled approximately $2.9 million, including $1.2 million in compensation of service staff and $1.7 million in payments for materials and contracted services.

         A summary of capital expenditures at our apartment communities through June 30, 2004, in aggregate and per apartment unit, follows:

                                                         Total       Per unit
                                                      ------------ ------------
                                                      (000's)

Recurring capital expenditures:
   Floor coverings                                         $374        $  76
   Appliances/HVAC                                          161           33
   Exterior paint                                             -            -
   Computer/support equipment                                31            6
   Other                                                    335           68
                                                      ------------ ------------
                                                           $901         $183
                                                      ============ ============

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties        $251
   Additions and betterments at apartment properties        360
   Computer/support equipment                                31
                                                      ------------
                                                           $642
                                                      ============

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We completed a number of significant acquisition and financing transactions during the second quarter of 2004 and during the month of July, 2004.

         As of June 30, 2004, total long-term debt was $265.8 million, including $193.0 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $72.8 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.5% at June 30, 2004, down from 5.9% at March 1, 2004.

         As of July 31, 2004, total long-term debt was $258.3 million, including $207.9 million of notes payable at fixed interest rates ranging from 5.06% to 8.55%, and $50.4 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at July 31, 2004, was 5.8%. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $510,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of July 31, 2004 (all amounts in thousands).

                                                       Expected maturity dates
                             2004        2005        2006        2007        2008       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $    489    $  6,816     $ 1,599     $49,518     $38,337    $111,144    $207,903
   Average interest rate       5.43%       8.12%       6.06%       6.94%       6.56%       6.10%       6.45%


                                                       Expected maturity dates
                             2004        2005        2006        2007        2008       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Variable rate notes        $ 10,575    $      833   $15,483     $23,516           -           -    $ 50,407
   Average interest rate       3.01%       2.97%       2.97%       2.92%                               2.96%


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

         Based on our most recent evaluation, which was completed as of the end of the second quarter of 2004, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on May 20, 2004. Of the 7,098,698 shares of common stock issued, outstanding, and entitled to vote at this meeting, 5,994,594, or 84.45%, were present in person or by proxy. The following proposal was approved:

                                                                                  Withheld/       Broker
                                                      For          Against        Abstained      Non-votes
                                                 -------------- --------------- -------------- --------------
Election of directors to serve until the 2007 annual meeting:
     Stephen R. Blank                              5,755,948             -0-        238,646             -0-
     Philip S. Payne                               5,762,268             -0-        232,326             -0-

Election of a Series B director to serve until
     the 2005 annual meeting:
     Peter J. Weidhorn (elected by the holders
     of Series B Cumulative Preferred Stock)
                                                     909,090             -0-             -0-            -0-

         Other directors, whose terms of office as directors continue after the meeting, are as follows:

Serving until the 2005 annual meeting:
     D. Scott Wilkerson
     Paul G. Chrysson

Serving until the 2006 annual meeting:
     W. Michael Gilley


Item 5.  Other Information

Re-appointment of officers

         The Company has announced the re-appointment of the following officers:

D. Scott Wilkerson    President and Chief Executive Officer
Philip S. Payne       Chairman, Chief Financial Officer, and Assistant Secretary
Pamela B. Bruno       Vice President, Treasurer, Chief Accounting Officer, and
                      Assistant Secretary
Eric S. Rohm          Vice President, Secretary, and General Counsel


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     3.1* Amended and Restated Bylaws of BNP Residential Properties, Inc., adopted May 20, 2004 (filed as Exhibit 3.1 to the BNP Residential Properties, Inc. Current Report on Form 8-K dated July 14, 2004, and incorporated by reference herein).
    31.1        Section 302 Certification by Chief Executive Officer
    31.2        Section 302 Certification by Chief Financial Officer
    32.1        Section 906 Certification by Chief Executive Officer
    32.2        Section 906 Certification by Chief Financial Officer

*Incorporated herein by reference

b) Reports on Form 8-K

We issued the following current reports on Form 8-K during the quarter ended June 30, 2004:

o             Current report on Form 8-K dated May 4, 2004, to furnish under
              Item 12 a press release announcing the results of operations and financial condition of the company as of and for the quarter ended March 31, 2004.

o             Current report on Form 8-K dated May 12, 2004, to report under
              Item 5 the acquisition of Page Park Holdings, LLC, and its primary asset, Bridges at Wind River Apartments (formerly named Oakwood Raleigh Apartments).

o             Current report on Form 8-K dated May 17, 2004, to report under
              Item 12 our report to shareholders announcing the results of operations and financial condition of the company as of and for the quarter ended March 31, 2004.

o             Current report on Form 8-K dated June 1, 2004, to report under
              Item 5 a press release announcing the resignation and retirement of B. Mayo Boddie from our Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BNP RESIDENTIAL PROPERTIES, INC.
                                 (Registrant)




August 9, 2004                        /s/ Philip S. Payne
                                 -----------------------------------------
                                 Philip S. Payne
                                 Chairman and
                                 Chief Financial Officer
                                 (Duly authorized officer)



August 9, 2004                        /s/ Pamela B. Bruno
                                 -----------------------------------------
                                 Pamela B. Bruno
                                 Vice President, Treasurer and
                                 Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                         Page

     3.1*     Amended and Restated Bylaws of BNP Residential                -
              Properties, Inc., adopted May 20, 2004 (filed
              as Exhibit 3.1 to the BNP Residential Properties,
              Inc. Current Report on Form 8-K dated July 14, 2004,
              and incorporated by reference herein).
    31.1      Section 302 Certification by Chief Executive Officer         29
    31.2      Section 302 Certification by Chief Financial Officer         30
    32.1      Section 906 Certification by Chief Executive Officer         31
    32.2      Section 906 Certification by Chief Financial Officer         32

*Incorporated herein by reference