Form 10-Q
period 2004-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2004-11-09
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________
0
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
                     -- -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 4, 2004 (the latest practicable date).

Common Stock, $.01 par value                   8,636,173
----------------------------                   -----------------------
(Class)                                        (Number of shares)






                                                        Exhibit index:  page 28

                                TABLE OF CONTENTS


Item No.                                                                Page No.

           PART I - Financial Information

   1       Financial Statements                                              3
   2 Management's Discussion and Analysis of Financial Condition 13 and Results of Operations
   3       Quantitative and Qualitative Disclosures                         25
           About Market Risk
   4       Controls and Procedures                                          26

           PART II - Other Information

   6       Exhibits                                                         26

           Signatures                                                       27

                         PART I - Financial Information

Item 1. Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
--------------------------------------------------------------------------------
Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                             2004               2003
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                    $387,056,730       $299,661,224
   Restaurant properties                                                     37,405,385         37,405,385
                                                                       ------------------ ------------------
                                                                            424,462,115        337,066,609
   Less accumulated depreciation                                            (63,324,361)       (56,052,569)
                                                                       ------------------ ------------------
                                                                            361,137,754        281,014,040
Cash and cash equivalents                                                     1,592,608            564,426
Prepaid expenses and other assets                                             7,074,664          3,408,127
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                 1,115,088          1,115,088
   Deferred financing costs                                                   1,603,426          1,098,025
                                                                       ------------------ ------------------
         Total assets                                                      $372,523,540       $287,199,706
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                      $286,803,385       $229,714,263
Accounts payable and accrued expenses                                         5,021,779          1,408,659
Deferred revenue and security deposits                                        1,499,175          1,343,999
Deferred credit for defeasance of interest,
   net of accumulated amortization                                                    -            104,960
                                                                       ------------------ ------------------
      Total liabilities                                                     293,324,339        232,571,881

Minority interest in operating partnership                                   14,850,572         15,894,909

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at June 30, 2004, and December 31, 2003                           10,000,000         10,000,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   8,576,400 at September 30, 2004,
   5,907,133 at December 31, 2003                                                85,764             59,071
Additional paid-in capital                                                  102,315,047         71,473,473
Dividend distributions in excess of net income                              (48,052,182)       (42,799,628)
                                                                       ------------------ ------------------
      Total shareholders' equity                                             64,348,629         38,732,916
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                        $372,523,540       $287,199,706
                                                                       ================== ==================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations
(Unaudited)


                                              Three months ended                  Nine months ended
                                                 September 30                       September 30
                                             2004             2003              2004             2003
                                       ----------------- ---------------- ----------------- ----------------
Revenues
Apartment rental income                    $12,297,657       $ 9,650,103      $32,929,903       $27,488,052
Restaurant rental income                       957,446           970,316        2,872,340         2,951,025
Management fee income                          176,543           229,141          581,944           679,035
Casualty gains                                 268,736                 -          268,736                 -
Interest and other income                       25,947            26,528          162,282           180,876
                                       ----------------- ---------------- ----------------- ----------------
                                            13,726,329        10,876,088       36,815,205        31,298,988
Expenses
Apartment operations                         5,090,831         3,999,767       13,340,773        11,325,654
Apartment administration                       563,672           413,681        1,604,094         1,153,851
Corporate administration                       497,243           445,267        1,724,156         1,789,607
Depreciation                                 3,160,927         2,527,557        8,390,482         7,349,954
Amortization of deferred
   loan costs                                  107,877            81,439          263,486           236,222
Interest                                     3,910,142         3,278,652       10,480,189         9,716,800
Write-off of unamortized loan
   costs at refinance                           85,341                 -           85,341                 -
                                       ----------------- ---------------- ----------------- ----------------
                                            13,416,033        10,746,363       35,888,521        31,572,088
                                       ----------------- ---------------- ----------------- ----------------
Income (loss) before
   minority interest                           310,296           129,725          926,684          (273,100)
Minority interest in
   operating partnership                        11,073            (7,372)          37,768          (163,465)
                                       ----------------- ---------------- ----------------- ----------------
Net income (loss)                              299,223           137,097          888,916          (109,635)
Cumulative preferred dividend                  250,000           160,616          750,000           410,616
                                       ----------------- ---------------- ----------------- ----------------
Income (loss) available to
   common shareholders                     $    49,223       $   (23,519)     $   138,916       $  (520,251)
                                       ================= ================ ================= ================

Per share amounts:
Basic earnings per share -
   Net income (loss)                           $ 0.03            $ 0.02           $ 0.12            $(0.02)
                                       ================= ================ ================= ================
   Income (loss) available to
      common shareholders                      $ 0.01            $(0.01)          $ 0.02            $(0.09)
                                       ================= ================ ================= ================
Diluted earnings per share -
   Net income (loss)                           $ 0.03            $ 0.01           $ 0.10            $(0.04)
                                       ================= ================ ================= ================
   Income (loss) available to
      common shareholders                      $ 0.01            $(0.01)          $ 0.02            $(0.09)
                                       ================= ================ ================= ================
Dividends declared                             $ 0.25            $ 0.25           $ 0.75            $ 0.75
                                       ================= ================ ================= ================

Weighted average common
   shares outstanding                        8,289,144         5,877,060        7,275,170         5,858,082
                                       ================= ================ ================= ================


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2003     909,090 $10,000,000   5,907,133    $59,071   $ 71,473,473  $(42,799,628)   $38,732,916
Common stock issued                 -           -   1,191,565     11,916     13,233,713             -     13,245,629
Dividends paid - preferred          -           -           -          -              -      (250,000)      (250,000)
Dividends paid - common             -           -           -          -              -    (1,476,783)    (1,476,783)
Net income                          -           -           -          -              -       373,059        373,059
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2004        909,090  10,000,000   7,098,698     70,987     84,707,186   (44,153,352)    50,624,821
Common stock issued                 -           -      36,733        367        463,081             -        463,448
Costs of stock issues               -           -           -          -        (56,299)            -        (56,299)
Dividends paid - preferred          -           -           -          -              -      (250,000)      (250,000)
Dividends paid - common             -           -           -          -              -    (1,774,675)    (1,774,675)
Net income                          -           -           -          -              -       216,634        216,634
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2004         909,090  10,000,000   7,135,431     71,354     85,113,968   (45,961,393)    49,223,929
Common stock issued                 -           -   1,440,969     14,410     17,201,079             -     17,215,489
Dividends paid - preferred          -           -           -          -              -      (250,000)      (250,000)
Dividends paid - common             -           -           -          -              -    (2,140,012)    (2,140,012)
Net income                          -           -           -          -              -       299,223        299,223
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance September 30, 2004    909,090  $10,000,000  8,576,400    $85,764   $102,315,047  $(48,052,182)   $64,348,629
                             ========= ============ =========== ========== ============= =============== ============


BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2004             2003
                                                                          ----------------- ----------------
Operating activities:
Net income (loss)                                                           $     888,916      $   (109,635)
Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Casualty gains                                                                (268,736)                -
   Write-off of unamortized loan costs
      at refinancing                                                               85,341                 -
   Minority interest in operating partnership                                      37,768          (163,465)
   Depreciation and amortization of loan costs                                  8,653,968         7,586,176
   Amortization of defeasance credit                                             (104,960)         (149,696)
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                        (3,306,169)       (2,381,973)
      Accounts payable and accrued expenses                                     3,014,871         2,017,373
      Deferred revenue and security deposits                                      (57,401)          (78,362)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       8,943,598         6,720,418

Investing activities:
Acquisitions of apartment properties                                          (48,305,072)      (23,382,176)
Additions to apartment properties, net                                         (3,027,949)       (2,389,560)
Casualty proceeds                                                                 895,060                 -
Sale of restaurant properties                                                           -         1,244,038
                                                                          ----------------- ----------------
Net cash used in investing activities                                         (50,437,961)      (24,527,698)

Financing activities:
Net proceeds from issuance of preferred stock                                           -         4,970,299
Net proceeds from issuance of common stock                                     30,555,679           550,633
Distributions to operating partnership minority unitholders                    (1,380,062)       (1,385,150)
Dividends paid to preferred shareholder                                          (750,000)         (376,027)
Dividends paid to common shareholders                                          (5,391,470)       (4,386,676)
Proceeds from notes payable                                                   111,905,790        25,985,610
Principal payments on notes payable                                           (91,563,164)       (7,537,851)
Payment of deferred financing costs                                              (854,228)         (244,174)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                      42,522,545        17,576,664
                                                                          ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                            1,028,182          (230,616)
Cash and cash equivalents at beginning of period                                  564,426           884,316
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                  $   1,592,608      $    653,700
                                                                          ================= ================

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2004
(Unaudited)

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

Stock-based compensation
The company has one employee Stock Option and Incentive Plan in place. We account for this plan using the intrinsic value method, under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to this significant estimate for stock-based employee compensation, the effect would have been to reduce net income as reported by less than $200 for the nine months ended September 30, 2004 and 2003, respectively, with no impact on basic and diluted earnings per share amounts as reported.

Note 3.  Apartment property acquisitions

During the third quarter of 2004, we completed the following apartment acquisitions:

o Savannah Shores Apartments - 198-unit property located in Myrtle Beach, South Carolina, acquired July 1, 2004, for an initial purchase price of $12.5 million. The acquisition agreement provides for potential earn-out of additional purchase price of up to $1.7 million within a three-year period upon attainment of certain performance standards; this would be funded through the issuance of operating partnership units with an imputed value of $13.00 per unit to the contributors. We paid the initial purchase price through issuance of 7,695 operating partnership units with an imputed value of approximately $0.1 million, assumption of $12.2 million in debt obligations, and assumption of approximately $0.2 million net operating liabilities in excess of operating assets acquired. Two members of the contributor group in this transaction serve on our Board of Directors. Prior to this transaction, we managed the property under a third-party management contract.

o Fairington Apartments - 250-unit property located in Charlotte, North Carolina, acquired August 5, 2004, for a contract price of $18.5 million, paid in cash.

o    Bridges at Southpoint Apartments (formerly named Sterling Park Apartments)
     - 192-unit property located in Durham, North Carolina, acquired September 30, 2004, for a contract price of $10.2 million, paid in cash.

During the second quarter of 2004, we completed the following apartment acquisitions:

o Bridges at Wind River Apartments (formerly named Oakwood Raleigh Apartments) - 346-unit property located in Durham, North Carolina, acquired May 12, 2004, for a contract price of $25.0 million, including issuance of 39,270 operating partnership units with an imputed value of approximately $511,000, assumption of approximately $24.6 million in debt obligations, and receipt of an estimated $0.2 million net operating assets, including approximately $200,000 cash.

o Carriage Club Apartments - 268-unit property located in Mooresville, North Carolina, acquired June 29, 2004, for a contract price of $19.65 million, paid in cash.

Note 4.  Financing transactions

During the third quarter of 2004, we completed the following financing transactions:

o $9.0 million variable-rate note payable, effective July 1, 2004, secured by a deed of trust and assignment of rents of Savannah Shores Apartments. The three-year note provides for interest at 30-day LIBOR plus 1.8%, payable monthly, and principal due July 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of approximately $16,000 will be payable monthly beginning August 2007, with the remaining principal balance of approximately $8.6 million due July 2009. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $56,000. We applied proceeds of this loan, along with additional funds drawn on our revolving line of credit, to retire the existing $12.2 million loan obligation related to Savannah Shores.

o $15.0 million fixed-rate note payable, effective July 13, 2004, secured by a deed of trust and assignment of rents of The Harrington Apartments. The note provides for interest at 5.15% payable in monthly installments of approximately $65,000 through August 2005, then principal and interest payable in monthly installments of approximately $82,000 September 2005 through July 2009, with a balloon payment of approximately $14.1 million at maturity in August 2009. We applied the proceeds to retire a $14.4 million variable-rate note payable. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $92,000.

o $13.4 million variable-rate note payable, effective August 5, 2004, secured by a deed of trust and assignment of rents of Fairington Apartments. The note provides for interest at 30-day LIBOR plus 1.75%, payable monthly, with principal due August 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of approximately $31,000 will be payable monthly beginning September 2007, with the remaining principal balance of approximately $12.7 million due August 2009. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $76,000.

o $8.2 million fixed-rate note payable, effective September 27, 2004, secured by a deed of trust and assignment of rents of Bridges at Southpoint Apartments. The note provides for interest at a fixed rate of 4.93%, payable in monthly installments of approximately $34,000 through October 2007, then principal and interest payable in monthly installments of approximately $44,000 November 2007 through September 2014, with a balloon payment of approximately $7.3 million at maturity in October 2014. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $61,000.

During the second quarter of 2004, we completed the following financing transactions:

o $11.5 million variable-rate note payable, effective April 30, 2004, secured by a deed of trust and assignment of rents of Chason Ridge Apartments. The note provides for interest at 30-day LIBOR plus 1.75%, payable monthly, and principal due May 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of approximately $27,000 will be payable monthly beginning June 2007, with the remaining principal balance of approximately $10.9 million due April 2009. We applied approximately $9.4 million of these proceeds to retire an existing 8.5% deed of trust note related to Chason Ridge. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $98,000, and we wrote off unamortized loan costs of approximately $85,000 related to the debt retired.

o $19.7 million fixed-rate note payable, effective May 12, 2004, secured by a deed of trust and assignment of rents of Bridges at Wind River Apartments. The note provides for interest at 5.57% payable in monthly installments of principal and interest of approximately $113,000, with a balloon payment of approximately $16.5 million at maturity in June 2014, subject to an optional extension for one year with interest at a variable rate. We applied the proceeds of this note, along with additional funds drawn on our revolving line of credit, to retire the existing $24.6 million loan obligations related to Bridges at Wind River. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $160,000.

o $14.9 million fixed-rate note payable, effective June 29, 2004, secured by a deed of trust and assignment of rents of Carriage Club Apartments. The note provides for interest at 5.15% payable in monthly installments of approximately $65,000 through July 2005, then principal and interest payable in monthly installments of approximately $81,000 August 2005 through June 2009, with a balloon payment of approximately $14.0 million at maturity in July 2009. In conjunction with this transaction, we paid and recorded deferred loan costs of approximately $90,000.

In June 2004, we modified our revolving line of credit with a bank secured by the Latitudes Apartments to increase the maximum loan amount to $30.0 million, extend the term of the loan through November 2007, and reduce the variable interest rate on outstanding amounts to 30-day LIBOR plus 1.65%. In conjunction with this modification, we paid and recorded deferred loan costs of approximately $185,000.

During the second and third quarters of 2004, we made draws on this line of credit totaling $20.2 million in conjunction with apartment acquisitions.

Note 5.  Casualty Gains

During the third quarter of 2004 we recorded casualty gains of $268,736 related to fires that occurred at two apartment communities. These gains were the result of receipts during the third quarter of insurance proceeds of approximately $895,000, offset by the write off of approximately $626,000 net book value of an apartment building (containing 20 apartment units) that was approximately 80% destroyed and a clubhouse building that was approximately 20% destroyed.

Note 6.  Shareholders' equity

On July 19, 2004, we issued 1,420,000 shares of common stock at a price of $12.50 per share, to a number of institutional investors and mutual funds pursuant to a registered direct placement, for a total purchase price of approximately $17.75 million. Through September 30, 2004, we incurred costs totaling approximately $0.8 million related to this placement. We expect to use the net proceeds to fund future acquisitions, to repay bank debt, and for general corporate purposes. We immediately applied $17.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

On February 23, 2004, we issued 1,175,519 shares of common stock at a price of $11.75 per share, to a number of institutional investors and mutual funds pursuant to a private placement, for a total purchase price of approximately $13,812,000. We incurred costs associated with this placement totaling approximately $0.8 million. We expect to use the net proceeds to fund future acquisitions, to repay bank debt, and for general corporate purposes. We immediately applied $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

In August 2004, we issued 16,351 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan ("DRIP") for proceeds of approximately $214,000. During the first and second quarters of 2004, we issued a total of 32,779 shares of our common stock through our DRIP for proceeds of approximately $407,000.

In addition, in May 2004, we issued 20,000 shares of our common stock with an imputed value of $251,000 in exchange for operating partnership units formerly held by a minority unitholder; we issued these shares to Paul Chrysson, a member of our Board of Directors. In July 2004, we issued 4,618 shares of our common stock in exchange for operating partnership units formerly held by a minority unitholder.

We calculated basic and diluted earnings per common share using the following amounts:



                                               Three months ended                  Nine months ended
                                                  September 30                        September 30
                                              2004             2003              2004              2003
                                        ----------------- ---------------- ----------------- -----------------
Numerators:
Numerator for basic
  earnings per share -
  Net income (loss)                         $   299,223      $    137,097      $   888,916      $   (109,635)
  Cumulative preferred dividend                (250,000)         (160,616)        (750,000)         (410,616)
                                        ----------------- ---------------- ----------------- -----------------
  Income (loss) available to
     common shareholders                    $    49,223      $    (23,519)     $   138,916      $   (520,251)
                                        ================= ================ ================= =================

Numerator for diluted
  earnings per share -
  Net income (loss) (1)                     $   310,296      $    129,725      $   926,684      $   (273,100)
  Cumulative preferred dividend                (250,000)         (160,616)        (750,000)         (410,616)
                                        ----------------- ---------------- ----------------- -----------------
  Income (loss) available to
    common shareholders (1)                 $    60,296      $    (30,891)     $   176,684      $   (683,716)
                                        ================= ================ ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average common
  shares outstanding                          8,289,144         5,877,060        7,275,170         5,858,082
Effect of dilutive securities:
  Convertible Operating
     Partnership units                        1,864,700         1,842,337        1,852,101         1,843,614
  Stock options (2)                              35,735             6,564           24,538             5,161
                                        ----------------- ---------------- ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                        10,189,579         7,725,961        9,151,809         7,706,857
                                        ================= ================ ================= =================

(1) Assumes conversion of operating partnership units to common shares; minority interest in operating partnership income has been eliminated.
(2) We excluded options to purchase 120,000 shares at $13.125 from the calculation of diluted earnings per share for the nine months ended September 30, 2004. We also excluded additional options to purchase 140,000 shares of common stock at $12.50, 110,000 shares of common stock at $12.25, and 60,000 shares of common stock at $11.25 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003. The exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.


Note 7.  Subsequent events

On October 22, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.25 per share to be paid on November 15, 2004, to common shareholders of record on November 1, 2004. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder in accordance with the company's charter provisions governing those shares.

In early October 2004, we issued an additional 2,482 operating partnership units with an imputed value of approximately $32,000 in final settlement of net operating assets received in the acquisition of Bridges at Wind River Apartments.

Also in October 2004, we issued 59,773 shares of our common stock for exercise of options by three of our employees. In conjunction with this issue, we received cash proceeds of approximately $700,000.

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

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to disclose the results of any revision to these forward-looking statements we may make to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

         You should read the discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K.

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of November 4, 2004, we currently own 25 apartment communities containing 6,113 units and provide third-party management services for seven communities containing a total of 1,799 units. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         From an operational point of view, we were pleased with the third quarter of 2004. During the quarter we acquired three apartment communities, raised $17.75 million in new equity, and saw continued improvement in apartment operations and restaurant sales. We were, however, somewhat disappointed with our results for the quarter. A number of factors combined to reduce our reported results for the quarter below what we had hoped to achieve.

o In July 2004, we raised approximately $17.75 million of new equity through the issuance of 1.4 million shares of common stock. While the purpose of this transaction was to provide capital to allow us to acquire additional apartment properties, we temporarily used the proceeds of this offering to pay down our operating line of credit. The net effect of this was to dilute our earnings and funds from operations for the third quarter by approximately $0.03 per share.

o The Sarbanes-Oxley Act requires us to document, test and certify our internal controls as of the end of this year. Like many public companies, we engaged a consulting firm to assist with this undertaking. In the third quarter, we spent in excess of $75,000 on this project. While we expect that we will incur ongoing expenses associated with Sarbanes-Oxley requirements in the future, we do not expect that the cost of this initial internal controls documentation project will be repeated.

o During the third quarter, we decided to lock down long-term, fixed-rate financing on a property that had been acquired using a variable-rate loan. This resulted in the one-time write off of approximately $85,000 of unamortized loan costs incurred when the acquisition loan was put in place in 2003.

o During the third quarter we recorded certain expenses, primarily related to payroll, that on a comparable basis were reported in the fourth quarter of 2003. As a result of this variance in timing, approximately $150,000 in expense was recorded in the third quarter of 2004 which, on a comparable basis, would have been reported in the fourth quarter.

         We are pleased with the progress we have made over the past several quarters. So far this year, we have added five apartment communities, raised more than $31 million in new capital in two equity placements, significantly expanded our institutional investor base, completed one apartment property rehabilitation, and begun rehabilitation projects on two additional apartment properties. We believe we are well positioned to take advantage of any improvement in our markets.

         However, our long-term optimism is tempered somewhat by concern that the current economic recovery, particularly for people in the income ranges typical of our residents, is quite fragile. It is important to remember that, with the notable exception of 2003, it is normal for us to see a drop off in occupancy in our apartment properties in the winter months. Our concern is that the current economic climate will exacerbate this trend. With this in view, our primary objective through the winter months will be to maintain occupancy at acceptable levels, with the goal of putting ourselves in position to begin working to raise rental rates in the spring of 2005.

Revenues

         Total revenues in the third quarter of 2004 were $13.7 million, an increase of 26.2% compared to the third quarter of 2003. Total revenues through the first nine months of 2004 were $36.8 million, a 17.6% increase compared to the first nine months of 2003.

         Apartment rental income totaled $12.3 million in the third quarter of 2004, an increase of 27.4% compared to the third quarter of 2003. Through the first nine months of 2004, apartment rental income totaled $32.9 million, a 19.8% increase compared to the first nine months of 2003. These increases are primarily attributable to seven apartment acquisitions in 2003 and 2004. These new apartment properties contributed approximately $2.9 million in revenue in the third quarter of 2004 and approximately $5.0 million in revenue through the first nine months of 2004.

         On a "same-units" basis (the 18 apartment communities that we owned through the first nine months of both 2004 and 2003), apartment rental income increased by 2.3% in the third quarter of 2004 compared to the third quarter of 2003, and by 4.4% for the first nine months of 2004 compared to the first nine months of 2003. This increase was the result of improvements in occupancy as well as revenue per occupied unit. On a same-units basis, average economic occupancy was 95.2% for the third quarter of 2004, compared to 93.8% for the third quarter of 2003; and 95.2% for the first nine months of 2004, compared to 92.1% for the first nine months of 2003. On a same-units basis, average revenue per occupied unit was $743 for the third quarter of 2004, compared to $737 for the third quarter of 2003; and $737 for the first nine months of 2004, compared to $729 for the first nine months of 2003.

            Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2004 follow:

                                                      Three months ended               Nine months ended
                                                         September 30                    September 30
                                                                 Average                          Average
                                                                 monthly                          monthly
                                 Number                          revenue                          revenue
                                   of                Average       per                Average       per
                               apartment             economic    occupied             economic    occupied
                                 units              occupancy      unit              occupancy      unit
                               -----------          ----------- -----------          ----------- -----------

Abbington Place                       360                95.0%        $762                93.7%        $759
Allerton Place                        228                95.2%         810                94.6%         785
Barrington Place                      348                95.5%         741                95.0%         751
Brookford Place                       108                98.8%         686                97.9%         679
Carriage Club(2)                      268                94.0%         741                94.0%         741
Chason Ridge                          252                95.3%         811                97.2%         797
Fairington(2)                         250                93.2%         693                93.2%         693
The Harrington(1)                     288                95.8%         749                93.4%         745
Harris Hill                           184                96.1%         630                95.7%         641
Latitudes                             448                97.6%         937                97.2%         916


                                                      Three months ended               Nine months ended
                                                         September 30                    September 30
                                                                 Average                          Average
                                                                 monthly                          monthly
                                 Number                          revenue                          revenue
                                   of                Average       per                Average       per
                               apartment             economic    occupied             economic    occupied
                                 units              occupancy      unit              occupancy      unit
                               -----------          ----------- -----------          ----------- -----------
Madison Hall                          128                94.4%         607                94.6%         600
Marina Shores Waterfront              290                96.5%         782                95.0%         765
Oakbrook                              162                92.5%         695                94.9%         693
Oak Hollow                            461                91.4%         617                93.1%         611
Paces Commons                         336                95.6%         630                96.2%         631
Paces Village                         198                96.0%         670                94.2%         673
Pepperstone                           108                97.5%         660                97.2%         664
Savannah Place                        172                93.7%         715                93.5%         708
Savannah Shores(2)                    198                94.5%         817                94.5%         817
Bridges at Southpoint(3)              192
Summerlyn Place                       140                95.3%         826                94.7%         833
The Place(1)                          144                93.9%         551                96.3%         557
Waterford Place                       240                97.3%         882                95.6%         877
Woods Edge                            264                92.7%         704                94.7%         705
Bridges at Wind River(2)              346                86.3%         818                87.4%         825

All apartments(3)
   - 2004                           5,921                94.5%         745                94.8%         735
   - 2003                           4,859                93.7%         733                92.0%         727

Same units(1,2,3)                   4,427
   - 2004                                                95.2%         743                95.2%         737
   - 2003                                                93.8%         737                92.1%         729

(1) We acquired The Place in March 2003 and The Harrington in August 2003. We have excluded these communities from same-units calculations as of September 30.
(2) We acquired Bridges at Wind River in May 2004, Carriage Club in late June 2004, Savannah Shores in July 2004, and Fairington in August 2004. We have excluded these communities from same-units calculations as of September 30. Amounts included above reflect calculations of occupancy and revenue per occupied unit since dates of acquisition.
(3) We acquired Bridges at Southpoint on September 30, 2004. We have excluded this community from calculations of occupancy and revenue per occupied unit.

         Restaurant rental income was $1.0 million in the third quarters of both 2004 and 2003. Through the first nine months of 2004, restaurant rental income was $2.9 million, compared to $3.0 million through the first nine months of 2003. A slight decline in 2004 restaurant rental income as compared to 2003 is attributable to the sale of two restaurant properties during 2003. "Same-store" (those 40 restaurant properties that operated through the first nine months of both 2004 and 2003) sales at our restaurant properties increased by 6.4% compared to the third quarter of 2003, and by 12.4% compared to the first nine months of 2003. For the first time in almost nine years, during the second and third quarters of 2004, sales at our restaurant properties exceeded the threshold for percentage rent; on a year-to-date basis, sales have just passed the threshold for percentage rent. Under the master lease for these 40 restaurant properties, annual rent is the greater of $3,829,787 or 9.875% of food sales.

         Management fee income totaled $177,000 in the third quarter of 2004, compared to $229,000 in the third quarter of 2003. Through the first nine months of 2004, management fee income totaled $582,000, compared to $679,000 through the first nine months of 2003. This decrease is attributable to the termination of management contracts for several properties in 2003; along with the July 2004 acquisition of Savannah Shores, which we previously managed, and termination of the management contract for another property in June 2004. Management fees for these two properties totaled approximately $65,000 through the first six months of 2004.

         During the third quarter of 2004, we recorded casualty gains of approximately $269,000 related to fires that occurred at two apartment communities, as follows:

o In September 2003, approximately 20% of the clubhouse at Oakbrook Apartments was damaged by fire. In September 2004, we received final settlement from the insurance carrier. Insurance proceeds totaled approximately $114,000, including approximately $18,000 for out-of-pocket costs related to securing the damaged area and approximately $96,000 for assets destroyed in the fire. We identified and wrote off assets destroyed with a net book value of approximately $72,000, including building net book value of approximately $67,000 and furniture and equipment with net book value of approximately $5,000. We recorded a casualty gain of approximately $24,000 related to this settlement. We have spent approximately $111,000 to replace the damaged portion of the building and contents.

o In April 2004, approximately 80% of one apartment building (which contained 20 apartment units) at Latitudes Apartments, a 448-unit apartment community, was damaged by fire. Through September 2004, we have received preliminary settlement from the insurance carrier totaling approximately $917,000, including approximately $118,000 for out-of-pocket costs related to securing the damaged area and approximately $799,000 for assets destroyed in the fire. We identified and wrote off assets destroyed with a net book value of approximately $554,000, including building net book value of approximately $531,000 and furniture and equipment with net book value of approximately $23,000. We recorded a casualty gain of approximately $245,000 related to this preliminary settlement. Reconstruction of the building has recently begun, and we expect to complete the reconstruction in early 2005. In the meantime, we have recorded (and included in rental income) approximately $82,000 in additional agreed-to proceeds for rental interruption on the apartment units. We are insured for the loss, including rent continuation insurance which covers 100% of lost rental income.

         Generally accepted accounting principles require us to recognize this gain on the insurance proceeds for assets destroyed. However, the economic reality is that we have or will invest all of the insurance proceeds to replace the assets that were destroyed.

Expenses

         Total expenses, including non-cash charges for depreciation, amortization, and write-off of unamortized loan costs at refinance, were $13.4 million in the third quarter of 2004, an increase of 24.8% compared to the third quarter of 2003. Through the first nine months of 2004, total expenses were $35.9 million, an increase of 13.7% compared to the first nine months of 2003.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the third quarter of 2004 totaled $5.1 million, a 27.3% increase compared to the third quarter of 2003. Through the first nine months of 2004, apartment operations expense totaled $13.3 million, a 17.8% increase compared to the first nine months of 2003. These increases are primarily attributable to apartment acquisitions in 2003 and 2004; these communities generated apartment operations expense of $1.3 million in the third quarter and $2.2 million through the first nine months of 2004. On a same-units basis, apartment operations expense decreased by 0.5% for the third quarter, and increased 1.1% through the first nine months, of 2004 as compared to 2003.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration (the costs associated with oversight, accounting and support of our apartment management activities for both owned and third-party properties) and corporate administration expense totaled $1.1 million in the third quarter of 2004, a 23.5% increase compared to the third quarter of 2003. Through the first nine months of 2004, administrative expenses totaled $3.3 million, a 13.1% increase compared to the first nine months of 2004. These increases are attributable to additional corporate support staff, software and insurance costs, as well as approximately $75,000 spent in the third quarter of 2004 for development of compliance documentation required by the Sarbanes-Oxley Act.

         Depreciation expense totaled $3.2 million in the third quarter of 2004, a 25.1% increase compared to the third quarter of 2003. Through the first nine months of 2004, depreciation expense totaled $8.4 million, a 14.2% increase compared to the first nine months of 2003. These increases are primarily attributable to the addition of apartment communities.

         Interest expense totaled $3.9 million in the third quarter of 2004, an increase of 19.3% compared to the third quarter of 2003. Through the first nine months of 2004, interest expense totaled $10.5 million, an increase of 7.9% compared to the first nine months of 2003. These increases are primarily attributable to new debt issued in conjunction with acquisitions of apartment properties, offset somewhat by declines in weighted average interest rates. Overall, weighted average interest rates were 5.7% for the third quarter and first nine months of 2004, compared to 5.9% for the third quarter and 6.0% for the first nine months of 2003. (See further discussion in "Capital Resources and Liquidity - Capital Resources" below.)

Net Income

         Operating partnership earnings before non-cash charges for depreciation, amortization and write-off of unamortized loan costs at refinance totaled $3.7 million for the third quarter of 2004, a 33.8% increase compared to $2.7 million for the third quarter of 2003. Through the first nine months of 2004, operating partnership earnings before non-cash charges for depreciation, amortization and write-off of unamortized loan costs at refinance totaled $9.7 million, a 32.2% increase compared to $7.3 million through the first nine months of 2003. These increases are attributable to casualty gains recorded in the third quarter of 2004, the positive impact of new apartment communities, and improvements in apartment revenues.

         Income before minority interest (operating partnership income, after deducting depreciation, amortization, and the July 2004 $85,000 charge for write-off of unamortized loan costs at refinance, and before deductions for the minority interest in the operating partnership and the cumulative preferred dividend) was $310,000 for the third quarter of 2004, compared to $130,000 for the third quarter of 2003. Through the first nine months of 2004, income before minority interest totaled $927,000, compared to a loss of $273,000 through the first nine months of 2003. Net income (after deduction for the minority interest, but before the cumulative preferred dividend) was $299,000 for the third quarter of 2004, compared to $137,000 for the third quarter of 2003. Through the first nine months of 2004, net income was $889,000, compared to a loss of $110,000 through the first nine months of 2003.

         Because the preferred shareholder has priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to the preferred shareholder in calculating net income available to common shareholders. In September 2003, we issued 454,545 shares of cumulative preferred stock, which doubled the number of preferred shares outstanding. The cumulative preferred dividend totaled $750,000 through the first three quarters of 2004, compared to $411,000 through the first three quarters of 2003.

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

         Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. Nor do FFO or FAD measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to shareholders and unitholders. You should not consider FFO or FAD to be alternatives to net income as reliable measures of the company's operating performance; nor should you consider FFO or FAD to be alternatives to cash flows from operating, investing or financing activities (as defined by generally accepted accounting principals) as measures of liquidity. Further, FFO and FAD as disclosed by other REITs might not be comparable to our calculation of FFO or FAD.

         Funds from operations totaled $3.0 million in the third quarter of 2004, an 18.3% increase compared to the third quarter of 2003. Through the first nine months of 2004, FFO totaled $8.3 million, a 24.5% increase compared to the first nine months of 2003. This comparison reflects the improvement in apartment operating results.

         We calculated funds from operations as follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------

Income (loss) before
   minority interest                              $  310          $  130          $  927          $ (273)
Less casualty gains                                 (269)              -            (269)              -
Cumulative preferred dividend                       (250)           (161)           (750)           (411)
Depreciation                                       3,161           2,528           8,390           7,350
                                             --------------- --------------- --------------- ---------------
Funds from operations                             $2,952          $2,497          $8,298          $6,666
                                             =============== =============== =============== ===============

A reconciliation of FFO to FAD follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------
Funds from operations                             $2,952          $2,497          $8,298          $6,666
Amortization of loan costs                           108              81             263             236
Write-off of unamortized loan
   costs at refinance                                 85               -              85               -
Recurring capital expenditures                      (438)           (662)         (1,339)         (1,352)
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,708          $1,916          $7,308          $5,550
                                             =============== =============== =============== ===============

A further reconciliation of FAD to net cash provided by operating activities follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                  $2,708          $1,916          $7,308          $5,550
Cumulative preferred dividend                        250             161             750             411
Recurring capital expenditures                       438             662           1,339           1,352
Amortization of deferred
   interest defeasance                                 -             (66)           (105)           (150)
Changes in operating
   assets and liabilities                           (210)           (142)           (349)           (443)
                                             --------------- --------------- --------------- ---------------
Net cash provided by
   operating activities                           $3,186          $2,531          $8,944          $6,720
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2004            2003            2004            2003
                                             --------------- --------------- --------------- ---------------
Net cash provided by (used in):
   Operating activities                         $  3,186        $  2,531        $  8,944        $  6,720
   Investing activities                          (29,382)        (18,064)        (50,438)        (24,527)
   Financing activities                           22,793          15,574          42,522          17,577

Dividends and distributions paid to:
   Preferred shareholders                       $    250        $    125        $    750        $    376
   Common shareholders                             2,140           1,467           5,391           4,387
   Minority unitholders in
      operating partnership                          460             461           1,380           1,385

Scheduled debt principal payments               $    386        $    295        $  1,000        $    854
Non-recurring capital expenditures                 1,046             374           1,689           1,038

Weighted average shares outstanding
   Preferred shares                                  909             583             909             498
   Common shares                                   8,289           5,877           7,275           5,858
Weighted average Operating
   Partnership minority units
   outstanding                                     1,865           1,842           1,852           1,844

Capital Resources and Liquidity

Capital Resources

         We completed a number of significant investing and financing transactions during the second and third quarters of 2004. We completed the following apartment community acquisitions:

o Bridges at Wind River Apartments, effective May 12, 2004 - We acquired this 346-unit property located in Durham, North Carolina, for a contract price of $25.0 million, including issuance of 39,270 operating partnership units at an imputed value of $13.00 per unit, or approximately $511,000, assumption of approximately $24.6 million debt, and receipt of approximately $0.2 million net operating assets, including approximately $200,000 cash.

o Carriage Club Apartments, effective June 29, 2004 - We acquired this 268-unit property located in Mooresville, North Carolina, for a contract price of $19.65 million, paid in cash.

o Savannah Shores Apartments, effective July 1, 2004 - We acquired this 198-unit property located in Myrtle Beach, South Carolina, for an initial purchase price of $12.5 million. The acquisition agreement provides for potential earn-out of additional purchase price of up to $1.7 million within a three-year period, which would be funded through the issuance of up to 130,769 operating partnership units at an imputed value of $13.00 per unit to the contributors. Prior to this acquisition, we managed this property under a third-party management contract. In conjunction with this acquisition, we issued 7,695 operating partnership units at an imputed value of $13.00 per unit, or approximately $100,000, assumed approximately $12.2 million in debt obligations; and assumed approximately $0.2 million net operating liabilities in excess of operating assets acquired.

o Fairington Apartments, effective August 5, 2004 - We acquired this 250-unit property located in Charlotte, North Carolina, for a contract price of $18.5 million, paid in cash.

o Bridges at Southpoint Apartments, effective September 30, 2004 - We acquired this 192-unit property located in Durham, North Carolina, for a contract price of $10.2 million, paid in cash.

During this same period, we completed the following financing transactions:

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

o $19.7 million fixed-rate loan, effective May 12, 2004, proceeds applied to retire the existing $24.6 million loan obligation related to Bridges at Wind River Apartments. The ten-year note payable is secured by a deed of trust and assignment of rents of Bridges at Wind River, and provides for interest at 5.57% payable in monthly installments of principal and interest of approximately $113,000 per month through May 2014, with a balloon payment of approximately $16.5 million at maturity in June 2014.

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

o $9.0 million variable-rate loan, effective July 1, 2004, proceeds applied to retire the existing $12.2 million loan obligation related to Savannah Shores Apartments. The three-year note is secured by a deed of trust and assignment of rents of Savannah Shores Apartments, and provides for interest at 30-day LIBOR plus 1.8% payable monthly, with the principal balance due July 2007, subject to an optional 24-month extension.

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

o $13.4 million variable-rate note payable, effective August 5, 2004, secured by a deed of trust and assignment of rents of Fairington Apartments. The three-year note provides for interest at 30-day LIBOR plus 1.75% payable monthly, with the principal balance due August 2007, subject to an optional 24-month extension.

o $8.2 million fixed-rate note payable, effective September 27, 2004, secured by a deed of trust and assignment of rents of Bridges at Southpoint Apartments. The ten-year note provides for interest at 4.93% payable in monthly installments of approximately $34,000 through October 2007, then principal and interest payable in monthly installments of approximately $44,000 November 2007 through September 2014, with a balloon payment of approximately $7.3 million at maturity in October 2014.

o In conjunction with the financing transactions related to acquisitions, we made draws of $20.2 million on our line of credit secured by Latitudes Apartments.

         In May 2004 we issued 20,000 shares of our common stock with an imputed value of $251,000 in exchange for operating partnership units formerly held by a minority unitholder. We issued these shares to Paul Chrysson, a member of our Board of Directors. In July 2004 we issued 4,618 shares of our common stock in exchange for operating partnership units formerly held by a minority unitholder.

         Effective July 19, 2004, we completed the placement of 1.42 million shares of common stock at a price of $12.50 per share to a number of institutional investors and mutual funds pursuant to a registered direct placement, for net proceeds of approximately $16.9 million. We expect to use the net proceeds to fund future acquisitions, repay bank debt, and for general corporate purposes. We immediately applied proceeds of the stock issue to reduce our revolving line of credit secured by Latitudes Apartments by $17.0 million.

         During the first quarter of 2004, we issued 1.18 million shares of common stock at a price of $11.75 per share to a number of institutional investors and mutual funds pursuant to a private placement, for net proceeds of approximately $13.0 million. We immediately applied $13.0 million of the net proceeds to reduce our revolving line of credit secured by Latitudes Apartments.

         As of September 30, 2004, total long-term debt was $286.8 million, including $215.9 million of notes payable at fixed interest rates ranging from 5.00% to 8.55%, and $70.9 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.7% at September 30, 2004, compared to 5.5% at June 30, 2004, and 5.8% at December 31, 2003. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $720,000.

Cash Flows and Liquidity

         Net cash flows from operating activities were $3.2 million in the third quarter of 2004, compared to $2.5 million in the third quarter of 2003. Through the first nine months of 2004, net cash flows from operating activities were $8.9 million, compared to $6.7 million through the first nine months of 2003. Improvements in operating results (including as a result of apartment acquisitions) produced approximately $725,000 of the increase in third quarter comparisons and

$2.1 million of the increase in nine month comparisons; remaining differences are attributable to timing of cash receipts and disbursements.

         Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share (approximately $2.2 million) on November 15, 2004, to shareholders of record of our common stock as of November 1, 2004, as well as $250,000 of dividends to the preferred shareholder.

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

         Capital expenditures at our apartment communities during the first nine months of 2004 totaled approximately $3.0 million, including $0.5 million for acquisition improvements, $0.1 million for casualty replacements, $1.0 million for additions and betterments, and $1.3 million for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during the first nine months of 2004 totaled approximately $4.8 million, including $1.9 million in compensation of service staff and $2.9 million in payments for materials and contracted service.

         A summary of capital expenditures at our apartment communities through September 30, 2004, in aggregate and per apartment unit, follows:

                                                                          Total               Per unit
                                                                   --------------------- --------------------
                                                                         (000's)
Recurring capital expenditures:
   Floor coverings                                                         $   539                $  104
   Appliances/HVAC                                                             270                    52
   Exterior paint                                                                -                     -
   Computer/support equipment                                                    4                     1
   Other                                                                       526                   101
                                                                   --------------------- --------------------
                                                                           $ 1,339                $  258
                                                                   ===================== ====================

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties                        $   518
   Casualty replacements                                                       111
   Additions and betterments at apartment properties                         1,023
   Computer/support equipment                                                   36
                                                                   ---------------------
                                                                           $ 1,689
                                                                   =====================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We completed a number of significant acquisition and financing transactions during the second and third quarters of 2004.

         As of September 30, 2004, total long-term debt was $286.8 million, including $215.9 million of notes payable at fixed interest rates ranging from 5.00% to 8.55%, and $70.9 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.7% at September 30, 2004, compared to 5.5% at June 30, 2004, and 5.8% at December 31, 2003. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $720,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of September 30, 2004 (all amounts in thousands).


                                                       Expected maturity dates
                             2004        2005        2006        2007        2008       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $    304   $   6,791    $ 1,599     $49,537     $38,454    $119,209    $215,894
   Average interest rate       6.54%       8.12%      6.06%       6.93%       6.55%       6.03%       6.39%

Variable rate notes        $ 10,528   $     833    $15,483     $30,791     $   375    $ 12,900   $  70,909
   Average interest rate       3.50%       3.43%      3.43%       3.42%       3.42%       3.42%       3.44%


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

         Based on our most recent evaluation, which was completed as of the end of the third quarter of 2004, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.


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

                                   BNP RESIDENTIAL PROPERTIES, INC.
                                   (Registrant)




November 8, 2004                        /s/ Philip S. Payne
                                   --------------------------------------------
                                   Philip S. Payne
                                   Chairman and
                                   Chief Financial Officer
                                   (Duly authorized officer)



November 8, 2004                        /s/ Pamela B. Bruno
                                   --------------------------------------------
                                   Pamela B. Bruno
                                   Vice President, Treasurer and
                                   Chief Accounting Officer

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