Form 10-K
period 2004-12-31
BNP RESIDENTIAL PROPERTIES INC
filed 2005-03-07
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                          -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

The aggregate market value of the common stock held by non-affiliates of the registrant at February 23, 2005, was approximately $144.2 million.

The number of shares of the registrant's common stock outstanding on February 23, 2005, was 9,101,667.

                                                  Index to exhibits at pate 82

                        BNP RESIDENTIAL PROPERTIES, INC.
                                TABLE OF CONTENTS


      Item No.                                      FINANCIAL INFORMATION                                   Page No.

                        PART I
          1             Business                                                                                   3
          2             Properties                                                                                 5
          3             Legal Proceedings                                                                         10
          4             Submission of Matters to a Vote of Security Holders                                       10
          X             Executive Officers of the Registrant                                                      10

                        PART II
          5             Market for Registrant's Common Equity, Related Stockholder Matters and Issuer             11
                             Purchases of Equity Securities
          6             Selected Financial Data                                                                   12
          7             Management's Discussion and Analysis of Financial Condition and Results of                15
                             Operations
          7A            Quantitative and Qualitative Disclosures About Market Risk                                27
          8             Financial Statements and Supplementary Data                                               28
          9             Changes in and Disagreements With Accountants on Accounting and Financial                 28
                             Disclosure
          9A            Controls and Procedures                                                                   28
          9B            Other Information                                                                         30

                        PART III
         10             Directors and Executive Officers of the Registrant                                        30
         11             Executive Compensation                                                                    33
         12             Security Ownership of Certain Beneficial Owners and Management                            34
         13             Certain Relationships and Related Transactions                                            36
         14             Principal Accounting Fees and Services                                                    37

                        PART IV
         15             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          38

                        Signatures                                                                                41


                                     PART I

ITEM 1.  BUSINESS

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust ("REIT") focused on owning and operating apartment communities. We own and operate 25 apartment communities containing a total of 6,113 apartments. We also provide third-party management services for seven apartment communities containing a total of 1,799 apartments. In January 2005, we acquired an economic interest in and became the general partner of the entities owning three of the seven apartment communities for which we provide management services. We have previously announced that we have entered into contracts to acquire the remaining four managed apartment communities. In addition to our apartment communities, we own 40 restaurant properties that we lease on a triple-net basis to a restaurant operator under a master lease. We currently operate in the states of North Carolina, South Carolina and Virginia.

         BNP Residential Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the operating partnership. We refer to the limited partners of the operating partnership as "minority common unitholders" or "minority interest." We currently own 83% of the outstanding operating partnership common units and 100% of the outstanding operating partnership preferred units.

         As of February 23, 2005, we have 9,101,667 shares of common stock and 909,090 shares of preferred stock outstanding. We have 1,300 shareholders of record. We estimate that there are 4,350 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP." The operating partnership has an additional 1,865,927 operating partnership minority common units outstanding.

         We have 220 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel. Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, and our telephone number is 704/944-0100.

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

         In 1987, we purchased 47 existing restaurant properties located in North Carolina and Virginia for an aggregate purchase price of $43.2 million. From 1987 through 1992, our assets consisted primarily of these 47 restaurant properties. During this period we operated as an externally administered and externally managed REIT. We leased the restaurants on a triple-net basis to Boddie-Noell Enterprises, Inc. ("Enterprises"), a Hardee's franchisee, under a master lease. A master lease is a single lease that covers multiple properties, while a triple-net lease is one where the lessee pays all operating expenses, maintenance, property insurance and real estate taxes.

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

         In December 2001, our Board of Directors authorized the issuance of Series B Cumulative Convertible Preferred Stock. Between 2001 and 2003, we issued a total of 909,090 shares of this preferred stock for proceeds of $10 million.

         From 1993 through 2003, we acquired 21 apartment properties through a combination of cash purchases, assumption of long-term debt, and issuance of operating partnership units. (We combined two of these properties to operate as a single apartment community.)

         To date we have sold seven restaurants to Enterprises, the lessee, under an agreement that allowed Enterprises to close up to seven restaurants and buy them back for no less than net carrying value.

Recent Developments

         During 2004, we raised $30 million of new equity through the issuance of 2.6 million shares of common stock to a number of institutional investors and mutual funds.

         We continued to add to and improve our portfolio of apartment properties with five acquisitions in 2004. Three of these acquisitions were direct purchases (Carriage Club Apartments in Mooresville, North Carolina, the Fairington Apartments in Charlotte, North Carolina, and Bridges at Southpoint Apartments in Durham, North Carolina) and two were made through the issuance of operating partnership units (Bridges at Wind River Apartments in Durham, North Carolina, and Savannah Shores Apartments in Myrtle Beach, South Carolina). With these acquisitions, we owned 25 apartment communities at December 31, 2004.

         In December 2004, we entered into agreements to acquire a portfolio of four apartment communities containing a total of 1,086 apartment units. We expect to complete these acquisitions by the end of March 2005. We currently manage these apartment communities on a contract basis.

         In January 2005, we acquired Boddie Investment Company through a merger. As a result of this acquisition, we have assumed the role of general partner and acquired certain economic interests in three limited partnerships (50% interest in Marina Shores Associates One Limited Partnership, 1% interest in The Villages of Chapel Hill Limited Partnership, and 1% interest in The Villages of Chapel Hill - Phase 5 Limited Partnership). Prior to this acquisition, we managed the apartment communities owned by these partnerships on a contract basis; we will continue to manage these properties.

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

         We seek to acquire apartment properties in the southeastern United States. We focus on markets that exhibit substantial economic growth and an expanding job base that provide opportunities for us to quickly build a significant market presence. Through our UpREIT structure, we have the ability to acquire apartment communities by issuing operating partnership units in tax-deferred exchanges with owners of such properties. We expect that we will finance future acquisitions of apartment communities with operating partnership units as well as loans and funds from additional offerings of common stock, preferred stock or joint venture arrangements.

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

ITEM 2.  PROPERTIES

Apartment Communities

         Through the operating partnership, we own and operate 25 apartment communities consisting of 6,113 apartment units. For the fourth quarter of 2004, our average economic occupancy rate was 93.2%, and our average monthly revenue per occupied unit was $744. The average age of the apartment communities is 11.9 years. Our apartment communities are generally wood framed, two- and three-story buildings, with exterior entrances, individually metered gas and electric service, submetered water service, and individual heating and cooling systems.

         Our apartment units are comprised of 38% one-bedroom units, 54% two-bedroom units, and 8% three-bedroom units. The units average 1,007 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities.

         As of December 31, 2004, our total investment, on a historical cost basis, in our 25 apartment communities was $389.1 million, and the net carrying value of our 25 apartment communities was $334.6 million (an average of $13.4 million per property). The apartment properties are held subject to loans, discussed in the notes to the financial statements.

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

         The minimum rent on the remaining 40 restaurants is $3.8 million per year.

         The average acquisition cost of the original 47 restaurant properties was $920,000 per property. The net carrying value of the 40 restaurant properties held at December 31, 2004, was $25.5 million (an average of $637,000 per property). The restaurant properties are held subject to a line of credit loan, discussed in the notes to the financial statements.

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

                     INFORMATION ABOUT APARTMENT COMMUNITIES


                                                                              Total       Apartment      Weighted
                                       No. of                                Rentable      Unit Type       Average
                                       Apt.    Year      Date      Total      Area      1     2     3    Apt. Size
    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR   (Sq. Ft.)
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- ----- ----------

Abbington Place     Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48      1,113
Allerton Place      Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48      1,061
Barrington Place    Charlotte, NC        348      1999      5/02      29.3    386,964   132   192    24      1,112
Brookford Place     Winston-Salem, NC    108      1998      5/02       6.3    103,392    36    72     -        961
Carriage Club       Mooresville, NC      268      2000      6/04      22.5    253,114   110   136    22        944
Chason Ridge        Fayetteville, NC     252      1994      1/99      29.1    246,886    56   164    32        980
Fairington          Charlotte, NC        250      1981      8/04      32.0    267,300   108   106    36      1,069
Harrington          Charlotte, NC        288      1997      8/03      25.0    321,190   103   140    45      1,115
Harris Hill         Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -        912
Latitudes           Virginia Beach, VA   448      1989     10/94      24.9    358,700   269   159    20        800
Madison Hall        Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -        862
Marina Waterfront   Cornelius, NC        290      1994      9/02      33.6    254,356   128   126    36        877
Oak Hollow          Cary, NC             221      1983      7/98      30.0    215,960    56   165     -        982
Oak Hollow Ph 2     Cary, NC             240      1986     12/00      26.8    220,840   160    80     -        920
Oakbrook            Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10      1,100
Paces Commons       Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40        958
Paces Village       Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -        848
Pepperstone         Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -      1,047
Savannah Place      Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -      1,059
Savannah Shores     Myrtle Beach, SC     198      1998      7/04      13.1    215,418    84   108     6      1,088
Southpoint          Durham, NC           192      1987      9.04      14.5    176,352   132    60     -        919
Summerlyn Place     Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8      1,120
The Place           Greenville, SC       144      1985      3/03      10.1    158,264    40   104     -      1,106
Waterford Place     Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48      1,155
Woods Edge          Durham, NC           264      1985      6/98      32.4    268,620    66   198     -      1,018
Wind River          Durham, NC           346     2000       5/04      29.4    391,120   128   153    65      1,130




                                                                     Average
                                           Average Economic      Monthly Revenue
                                          Occupancy Percent     per Occupied Unit
                                                 (1)
    Community           Location         2004    2003   2002   2004    2003   2002
------------------- ------------------ - ------ ------- ------ ------ ------- ------

Abbington Place     Greensboro, NC        94.2    90.9   93.2   $760    $764   $770
Allerton Place      Greensboro, NC        94.8    91.4   92.6    790     745    769
Barrington Place    Charlotte, NC         94.4    94.3   91.9    756     748    782
Brookford Place     Winston-Salem, NC     97.0    95.1   93.4    679     667    690
Carriage Club       Mooresville, NC       95.3       -      -    743       -      -
Chason Ridge        Fayetteville, NC      96.4    96.6   96.1    797     753    717
Fairington          Charlotte, NC         93.7       -      -    708       -      -
Harrington          Charlotte, NC         93.8    92.0      -    747     739      -
Harris Hill         Charlotte, NC         95.0    93.3   92.1    635     663    684
Latitudes           Virginia Beach, VA    97.5    96.5   97.2    919     873    817
Madison Hall        Clemmons, NC          94.0    94.2   93.9    600     578    598
Marina Waterfront   Cornelius, NC         94.6    91.0   89.4    772     750    801
Oak Hollow          Cary, NC              93.9    90.0   89.3    616     617    650
Oak Hollow Ph 2     Cary, NC              92.0    89.1   88.2    604     599    606
Oakbrook            Charlotte, NC         94.6    91.9   90.6    698     709    763
Paces Commons       Charlotte, NC         95.2    92.2   91.0    632     660    668
Paces Village       Greensboro, NC        94.9    94.3   89.0    675     654    667
Pepperstone         Greensboro, NC        96.3    93.8   95.4    668     655    681
Savannah Place      Winston-Salem, NC     93.0    93.4   93.1    716     699    714
Savannah Shores     Myrtle Beach, SC      92.7       -      -    798       -      -
Southpoint          Durham, NC            91.3       -      -    690       -      -
Summerlyn Place     Burlington, NC        94.3    93.5   94.5    826     832    802
The Place           Greenville, SC        95.6    91.1      -    559     569      -
Waterford Place     Greensboro, NC        95.1    91.8   94.7    883     852    850
Woods Edge          Durham, NC            93.6    92.7   92.3    705     722    754
Wind River          Durham, NC            86.1       -      -    820       -      -


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

Siler City*
  Chatham Shopping Center

Spring Lake
  400 South Main Street

Thomasville
  1116 East Main Street
  Randolph Street

*operated as a "BBQ & Ribs."  All other sites are operated as "Hardee's."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         We have set forth below a listing and brief biography of each of the executive officers of the company.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
Philip S. Payne                  53        Chairman of the Board of Directors,              October 1994
                                             Chief Financial Officer
D. Scott Wilkerson               47        Director, President, Chief Executive Officer     October 1994
Eric S. Rohm                     35        Vice President, Secretary, General Counsel       December 2002
Pamela B. Bruno                  51        Vice President, Treasurer, Chief                 October 1994
                                             Accounting Officer, Assistant Secretary

         Messrs. Payne and Wilkerson are also members of our Board of Directors. Brief biographies of Messrs. Payne and Wilkerson are included at Part III, Item
10. Directors and Officers of the Registrant in this Annual Report. Biographical information for our other executive officers follows.

         Eric S. Rohm - Vice President, Secretary, General Counsel. Mr. Rohm joined the company in December 2002 as Vice President and General Counsel, and was named Secretary in May 2004. Prior to joining the company, Mr. Rohm was a partner in the Real Estate Department of Kennedy Covington Lobdell & Hickman, LLP in Charlotte, North Carolina, where he practiced law from 1994 to 2002. Mr. Rohm received an AB degree in government from Georgetown University in 1991, and his JD degree from The Ohio State University College of Law in 1994. Mr. Rohm is licensed to practice law in the State of North Carolina and is a member of the North Carolina State Bar, the North Carolina Bar Association, and the Association of Corporate Counsel.

         Pamela B. Bruno - Vice President, Treasurer, Chief Accounting Officer, Assistant Secretary. Ms. Bruno joined BT Venture Corporation in 1993 as Controller and became our Vice President and Chief Accounting Officer in October 1994. She was named Treasurer in May 2004. From 1984 to 1993, Ms. Bruno was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a BS degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant and is a member of the North Carolina Association of Certified Public Accountants.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were 1,300 common shareholders of record and one preferred shareholder on February 23, 2005. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of February 23, 2005, the closing price of the company's common stock was $16.13 per share.

                                                                                               Dividends
                                                          Stock Price                             Paid
                                            High              Low              Close           Per Share
                                      ----------------- ----------------- ----------------- -----------------
2004:
   Fourth quarter                         $ 16.20           $ 13.62           $ 16.10            $ 0.25
   Third quarter                            13.90             12.80             13.68              0.25
   Second quarter                           13.24             12.35             13.14              0.25
   First quarter                            13.35             11.50             13.17              0.25

2003:
   Fourth quarter                           11.75             10.41             11.61              0.25
   Third quarter                            11.50             10.26             10.55              0.25
   Second quarter                           11.00              9.68             10.80              0.25
   First quarter                            10.79              9.00              9.70              0.25

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

Sales of Unregistered Securities

         On January 26, 2005, we acquired Boddie Investment Company ("BIC") through a merger. Because of this merger, we succeeded BIC as the general partner of, and acquired an economic interest in, three limited partnerships. As consideration in the merger, we privately issued 508,578 shares of common stock pursuant to the exemption provided by Section 4(2) of the Securities Act. We issued those shares, which had a value on that date of $16.10 per share, to B. Mayo Boddie and Nicholas B. Boddie. Upon closing the merger, we canceled 72,399 shares of our common stock that BIC held immediately before the merger. The value of the transaction was $8.2 million based on the $16.10 per share value.

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

         This financial information includes all apartment communities and restaurant properties that we owned for each period shown.

                                                              Year ended December 31
                                          2004          2003           2002          2001           2000
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data: (1)
Revenue:
  Apartment rental income             $   45,808    $   37,475     $   32,890    $   30,867     $   29,269
  Restaurant rental income                 3,830         3,908          4,021         4,053          4,162
  Other income                             1,227         1,277          1,253         1,342            427
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             50,865        42,660         38,164        36,262         33,858
Expenses:
  Apartment operations                    18,563        15,458         12,682        11,182          9,766
  Administrative costs                     4,520         3,907          3,358         2,956          2,391
  Interest                                14,608        13,000         11,452        11,100         11,151
  Depreciation                            11,660        10,040          8,794         7,828          7,156
  Amortization (1)                           375           322            256           596            579
  Write-off of unamortized loan
    costs at refinance                        85             -             95           129              -
  Costs of terminated
      equity transaction                       -             -              -             -            237
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            49,810        42,727         36,637        33,792         31,280
                                      ------------- -------------- ------------- -------------- -------------
Income (loss) before
  minority interest                        1,055           (66)         1,527         2,470          2,578
Minority interest in
  Operating Partnership                       16          (174)           279           567            595
                                      ------------- -------------- ------------- -------------- -------------
Net income                                 1,039           107          1,248         1,902          1,983
Cumulative preferred dividend              1,000           661            323             3              -
                                      ------------- -------------- ------------- -------------- -------------
Income (loss) available to
  common shareholders                 $       39    $     (553)    $      925    $    1,900     $    1,983
                                      ============= ============== ============= ============== =============
Earnings per share,
  basic and diluted -
  Income (loss) available to
  common shareholders                 $     0.01    $    (0.09)    $     0.16    $     0.33     $     0.35
                                      ============= ============== ============= ============== =============
Dividends per common share            $     1.00    $     1.00     $     1.24    $     1.24     $     1.24
                                      ============= ============== ============= ============== =============
Balance Sheet data:
Real estate assets (before
  accumulated depreciation)
  Apartment communities               $  389,119    $  299,661     $  275,713    $  221,589     $  217,818
  Restaurant properties                   37,405        37,405         39,159        39,159         39,702
Real estate assets, net                  360,071       281,014        265,423       219,997        224,705
Total assets                             367,764       287,200        271,723       225,385        230,691
Total debt                               286,425       229,714        211,585       162,330        163,612
Minority interest                         14,394        15,895         17,947        18,174         19,737
Shareholders' equity                      62,996        38,733         39,271        42,034         44,548



                                                              Year ended December 31
                                          2004          2003           2002          2001           2000
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Apartment Properties data:
Apartment communities
  owned at year end                           25            20             18            15             15
Apartment units owned
  at year end                              6,113         4,859          4,427         3,681          3,680
Average apartment
  economic occupancy                       94.4%         92.8%          92.8%         93.9%          95.9%
Average monthly revenue
  per occupied unit                   $      737    $      725     $      733    $      744     $      737

Other data:
Earnings before interest, taxes,
   depreciation and
   amortization (2)                   $   27,783    $   23,295     $   22,124    $   22,123     $   21,463
Funds from operations (2)                 11,447         9,313          9,998        10,702         10,139
Funds available
  for distribution (2)                     9,988         7,904          8,865         9,696          9,243
Net cash provided by
  (used in):
  Operating activities (3)            $   12,677    $    9,594     $   10,118    $   10,729     $   10,854
  Investing activities (3)               (52,848)      (25,275)       (32,669)       (2,401)       (13,407)
  Financing activities                    40,123        15,361         22,018        (7,966)         3,177
Weighted average number of
shares and units outstanding:
    Preferred B shares                       909           601            293             2              -
    Common shares                          7,617         5,868          5,787         5,717          5,708
    Operating partnership
      minority units                       1,856         1,843          1,786         1,706          1,711



(1) We adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. After December 31, 2001, we no longer amortize the intangible asset related to our 1994 acquisition of management operations. Amortization expense related to this intangible asset was $406,000 per year in 2001 and 2000.

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

      We calculated EBITDA as follows (all amounts in thousands):


                                                              Year ended December 31
                                          2004          2003           2002          2001           2000
                                      ------------- -------------- ------------- -------------- -------------
      Income (loss) before minority
        interest                        $  1,055      $    (66)      $  1,527      $  2,470       $  2,578
      Interest                            14,608        13,000         11,452        11,100         11,151
      Depreciation                        11,660        10,040          8,794         7,828          7,156
      Amortization                           375           322            256           596            579
      Write-off of unamortized
         loan costs                           85             -             95           129              -
                                      ------------- -------------- ------------- -------------- -------------
      Earnings before interest,
        taxes, depreciation and
        amortization                    $ 27,783      $ 23,295       $ 22,124      $ 22,123       $ 21,463
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

(3) Beginning in 2004, we have presented operating activities in our consolidated statements of cash flows using the direct method, which provides cash flow amounts corresponding directly to lines in our statements of operations. We have adjusted the 2003 and 2002 comparative amounts in our consolidated statements of cash flows to conform to the 2004 presentation by reclassifying the net cash flows related to funding of lender reserves for apartment property replacements from operating activities to investing activities. This reclassification has no impact on the net change in cash and cash equivalents for 2003 and 2002, only in the subtotals for net cash provided by operating activities and net cash used in investing activities. The net effect on net cash provided by operating activities is a decrease of $213,000 in 2003, and an increase of $133,000 in 2002, from amounts previously reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report contains forward-looking statements. You can identify such statements by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information.

         We cannot guaranty that we will achieve the plans, intentions or expectations suggested by these forward-looking statements, even though we believe them to be reasonable. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

o our markets could suffer unexpected increases in the development of apartments or other rental or competitive housing alternatives;
o our markets could suffer unexpected declines in economic growth or an increase in unemployment rates;
o general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;
o we may be unable to lease or re-lease apartments quickly or on as favorable terms as under existing leases;
o revenues from our third-party apartment property management activities could decline, or we could incur unexpected costs in performing these activities;
o we may be unable to complete anticipated acquisitions;
o we may have incorrectly assessed the environmental condition of our properties;
o an unexpected increase in interest rates could cause our debt service costs to exceed our expectations;
o we may be unable to meet our long-term liquidity requirements on favorable terms; and
o we could lose key executive officers.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to revise these forward-looking statements if future events or circumstances render them inaccurate.

         You should read this discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Overview

         2004 was a year of significant growth for us. During the year we acquired five apartment communities that increased our apartment holdings by 26%, completed two equity offerings in which we raised approximately $30 million, and consummated seven financing and four refinancing transactions for various apartment properties. As a result of these activities, we saw significant increases in revenue, expenses, debt and equity.

         For the year, total revenue increased by $8.2 million (19.2%) over 2003. This increase was attributable to an $8.3 million (22.2%) increase in apartment rental income in 2004. While the majority of the increase in apartment rental income ($6.9 million) was the result of five apartment acquisitions in 2004 and two apartment acquisitions in 2003, significant improvement in apartment occupancy and rental rates in 2004 made a meaningful contribution ($1.4 million) to the increase. On a same units basis (for the 4,427 units that we owned throughout 2004 and 2003), apartment rental income increased by 4.0%. Average economic occupancy for these units was 94.8% in 2004 as compared to 92.9% in 2003, and average monthly revenue per occupied unit was $739 in 2004 as compared to $728 in 2003.

         The increase in apartment rental revenue was partially offset by a 2.0% ($0.1 million) decline in restaurant rental income due to the sale of two restaurant properties in 2003. This decline from the sale of the two restaurant properties actually masked continued improvement in food sales at our restaurant properties.

         In an attempt to reverse years of declining sales, Hardee's, the concept at 39 of our 40 restaurant properties, introduced the "Thick-Burger" product line in 2003. Almost immediately we began to see significant sales increases with same store sales at our restaurant properties increasing by 2.4% in 2003. These increases continued into 2004 with same store sales for 2004 improving by 8.5% over 2003 levels. The rent we receive from the restaurants is the greater of percentage rent (9.875% of annual food sales) or a set minimum rent (currently $3.8 million per annum). We received the minimum rent in 2004. For us to receive percentage rent in 2005, same store sales would have to increase by 1.3%. Given the current state of flux in the fast food industry, we are uncomfortable making a prediction or relying on the forecasts of others as to future sales trends for Hardee's. For this reason, we have based our plans and expectations on continuing to receive the minimum rent in 2005.

         The growth in the size of our apartment portfolio led to significant growth in total expenses (16.6%) with large increases in apartment operations (20.1%), apartment administration (29.2%), interest expense (12.4%), and depreciation (16.1%). Interestingly, on a same units basis, apartment operating expense for 2004 increased by only 0.3%. It is also interesting to note that as a percentage of apartment rental income, apartment operating expense decreased from 41.2% in 2003 to 40.5% in 2004.

         The positive impact of the new apartment communities and improving apartment operations were reflected in positive corporate operating results. Net income (after the minority interest in the operating partnership net income or loss, and before deduction for cumulative preferred dividend) increased to $1,039,000 in 2004 from $107,000 in 2003, while funds from operations in 2004 increased by 22.9% compared to 2003.

         After several difficult years, we began to see significant improvement in our apartment operations in mid-2003. This improvement continued throughout 2004 with improving occupancies and improving rental rates. With economic occupancy for all apartments for 2004 averaging 94.4% it will be difficult for us to make significant gains in occupancy going forward, therefore our emphasis will turn to increasing rental rates. While we have some concerns, we are confident that we are in good position to enjoy continued improvement in our apartment operations. This confidence is based on a number of factors:

o        Most important among these is our emphasis on middle market apartments.
         We believe there is an increasing need for high quality, modestly priced apartments that are well located, extremely well maintained and professionally managed. At an average base rental rate of slightly more than $700 per month, we provide high quality housing for firefighters, policemen, teachers, office workers, store clerks, young couples and an increasing number or retirees. Our combination of affordability with quality gives us a wide group of potential residents.

o Our properties are in good markets with excellent locations within those markets. We operate in Virginia, North Carolina and South Carolina. While, like much of the country, they have displayed some weakness over the past few years, we are quite positive about the long-term economic and demographic outlook for these states and the markets within them in which we operate.

o Our properties are in very good physical condition. An essential part of our strategy is the maintenance of our properties. We do not develop new properties, but believe we can deliver a higher quality product at a more reasonable price by maintaining existing apartment properties. Maintenance is very important to us; not only because we believe it is essential to preserving and enhancing the value of our investment, but also because we believe it is essential to our marketing efforts to attract residents. As a result, our properties are in very good physical condition.

o We are well positioned to compete on price with single-family homes and new apartment construction. Our two biggest sources of competition for residents are single-family homes and new apartment construction. The advent of no down payment single-family home mortgages combined with historic low interest rates has posed a challenge for us for the past few years. However, significant increases in construction costs and rising home mortgage rates appear to be resolving this issue. The same is true for new apartment construction, as rising construction costs are making it more difficult to build new apartments of similar size, quality and location as ours that can be profitably rented in the $700 per month range.

         All in all, we are optimistic about the long-term outlook for both our apartment markets and our apartment operations. We do, however, expect early 2005 to continue to be somewhat weak, with an expectation that apartment performance will strengthen as the year progresses. One area of concern is interest rates. As we enter 2005, we have $286 million of debt. While we have attempted to mitigate interest rate risk somewhat by having approximately 75% of this amount be at fixed rates, the balance carries a floating rate. Based on the amounts in place at 2004 year-end a 1% rise in average annual rates for the full year would increase our interest expense by approximately $720,000. In theory, rising interest rates correlate with improving apartment operating fundamentals, but whether this will in fact be the case or whether it will match in timing and amount remains to be seen. We intend to monitor the situation and may adjust the amount of debt or the allocation of debt between fixed and variable rates as the year progresses.

Critical Accounting Policies

         Our significant accounting policies are identified and discussed in the notes to our financial statements included in this Annual Report. Those policies that may be of particular interest to readers of this Annual Report are further discussed below.

Capital expenditures and depreciation

         In general, for the 16 apartment properties acquired before 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For apartment properties acquired after 2001, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: base building structure, 43-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

         We generally complete and capitalize acquisition improvements (expenditures that have been identified at the time the property is acquired, and which are intended to position the property consistent with our physical standards) within one to two years of acquisition of the related apartment property. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We retire replaced assets with a charge to depreciation for any remaining carrying value. We capitalize all floor covering, appliance, and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years.

         Capital expenditures at our apartment communities during 2004 totaled $5.2 million, including $1.1 million for acquisition improvements, $1.6 million for additions and betterments, $0.5 million for reconstruction and replacement of casualty losses, and $1.9 million in recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our apartment communities during 2004 totaled $6.6 million, including $2.5 million in compensation of service staff and $4.1 million in payments for materials and contracted services.

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

Valuation of leases in place at property acquisitions

         We calculate an estimate of the value of leases in place at the dates of property acquisitions to determine if we should allocate a portion of the purchase price to an intangible asset for the value of these leases. In preparing this calculation, we consider the estimated costs to make an apartment unit rent ready (frequently called turnover costs), the estimated costs and lost income associated with executing a new lease on an apartment unit, and the remaining terms of leases in place, and we compare rental rates on leases in place to our estimate of prevailing market rates in the neighborhood of the acquired property.

         Based on our analyses for the seven apartment properties that we acquired in 2004 and 2003, we determined that the net value of leases in place at the dates of acquisition was insignificant to the acquisition costs, and we did not record any intangible asset for leases in place. This result is primarily due to the relatively short-term nature of apartment leases, the regular pattern of turnover of apartment leases, and the relatively gradual movement of prevailing rental rates in the respective neighborhoods. We plan to prepare similar calculations in conjunction with future property acquisitions.

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

         We amortize any cash concessions given at the inception of an apartment lease over the approximate life of the lease, which is generally one year or less. In general, cash concessions range from $100 to $300 and are taken by residents during the first two months of the lease.

Results of Operations

2004 compared to 2003

Revenues

         Revenues in 2004 totaled $50.9 million, an increase of 19.2% compared to 2003. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for 92.5% of our total revenue in 2004, compared to 90.8% in 2003.

         Apartment rental income in 2004 totaled $45.8 million, an increase of 22.2%, or $8.3 million, compared to 2003. $6.9 million of this increase is attributable to rental income at seven apartment communities that we acquired during 2004 and 2003. On a same-units basis (for the 4,427 units that we owned throughout all of both 2004 and 2003), apartment rental income increased by $1.4 million, or 4.0%, compared to 2003.

         On a same-units basis, average economic occupancy was 94.8% in 2004 compared to 92.9% in 2003, and average monthly revenue per occupied unit was $739 in 2004 compared to $728 in 2003. In 2004, for all apartment units, average economic occupancy was 94.4%, and average revenue per occupied unit was $737.

         Restaurant rental income in 2004 totaled $3.8 million, a decline of 2.0% compared to 2003. The decrease in restaurant rental income is due to the sale of two restaurant properties in 2003. We received the minimum rent specified in the lease agreement throughout both years. Under our master lease with Boddie-Noell Enterprises, restaurant rental income payments are the greater of specific minimum rent or 9.875% of food sales. Minimum rent is set at approximately $8,000 per month, or $96,000 per year, per restaurant property. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

         Same-store sales (for the 40 restaurants that were open throughout all of both 2004 and 2003) increased by 8.5% in 2004 compared to 2003. For the first time in almost nine years, during the second and third quarters of 2004, sales at our restaurant properties exceeded the threshold for percentage rent; however, for the full 12-month period, sales fell 1.3% short of the threshold for rent exceeding the minimum rent.

         Management fee income in 2004 totaled $0.8 million, a decline of 12.8% compared to 2003. This decrease is primarily attributable to our acquisitions of two previously managed properties (one in August 2003, and one in July 2004). We expect that management fee income will further decline significantly in 2005 as a result of our anticipated acquisitions of managed properties.

         During 2004, we recorded casualty gains of $269,000 related to fires that occurred at two apartment communities - in each case, one building incurred substantial damage. We received insurance proceeds totaling $895,000, against which we identified and wrote off $626,000 net carrying value of assets destroyed. Generally accepted accounting principles require us to recognize this difference as a gain. However, we intend to reinvest all of the insurance proceeds in replacement assets. We are fully insured for the losses, including rent continuation insurance which covers 100% of lost rental income.

Expenses

         Total expenses, including non-cash charges for depreciation, amortization and write-off of unamortized loan costs, totaled $49.8 million in 2004, an increase of 16.6% compared to 2003.

         Apartment operations expense includes only direct costs of on-site operations. This line item totaled $18.6 million in 2004, an increase of 20.1%, or $3.1 million, compared to 2003. This increase is primarily attributable to operating expenses at seven apartment communities that we acquired during 2004 and 2003. On a same-units basis, apartment operations expense increased by only 0.3% in 2004 compared to 2003, reflecting higher costs for compensation, offset by reductions in insurance, leasing and turnover costs. As a percentage of apartment rental income, apartment operations expense decreased from 41.2% in 2003 to 40.5% in 2004.

         We incur no operating expenses for restaurant properties because the triple-net lease arrangement requires the lessee to pay virtually all costs and expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting, and support of our apartment management activities for both properties we own and properties we manage) totaled $2.2 million in 2004, an increase of 29.2% compared to 2003. Corporate administration expense totaled $2.3 million in 2004, an increase of 5.2% compared to 2003. These increases are attributable to additional corporate support staff, software and insurance costs, as well as approximately $100,000 spent in 2004 for development of compliance documentation required by Section 404 of the Sarbanes-Oxley Act of 2002. Going forward, we expect to incur ongoing expenses for professional services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

         Interest expense totaled $14.6 million in 2004, an increase of $1.6 million, or 12.4%, compared to 2003. This increase reflects the impact of a net increase in outstanding debt of $57 million, primarily at fixed rates, in 2004, related to apartment acquisitions. During 2004, fixed-rate debt increased by $48 million while the average rate on fixed-rate debt outstanding declined from 6.8% to 6.4%. Variable interest rates increased by 1.3% during the last half of 2004. Overall, weighted average interest rates were 5.7% in 2004 and 5.9% in 2003.

         Depreciation expense totaled $11.7 million in 2004, an increase of $1.6 million, or 16.1%, compared to 2003. This increase is attributable to the addition of seven apartment communities during 2004 and 2003 and the impact of additions and replacements at other apartment communities. We generally assign those additions and replacements shorter lives than the composite lives we assigned at the acquisition of the assets to which the additions and replacements relate.

Net income

         Operating partnership earnings before non-cash charges for depreciation, amortization and write-off of unamortized loan costs totaled $13.2 million in 2004, an increase of $2.9 million, or 28.0%, compared to 2003. After including these non-cash charges, the operating partnership net income was $1,055,000 in 2004, compared to a net loss of $66,000 in 2003.

         Net income (after the minority interest in the operating partnership net income or loss, and before deduction for cumulative preferred dividend) was $1,039,000 in 2004, compared to $107,000 in 2003.

         Because the preferred shareholder has priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to the preferred shareholder in calculating net income available to common shareholders. In September 2003, we issued 454,545 shares of cumulative preferred stock, which doubled the number of preferred shares outstanding. The cumulative preferred dividend totaled $1,000,000 for 2004, compared to $661,000 for 2003. The dividend on the Series B shares is $1.10 per year per share, or $1,000,000 for the 909,090 shares currently outstanding.

         Income available to common shareholders in 2004 was $39,000, or $0.01 on a diluted per share basis, compared to loss attributable to common shareholders in 2003 of $553,000, or $0.09 on a diluted per share basis.

         These favorable comparisons are primarily attributable to the positive impact of new apartment communities and improvements in apartment operating results.

2003 compared to 2002

Revenues

         Revenues in 2003 totaled $42.7 million, an increase of 11.8% compared to 2002. Apartment related income (apartment rental income plus income from apartment management and investment activities) accounted for 90.8% of our total revenue in 2003, compared to 89.5% in 2002.

         Apartment rental income in 2003 totaled $37.5 million, an increase of 13.9%, or $4.6 million, compared to 2002. This increase is attributable to rental income at five apartment communities that we acquired during 2003 and 2002, which offsets a slight decline at other communities. On a same-units basis (for the 3,681 units that we owned throughout all of both 2003 and 2002), apartment rental income declined by 0.4% in 2003 compared to 2002.

         On a same-units basis, average economic occupancy was 92.9% in 2003 compared to 92.8% in 2002, and average monthly revenue per occupied unit was $727 in 2003 compared to $730 in 2002. In 2003, average economic occupancy for all apartments was 92.8%, and average revenue per occupied unit was $725.

         Restaurant rental income in 2003 totaled $3.9 million, a decline of 2.8% compared to 2002. The decrease in restaurant rental income was due to the sale of two restaurant properties in 2003. We received the minimum rent specified in the lease agreement throughout both years. Same-stores sales (for the 40 restaurants that were open throughout all of both 2003 and 2002) increased by 2.4% in 2003 compared to 2002.

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

         Apartment operations expense totaled $15.5 million in 2003, an increase of 21.9%, or $2.8 million, compared to 2002. This increase was primarily attributable to the addition of five apartment communities during 2003 and 2002. On a same-units basis, apartment operations expense increased by 4.2% in 2003 compared to 2002, reflecting higher costs for compensation, contracted services, and turnover costs. Apartment operations expense in 2003 represented 41.2% of related apartment rental income, compared to 38.6% in 2002.

         Apartment administration expense totaled $1.7 million in 2003, an increase of 25.4% compared to 2002. Corporate administration expense totaled $2.2 million in 2003, an increase of 10.1% compared to 2002. These increases reflected the impact of additional executive and corporate support staff and related compensation and increased corporate insurance and software costs.

         Interest expense totaled $13.0 million in 2003, an increase of 13.5%, or $1.5 million, compared to 2002. This increase reflected the impact of $69 million in new debt related to apartment acquisitions since June 2002, offset by the effect of lower interest rates on our variable-rate debt. Variable interest rates declined 0.3% during 2003. Overall, weighted average interest rates were 5.9% in 2003, compared to 6.2% in 2002.

         Depreciation expense totaled $10.0 million in 2003, an increase of 14.2%, or $1.2 million, compared to 2002. This increase was attributable to the addition of five apartment communities in 2003 and 2002, as well as the impact of additions and replacements at other apartment communities.

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

         Net income (after the minority interest in the operating partnership net income or loss, and before deduction for cumulative preferred dividend) was $107,000 in 2003, compared to $1.2 million in 2002.

         In September 2003, we issued 454,545 shares of cumulative preferred stock, which doubled the number of preferred shares outstanding. The cumulative preferred dividend totaled $661,000 for 2003, compared to $323,000 for 2002.

         Loss available to common shareholders in 2003 was $553,000, or $.09 on a diluted per share basis, compared to income available to common shareholders in 2002 of $925,000, or $0.16 on a diluted per share basis.

         These comparisons reflected the impact of declining margins in apartment operations in 2003 compared to 2002, and the increased cumulative preferred dividend in 2003, offset somewhat by the favorable impact of lower interest rates.

Reclassifications

         In January 2003, we adopted FAS 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FAS 4. We reclassified the extraordinary item for loss on early extinguishment of debt in 2002 to conform to FAS 145. While adoption of FAS 145 had no impact on net income, it increased total expenses, reduced income before extraordinary items and eliminated the extraordinary item as previously reported in our 2002 Annual Report.

Funds from Operations

         Funds from operations and funds available for distribution are defined in footnote 2 on page 14. Both of these measures are made at the operating partnership level. You should read and understand that footnote before reviewing the following discussion.

         We calculated FFO as follows (all amounts in thousands):

                                                    2004           2003           2002
                                               --------------- -------------- --------------
Income (loss) before minority interest           $   1,055       $     (66)    $    1,527
Less casualty gains                                   (269)              -              -
Cumulative preferred dividend                       (1,000)           (661)          (323)
Depreciation                                        11,660          10,040          8,794
                                               --------------- -------------- --------------
Funds from operations                            $  11,447       $   9,313     $    9,998
                                               =============== ============== ==============

         A reconciliation of FFO to FAD follows (all amounts in thousands):

                                                           2004           2003           2002
                                                      --------------- -------------- --------------
Funds from operations                                   $  11,447       $   9,313     $    9,998
Amortization of loan costs                                    375             322            256
Write-off of unamortized loan costs at refinance               85               -             95
Recurring capital expenditures                             (1,918)         (1,731)        (1,484)
                                                      --------------- -------------- --------------
Funds available for distribution                        $   9,988       $   7,904     $    8,865
                                                      =============== ============== ==============

         A further reconciliation of FAD to net cash provided by operating activities follows (all amounts in thousands):

                                                          2004           2003           2002
                                                     --------------- -------------- --------------
Funds available for distribution                       $   9,988       $   7,904      $   8,865
Add casualty losses charged to operations                     14               -              -
Cumulative preferred dividend                              1,000             661            323
Recurring capital expenditures                             1,918           1,731          1,484
Amortization of deferred interest defeasance                (105)           (228)          (167)
Changes in operating assets and liabilities                 (138)           (472)          (388)
                                                     --------------- -------------- --------------
Net cash provided by operating activities              $  12,677       $   9,594      $  10,118
                                                     =============== ============== ==============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                                     2004           2003           2002
                                                                --------------- -------------- --------------
Net cash provided by (used in)
   Operating activities                                           $  12,677       $   9,594     $   10,118
   Investing activities                                             (52,848)        (25,275)       (32,669)
   Financing activities                                              40,123          15,361         22,018

Dividends and distributions paid to
   Preferred shareholder                                          $   1,000       $     537     $      200
   Common shareholders                                                7,551           5,859          7,163
   Minority unitholders in operating partnership                      1,847           1,845          2,171

Scheduled debt principal payments                                 $   1,378       $   1,172     $      417

Non-recurring capital expenditures
   Acquisition improvements and replacements                      $   1,104       $   1,053     $      860
   Apartment property additions and betterments                       1,613             565            387
   Reconstruction and replacement of casualty losses                    526               -              -

Weighted average Preferred B shares outstanding                         909             601            293
Weighted average common shares outstanding                            7,617           5,868          5,787
Weighted average operating partnership
   minority units outstanding                                         1,856           1,843          1,786

         Funds from operations in 2004 totaled $11.5 million, an increase of 22.9% compared to 2003. Funds from operations in 2003 totaled $9.3 million, a decrease of 6.9% compared to $10.0 million in 2002. These comparisons reflect the positive impact of new apartment communities and improved margins in apartment operations in 2004, unlike the declining margins in apartment operations in 2003 as compared to 2002.

         Funds available for distribution totaled $9.9 million in 2004, an increase of 26.4% compared to 2003. Funds available for distribution totaled $7.9 million in 2003, a decrease of 10.8% compared to $8.9 million in 2002. The variance in comparison of FAD and FFO reflects the impact of recurring capital expenditures for operating replacements and major capital replacements at our older communities. Recurring capital expenditures averaged $354 per apartment unit in 2004, $374 per apartment unit in 2003, and $369 per apartment unit in 2002.

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

Long-term Debt

         All of our properties are encumbered by or serve as collateral for debt. As of December 31, 2004, total long-term debt was $286.4 million, including $215.6 million at effective fixed interest rates ranging from 5.0% to 8.6%, and $70.8 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at December 31, 2004, was 5.9%, compared to 5.8% at December 31, 2003.

         During 2004, we issued $58 million in four new fixed-rate notes payable at effective rates ranging from 5.0% to 5.7%, and retired a fixed-rate note payable at 8.5%. As a result of these transactions, the weighted average rate on our fixed-rate notes payable declined from 6.8% at the end of 2003 to 6.4% at the end of 2004.

         Also during 2004, we issued $34 million in new variable-rates notes, retired one $14 million variable-rate note, and reduced our variable-rate line of credit by $10 million, for a net increase in variable-rate notes payable of $10 million. The weighted average rate on our variable-rate notes payable increased from 2.9% at the end of 2003 to 4.2% at the end of 2004, primarily as a result of increases in variable rates during the last half of 2004. At our level of variable-rate debt, a 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by $720,000.

         In June 2004, we modified our revolving line of credit with a bank secured by the Latitudes Apartments to increase the maximum loan amount to $30.0 million, extend the term of the loan through November 2007, and reduce the variable interest rate on outstanding amounts to 30-day LIBOR plus 1.65%. We currently have $19 million available for draw under this line of credit.

         A summary of scheduled principal payments on long-term debt is included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the notes to the financial statements in this Annual Report. Significant scheduled balloon payments include maturities of:

o our deed of trust loan for Harris Hill Apartments, due June 2005 ($5.5 million outstanding at December 31, 2004);
o our line of credit secured by deeds of trust and assignments of rents of our restaurant properties, due January 2006 ($16.3 million outstanding at December 31, 2004);
o our revolving line of credit secured by a deed of trust and assignment of rents of Latitudes Apartments, due November 2007 (up to $30.0 million, $10.2 million outstanding at December 31, 2004);
o deed of trust loans for six apartment communities due in 2007 totaling $57.8 million;

o deed of trust loans for five apartment communities due in 2008 totaling $36.5 million; and
o deed of trust loans for five apartment communities due in 2009 totaling $52.5 million.

         The deed of trust loan for Harris Hill Apartments expires in June 2005. Based on our estimate of the underlying value of the property, we expect to refinance this loan at a lower rate than the 8.55% loan currently in place.

Capital Stock and Operating Partnership Units

         At December 31, 2004, we had 8.7 million common shares and 0.9 million preferred shares outstanding. In addition, there were 1.8 million operating partnership minority common units outstanding.

         During 2004, we issued 2.6 million new common shares, through two placements, to a number of institutional investors and mutual funds, for net proceeds of $30.0 million. We also issued 66,000 common shares through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.8 million, and 60,000 common shares through our employee Stock Option and Incentive Plan for net proceeds of $0.7 million. We applied these proceeds to acquire apartment properties and reduce our operating line of credit. In addition, we issued 25,000 common shares in non-cash transactions to redeem a like number of operating partnership minority units.

         In addition, during 2004 the operating partnership issued 49,000 common units in conjunction with acquisitions of apartment properties. All of the operating partnership units held by minority interest owners were issued in 1997 through 2004 in conjunction with acquisitions of apartment communities. Holders of operating partnership units generally are able to redeem their units for cash or, at our option, for shares of our common stock on a one-for-one basis after one year from issuance.

Cash Flows and Liquidity

         Net cash flows from operating activities totaled $12.7 million in 2004, $9.6 million in 2003, and $10.1 million in 2002. The increase in cash flows from operating activities in 2004 is primarily attributable to the positive impact of new apartment communities in 2003 and 2004 and improvements in apartment operating results. Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions. During the three-year period, we acquired a total of ten apartment communities - five in 2004, two in 2003, and three in 2002.

         We paid dividends to common shareholders of $0.25 per share per quarter in each quarter of 2004 and 2003, and $0.31 per share per quarter in each quarter of 2002. Our payout ratio (the ratio of common dividends plus distributions paid, divided by operating partnership funds from operations) was 82.1% in 2004, 82.5% in 2003, and 93.4% in 2002. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 90% distribution requirement for REITs, and anticipate that all dividends will be paid from current funds from operations.

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

         We received 7.5% of our revenue in 2004, 9.2% of our revenue in 2003, and 10.5% of our revenue in 2002, from rent received from Boddie-Noell Enterprises for the use of our restaurant properties. In addition, Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue.

         Enterprises is a privately owned company with total assets exceeding $240 million and net equity exceeding $90 million. Its principal line of business is the operation of 317 Hardee's restaurants. In addition to its Hardee's operations, Enterprises is the owner of Texas Steakhouse and Saloon, a casual dining concept with 29 restaurants; Cafe Carolina, a cafe bakery/fast casual dining concept with seven restaurants; and BBQ and Ribs, a fast-food barbeque concept with two restaurants. Enterprises also operates four Moe's Southwestern Grills. In addition to its restaurant operations, Enterprises conducts extensive real estate investment and development activities through BNE Land and Development. These activities involve a full range of property types, including land, commercial, retail, office, apartment and single-family properties. We have had extensive discussions with management of Enterprises and have reviewed their financial statements, cash flow analysis, restaurant contribution analysis, sales trend analysis and forecasts. We believe that Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

Contractual obligations

         In December 2004, we entered into agreements to acquire a portfolio of four apartment communities containing a total of 1,086 apartment units. The aggregate purchase price for the properties will be approximately $51.8 million, and consists of the assumption or refinancing of up to $43.2 million of debt on the properties, with the remaining amount (estimated at $8.6 million) to be paid in operating partnership units. We expect to complete these acquisitions by the end of March 2005. We currently manage these apartment communities on a contract basis.

         Our other contractual obligations as of December 31, 2004, are summarized as follows (all amounts in thousands):

                                                                 Payments due by period
                                                            Less                                     More
                                                           than 1         1 - 3        3 - 5        than 5
                                              Total         year          years        years        years
                                           ------------ ------------- ------------ ------------- ------------
Long-term debt obligations                   $286,425       $7,869       $87,325     $102,007       $89,224
Operating lease - corporate office                630          180           360           90             -
Purchase obligation - reconstruction of
   apartment building at Latitudes                705          705             -            -             -
                                           ------------ ------------- ------------ ------------- ------------
   Total                                     $287,760       $8,754       $87,685     $102,097       $89,224
                                           ============ ============= ============ ============= ============

Off balance sheet arrangements

         In January 2005, we acquired Boddie Investment Company ("BIC") through a merger. We issued 508,578 shares of common stock, and cancelled 72,399 shares of common stock that BIC held immediately before the merger. The value of this transaction was $8.2 million. As a result of this acquisition, we have assumed the role of general partner and acquired certain economic interests in three limited partnerships (50% interest in Marina Shores Associates One Limited Partnership, 1% interest in The Villages of Chapel Hill Limited Partnership, and 1% interest in The Villages of Chapel Hill - Phase 5 Limited Partnership). Prior to this acquisition, we managed the apartment communities owned by these partnerships on a contract basis; we will continue to manage these properties.

         We expect that, going forward, we will include the accounts of Marina Shores Apartments in our consolidated financial statements, and that Marina Shores will generate revenues, expenses and cash flows commensurate with the properties in which we own 100% interest. We have not completed the detailed analyses necessary to determine whether we will consolidate The Villages of Chapel Hill and The Villages of Chapel Hill - Phase 5; however, we do not expect that our 1% interest in these partnerships will have a significant impact on our financial condition or operating results.

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

         A summary of capital expenditures, in aggregate and per apartment unit, follows:

                                               2004                   2003                   2002
                                        Total     Per unit      Total    Per unit      Total    Per unit
                                      ---------- ------------ --------- ------------ --------- ------------
                                       (000's)                (000's)                 (000's)
Recurring capital expenditures:
  Floor coverings                        $  775       $143      $  772      $167      $  593       $148
  Appliances/HVAC                           385         71         256        55         212         53
  Exterior paint                              -          -         183        39         182         45
  Computer/support equipment                  4          1          85        18         102         25
  Other                                     754        139         436        94         396         98
                                      ----------- ----------- ---------- ----------- ---------- -----------
                                         $1,918       $354      $1,731      $374      $1,484       $369
                                      =========== =========== ========== =========== ========== ===========

Non-recurring capital
  expenditures:
  Acquisition improvements               $1,104                 $1,053                $  861
  Additions and betterments               1,541                    508                   303
  Replacements of casualty losses           526                      -                     -
  Computer/support equipment                 72                     57                    84
                                      -----------             ----------             ----------
                                         $3,243                 $1,619                $1,248
                                      ===========             ==========             ==========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A summary of long-term debt as of December 31, 2004 and 2003 is included in the notes to the financial statements in this Annual Report. At December 31, 2004, long-term debt totaled $286.4 million, including $215.6 million notes payable at fixed interest rates ranging from 5.0% to 8.6%, and $70.8 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.9% at December 31, 2004, 5.8% at December 31, 2003, and 6.1% at December 31, 2002. At our current level of variable-rate debt, a 1% change in variable interest rates would increase or decrease our annual interest expense by $720,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments (all amounts in thousands):

                                                       Expected maturity dates
                             2005        2006        2007        2008        2009       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $ 6,784     $ 1,597     $49,536     $38,453     $29,996     $89,224    $215,590
  Average interest rate       8.12%       6.08%       6.93%       6.55%       5.28%       6.29%       6.40%

Variable rate notes        $ 1,085     $15,745     $20,446     $   774     $32,784     $     -     $70,835
  Average interest rate       4.27%       4.26%       4.21%       4.22%       4.22%                   4.23%

         We estimate the fair value of fixed-rate and variable-rate notes using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our notes payable at December 31, 2004, totaled $296 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed under Item 15(a) and filed as part of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

         We have performed a review and evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on our review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures, as designed and implemented, were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, including reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

         Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company's assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         There are inherent limitations to the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

         Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, the company's management believes that, as of December 31, 2004, the company's internal control over financial reporting was effective based on those criteria.

         Our independent auditors, Ernst & Young, have issued an audit report on management's assessment of the company's internal control over financial reporting, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of our review and evaluation.


             Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
BNP Residential Properties, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that BNP Residential Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BNP Residential Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that BNP Residential Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BNP Residential Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BNP Residential Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of BNP Residential Properties, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.


                                            /s/ Ernst & Young LLP

Greenville, South Carolina
March 2, 2005

ITEM 9B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors hold office for the terms described below or until their successors are elected and qualified. The current members of our Board of Directors are identified in the following table, followed by biographical information on each member.


           Name              Age        Position                                           Director Since
---------------------------- ---------- ------------------------------------------------ -------------------
Directors serving until the 2005 annual meeting:
D. Scott Wilkerson               47     Director, President, Chief Executive Officer     December 1997
Paul G. Chrysson                 50     Director                                         December 1997
Peter J. Weidhorn                57     Series B Director (1)                            December 2001

Directors serving until the 2006 annual meeting:
W. Michael Gilley                49     Director                                         December 1997

Directors serving until the 2007 annual meeting:
Philip S. Payne                  53     Chairman, Chief Financial Officer                December 1997
Stephen R. Blank                 59     Director                                         May 1999

(1) The terms of the Certificate of Designation establishing the rights and preferences of the Series B Convertible Preferred Stock provide that the holders of a majority in interest of the Series B Convertible Preferred Stock can elect one director, to whom we refer as the "Series B Director."

Philip S. Payne - Chairman of the Board of Directors, Chief Financial Officer. Mr. Payne joined BT Venture Corporation, which was subsequently purchased by the company, in 1990 as Vice President of Capital Markets Activities and became Executive Vice President and Chief Financial Officer in January 1993. He was named Treasurer in April 1995 and a Director in December 1997. In January 2004, Mr. Payne was named Chairman of the Board of Directors and continues in his role as Chief Financial Officer. From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a BS degree from the College of William and Mary in 1973 and a JD degree in 1978 from the same institution. He is a member of the board of directors of the National Multi Housing Council and is a member of the Urban Land Institute (Multi Family Council - Gold). In addition, he is a member of the board of directors of Ashford Hospitality Trust, a REIT focused on the hospitality industry, and serves as chairman of its audit committee.

D. Scott Wilkerson - Director, President, Chief Executive Officer. Mr. Wilkerson joined BT Venture Corporation, which was subsequently purchased by the company, in 1987 and served in various officer-level positions, including Vice President of Administration and Finance and Vice President for Acquisitions and Development before becoming President in January 1994. He was named Chief Executive Officer in April 1995 and a Director in December 1997. From 1980 to 1986, Mr. Wilkerson was with Arthur Andersen LLP in Charlotte, North Carolina, serving as tax manager from 1985 to 1986. His specialization was in the representation of real estate investors, developers and management companies. Mr. Wilkerson received a BS degree in accounting from the University of North Carolina at Charlotte in 1980. He is a certified public accountant and licensed real estate broker. He serves on the boards of directors of the National Multi Housing Council and the National Apartment Association. He is President of the Apartment Association of North Carolina and is a past president of the Charlotte Apartment Association. He is active in various professional, civic and charitable activities.

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

Peter J. Weidhorn - Series B Director. Mr. Weidhorn is a consultant and private real estate investor in the multi-family housing market. From 1998 to 2000, he was Chairman of the Board, President and Director of WNY Group, Inc., a real estate investment trust that owned and operated 8,000 apartment units throughout New Jersey, Pennsylvania, Delaware and Maryland prior to its sale to the Kushner Companies. From 1981 to 1998, he was President of WNY Management Corp. Mr. Weidhorn serves on the boards of directors of Monmouth Real Estate Investment Corporation and The Community Development Trust, and is a past president of the New Jersey Apartment Association. Mr. Weidhorn currently serves as the chair of the audit committee of Monmouth Real Estate Investment Corporation and as a member of the audit committee of The Community Development Trust. He has over 30 years of experience in the management, acquisition, and financing of commercial real estate. Mr. Weidhorn is a certified public accountant (inactive). He is active in various professional, civic and charitable activities.

Information about our executive officers is included in Part I, Item X. Executive Officers of the Registrant, in this Annual Report.

Audit Committee Financial Experts

         The members of our Audit Committee are Messrs. Blank, Gilley, and Weidhorn. Our Board of Directors has determined that Messrs. Blank and Weidhorn qualify as "audit committee financial experts" as defined by SEC regulations. All three members are considered "independent" as defined by SEC regulations and rules of the American Stock Exchange, and "financially literate" under the rules of the American Stock Exchange. Messrs. Blank's and Weidhorn's relevant experience is described above in the biographical information for each.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of the copies of the forms in its possession, and on written representations from certain reporting persons, the company believes that during 2004 all of its executive officers and directors filed the reports required under Section 16(a) on a timely basis.

Code of Ethics

         Our Board of Directors has adopted a Code of Conduct and Business Ethics that is applicable to all directors, officers and employees of the company. You may view this document at our Internet website at www.bnp-residential.com. You may obtain a copy of this document free of charge by mailing a written request to: Investor Relations, BNP Residential Properties, Inc., 301 South College Street, Suite 3850, Charlotte, NC 28202, or by sending an email request to: investor.relations@bnp-residential.com.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         The following tables provide information regarding the annual and long-term compensation of our chief executive officer, and the other most highly paid executive officers whose total salary and bonus exceeded $100,000 in 2004. We refer to them as the "named executive officers."

                                                                           Annual Compensation
------------------------------------------------------------------------------------------------------------
           Name and Principal Position                Year        Salary        Bonus        Other (1)
-----------------------------------------------------------------------------------------------------------
D. Scott Wilkerson, President,                        2004         $228,750      $11,250        $73,249
   Chief Executive Officer                            2003          225,000            -              -
                                                      2002          200,000       25,000              -

Philip S. Payne, Chairman of the Board of             2004         $228,750      $11,250        $79,956
   Directors, Chief Financial Officer                 2003          225,000            -              -
                                                      2002          200,000       25,000              -

Eric S. Rohm, Vice President, Secretary,              2004         $145,000      $15,000              -
   General Counsel                                    2003          140,000            -              -

Pamela B. Bruno, Vice President, Treasurer,           2004         $145,000      $15,000        $17,395
   Chief Accounting Officer, Assistant Secretary      2003          136,250       18,750              -
                                                      2002          125,000            -              -

(1) Amounts for 2004 include the value realized in exercise of stock options, included in the table below. No amounts have been included for 2003 and 2002 because perquisites received by the named executive officers were less than 10% of the total of their annual salary and bonus amounts.

         The following table provides information regarding exercises of stock options by named executive officers during 2004 as well as the value of unexercised stock options held by named executive officers as of December 31, 2004. No options were granted during the year ended December 31, 2004.

                                                      Number of Securities
                        Number of                    Underlying Unexercised       Value of Unexercised
                          Shares        Value              Options at           In-the-Money Options at
                       Acquired in   Realized in        Fiscal Year End             Fiscal Year End
         Name            Exercise      Exercise    Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------
D. Scott Wilkerson         43,844       $59,189       100,000             -       $341,250             -

Philip S. Payne            50,000        67,500       100,000             -        341,250             -

Pamela B. Bruno             6,000         8,100        30,000             -         98,000             -


         We do not have a long-term incentive plan in place other than our Stock Option and Incentive Plan described in Item 12 below.

Compensation of Directors

         During 2004, we paid directors' fees to each director who is not an executive officer of the company. During the year ended December 31, 2004, Messrs. Blank, Chrysson, Gilley, and Weidhorn were each paid annual retainers of $12,000 plus fees totaling $5,650 each for participation in board meetings. In addition, Messrs. Blank, Gilley and Weidhorn each received $200 for participation in Audit Committee meetings. Messrs. Wilkerson and Payne did not receive any compensation for their service as directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         In July 1997, we entered into substantially identical employment agreements with D. Scott Wilkerson (President and Chief Executive Officer) and Philip S. Payne (Chief Financial Officer). The term of the agreements is four years, subject to automatic annual renewal for additional one-year periods extending the term to a maximum of ten years. The agreements provide for initial annual base salaries of $139,920, annual discretionary bonuses as determined by the Board of Directors and participation in an incentive compensation plan, along with specified death and disability benefits. The agreements provide for severance payments equal to the then current base salary for the remaining term of the contract (excluding any unexercised renewal periods) in the event of termination without cause. In the event of a change in control of the company, the agreements provide for payments of three times base salary then in effect and three times average discretionary bonus and annual bonus over the prior three fiscal years. In addition, the agreements provide for a lump sum cash payment of the benefit the executive would otherwise have received had all stock options and other stock based compensation been fully vested, been exercised and become due and payable.

         In July 1997, we entered into an employment agreement with Pamela B. Bruno (Vice President, Treasurer, Chief Accounting Officer and Assistant Secretary). The two-year agreement (with automatic annual renewal periods) is substantially identical to the agreements signed by Messrs. Wilkerson and Payne, except that this agreement provides for an initial annual base salary of $90,000 and limits severance payments to no more than the greater of the then-remaining term of the agreement or one year's total compensation.

         In December 2002, we entered into an employment agreement with Eric S. Rohm (Vice President, Secretary and General Counsel). The two-year agreement (with automatic annual renewal periods) is substantially identical to the agreement signed by Ms. Bruno, except that this agreement provides for an initial annual base salary of $140,000.

Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee are Messrs. Blank, Chrysson and Weidhorn. All three members are considered "independent" as defined by SEC regulations and rules of the American Stock Exchange. Mr. Weidhorn is identified in Item 13. Certain Relationships and Related Transactions in our discussion of "BNP Residential Properties, Inc. and Preferred Investment I, LLC." Mr. Chrysson is identified in Item 13 in our discussion of "BNP Residential Properties, Inc. and the Chrysson Parties."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

         We have reserved 470,000 shares of the company's common stock for issuance under our employee Stock Option and Incentive Plan. Options have been granted to employees at prices equal to the fair market value of the stock on the dates the options were granted or repriced. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire ten years after the date of grant.

         The following table provides summary information about securities to be issued under our equity compensation plan. More detailed information is provided in the notes to our financial statements included in this Annual Report.


                                                                                      Number of securities
                              Number of securities to       Weighted average        remaining available for
                              be issued upon exercise       exercise price of           future issuance
                              of outstanding options,     outstanding options,            under equity
       Plan category            warrants and rights        warrants and rights         compensation plans
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                                   327,500                     $12.04                    142,656

Equity compensation plans
not approved by security
holders                                         -                       -                             -
                             -------------------------- -------------------------- --------------------------

         Total                            327,500                     $12.04                    142,656
                             ========================== ========================== ==========================

Security Ownership of Certain Beneficial Owners and Management - Common Stock

         The following table provides certain information regarding beneficial ownership of common stock as of February 23, 2005, by each person or group known to be the beneficial owner of more than 5% of the company's common stock.



                                                           Common Shares
                                                         Beneficially Owned
    Name and address of beneficial owner               Number        Percent
------------------------------------------------- ------------- ---------------

B. Mayo Boddie                                         436,038        5.3%
   P. O. Box 1908, Rocky Mount, NC 27802
Kensington Investment Group, Inc.                      457,900        5.0%
   4 Orinda Way, Suite 200C, Orinda, CA 94563
Preferred Investment I, LLC (1)                        909,090        9.1%
   60 Thomas Drive, Manalapan, NJ 07726

(1) Includes 909,090 shares of Series B Cumulative Convertible Preferred stock owned by Preferred Investment I, LLC which is convertible into common shares on a one-to-one basis.

         The following table provides certain information regarding beneficial ownership of common stock as of February 23, 2005, by each of the directors and named executive officers, and by all directors and officers as a group.

                                                         Common Shares
                                                       Beneficially Owned
        Directors and Officers (1)                 Number           Percent
----------------------------------------------- ---------------- --------------

Philip S. Payne (2)                                   189,570          2.1%
D. Scott Wilkerson (2)                                143,343          1.6%
Stephen R. Blank                                        1,000             *
Paul G. Chrysson (3)                                  267,612          2.9%
W. Michael Gilley (4)                                 265,991          2.8%
Peter J. Weidhorn (5)                                 917,290          9.2%
Eric S. Rohm                                              -0-             *
Pamela B. Bruno (6)                                    40,334             *

                                                         Common Shares
                                                       Beneficially Owned
        Directors and Officers (1)                 Number           Percent
----------------------------------------------- ---------------- --------------
All directors and executive officers
   as a group (8 persons) (7)                       1,825,140         17.0%

* Less than 1 percent.
(1) Address for each person listed herein is 301 South College Street, Suite 3850, Charlotte NC 28202.
(2)  Includes exercisable options for 100,000 shares of common stock.
(3) Includes 250,612 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units owned by Mr. Chrysson in the operating partnership.
(4) Includes 265,991 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units owned by Mr. Gilley in the operating partnership.
(5) Includes 909,090 shares of Series B Cumulative Convertible Preferred stock owned by Preferred Investment I, LLC (of which Mr. Weidhorn is the managing director) which is convertible into common shares on a one-to-one basis.
(6)  Includes exercisable options for 30,000 shares of common stock.
(7) Includes exercisable options for 230,000 shares, 909,090 shares issuable upon conversion of Series B Cumulative Convertible Preferred stock, and 516,603 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units in the operating partnership.

Security Ownership of Certain Beneficial Owners and Management - Preferred Stock

         The following table provides certain information regarding beneficial ownership of Series B Cumulative Convertible Preferred stock as of February 23, 2005. These shares have limited voting rights.



                                                      Series B Preferred Shares
                                                         Beneficially Owned
    Name and address of beneficial owner               Number          Percent
-------------------------------------------------- -------------- --------------

Preferred Investment I, LLC                            909,090         100.0%
      60 Thomas Drive, Manalapan, NJ 07726

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BNP Residential Properties, Inc. and Preferred Investment I, LLC

         During 2001 through 2003, we issued a total of 909,090 shares of our Series B Cumulative Convertible Preferred Stock to Preferred Investment I, LLC for net proceeds of $9.6 million. We describe and discuss these transactions in the notes to our financial statements.

         Peter J. Weidhorn, the managing member of Preferred Investment I, LLC, serves as the Series B Director on our Board of Directors.

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

         B. Mayo Boddie served on our Board of Directors from the company's inception in 1987 until May 2004. Mr. Boddie is Chairman of the Board of Directors and Chief Executive Officer of Enterprises. Mr. Boddie and certain of his family members, including Nicholas B. Boddie, are the sole owners of Enterprises.

         Douglas E. Anderson served as Vice President and Secretary of our company from our inception in 1987 until May 2004. He has been with Enterprises since 1977 and is currently a director, executive vice president and secretary of Enterprises. Mr. Anderson is also president of BNE Land and Development Company, the real estate development division of Enterprises.

BNP Residential Properties, Inc. and Boddie Investment Company

         We provided fee management for three limited partnerships, of which Boddie Investment Company ("BIC") was the general partner, and the apartment communities owned by those partnerships, until January 2005. We recorded fee revenues totaling $409,000 from these limited partnerships in 2004.

         In January 2005, we acquired BIC in exchange for 508,578 shares of our common stock, valued at $8.2 million, which we issued to Messrs. Boddie and Boddie. As part of this acquisition, BIC surrendered, and we cancelled, 72,399 shares of our common stock valued at $1.2 million. As a result of this acquisition, we have assumed the role of general partner and acquired the economic interests in the three limited partnerships to which we previously provided fee management services. We will continue to manage the properties following this acquisition.

         In addition, we are the lender in a participating loan agreement with The Villages of Chapel Hill Limited Partnership, one of the limited partnerships identified above. We describe and discuss this relationship in the notes to our financial statements.

         Messrs. Boddie and Boddie were the sole shareholders and directors of Boddie Investment Company. Mr. Anderson was vice president and secretary of Boddie Investment Company.

BNP Residential Properties, Inc. and the Chrysson Parties

         In July 2004, we acquired Savannah Shores Apartments and issued 7,695 operating partnership common units to members of a group that we refer to as the Chrysson Parties. Prior to this acquisition, we managed this community on a contract basis. In previous years during 1997 through 2002, we issued 1.5 million operating partnership common units to acquire eight apartment communities from this group. We describe and discuss this relationship in the notes to our financial statements.

         Messrs. Chrysson and Gilley, who serve on our Board of Directors, are members of the Chrysson Parties.

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

         The Board of Directors, upon the recommendation of the Audit Committee, engaged Ernst & Young LLP to serve as our independent auditors for the fiscal years ending December 31, 2004 and 2003. The Audit Committee also approves in advance all engagements of Ernst & Young LLP for audit-related, tax and other services.

         The following table reflects fees billed by Ernst & Young LLP for services rendered to the company and its subsidiaries in 2004 and 2003:

                          Nature of Services                                   2004                      2003
----------------------------------------------------------------------- ------------------- -------------------
Audit fees -                                                                   $224,000            $117,000
     For audit of our annual financial statements, audit of internal control over financial reporting (in 2004), and review of
     financial statements included in our Forms 10-Q

Audit-related fees -                                                            174,000              22,000
     For services related to business acquisitions, accounting
     consultations, SEC registration statements, and audit of the company's 401(k) plan

Tax fees -                                                                      115,000             108,000
     For tax compliance, tax advice, and tax planning

All other fees - (none in 2004 or 2003)                                               -                   -


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

         The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                   Index to Financial Statements and Schedules

                                                                                                  Page
BNP Residential Properties, Inc. Consolidated Financial Statements
   Report of Independent Registered Public Accounting Firm                                         42
   Consolidated Balance Sheets as of December 31, 2004 and 2003                                    43
   Consolidated Statements of Operations for the Years Ended                                       44
      December 31, 2004, 2003, and 2002
   Consolidated Statements of Shareholders' Equity for the Years Ended                             45
      December 31, 2004, 2003, and 2002
   Consolidated Statements of Cash Flows for the Years Ended                                       46
      December 31, 2004, 2003, and 2002
   Notes to Consolidated Financial Statements                                                      47

Statements of Revenue and Certain Operating Expenses of Acquired Properties
   Oakwood Raleigh Apartments - For the year ended December 31, 2003, and for the unaudited 64 period January 1 through May 11, 2004
   Carriage Club Apartments - For the year ended December 31, 2003, and for the unaudited          67
     period January 1 through June 28, 2004

                                                                                                  Page

   Savannah Shores Apartments - For the years ended December 31, 2003 and 2002, and for the        70
     period January 1 through June 30, 2004
   Fairington Apartments - For the year ended December 31, 2003, and for the unaudited             73
     period January 1 through August 4, 2004
   Sterling Park Apartments - (Unaudited) - For the year ended December 31, 2003, and for          76
     the period January 1 through September 29, 2004

Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                                         78

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3. Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

Exhibit No.

     2.1*       Master Agreement of Merger and Acquisition by and among BNP
                Residential Properties, Inc., BNP Residential Properties Limited
                Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael
                Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September
                22, 1997 (filed as Exhibit 2.1 to Registration Statement No.
                333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2*       Amendment to Master Agreement of Merger and Acquisition dated
                September 22, 1997, by and among BNP Residential Properties,
                Inc., BNP Residential Properties Limited Partnership, Paul G.
                Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G.
                Gallins, James D. Yopp, and the partnerships and limited
                liability companies listed therein, dated November 3, 1997
                (filed as Exhibit 2.3 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 1, 1997, and
                incorporated herein by reference)
     3.1*       Articles of Incorporation (filed as Exhibit 3.1 to BNP
                Residential Properties, Inc., Current Report on Form 8-K dated
                March 17, 1999, and incorporated herein by reference)
     3.2*       Articles Supplementary, Classifying and Designating 909,090
                Shares of Series B Cumulative Convertible Preferred Stock, dated
                December 28, 2001 (filed as Exhibit 3.1 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated December 28,
                2001, and incorporated herein by reference)
     3.3*       Amended and Restated By-Laws adopted May 20, 2004 (filed as
                Exhibit 3.1 to BNP Residential Properties, Inc., Current Report
                on Form 8-K dated July 14, 2004, and incorporated herein by reference)
     4.1*       Rights Agreement, dated March 18, 1999, between the Company and
                First Union National Bank (filed as Exhibit 4 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated March 17,
                1999, and incorporated herein by reference)
     4.2*       Registration Rights Agreement By and Among BNP Residential
                Properties, Inc. and Preferred Investment I, LLC, dated December
                28, 2001 (filed as Exhibit 4 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 28, 2001, and
                incorporated herein by reference)
    10.1*       Second Amended and Restated Agreement of Limited Partnership of
                BNP Residential Properties Limited Partnership dated as of March
                17, 1999 (filed as Exhibit 10.1 to the
                company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and incorporated herein by reference)
    10.2*       Amendment to Second Amended and Restated Agreement of Limited
                Partnership of BNP Residential Properties Limited Partnership,
                dated December 28, 2001 (filed as Exhibit 10.1 to BNP
                Residential Properties, Inc. Current Report on Form 8-K dated
                December 28, 2001, and incorporated herein by reference)
    10.3*       Investment Agreement By and Between BNP Residential Properties,
                Inc. and Preferred Investment I, LLC, dated December 28, 2001
                (filed as Exhibit 10.2 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 28, 2001, and
                incorporated herein by reference)
    10.4*       Amended and Restated Master Lease Agreement dated December 21,
                1995, between BNP Residential Properties, Inc. and Boddie-Noell
                Enterprises, Inc. (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K dated December 31,
                1995, and incorporated herein by reference)
    10.5*       Amended and Restated 1994 Stock Option and Incentive Plan (filed as Exhibit 10.8 to BNP Residential Properties, Inc. Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein)
    10.6*       Form and description of Employment Agreements dated July 15,
                1997, and December 1, 2002, between BNP Residential Properties,
                Inc. and certain officers (filed as Exhibit 10 to BNP
                Residential Properties, Inc. Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1997; and as Exhibit 10.7 to BNP
                Residential Properties, Inc. Annual Report on Form 10-K for the
                year ended December 31, 2002, and incorporated herein by
                reference)
    10.7*       Purchase Agreement by and among BNP Residential Properties, Inc.
                and Purchasers for 1,175,519 shares of common stock, dated as of
                February 17, 2004 (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated February 23,
                2004, and incorporated herein by reference)
    10.8*       Purchase Agreement by and among BNP Residential Properties, Inc.
                and Purchasers for 1,420,000 shares of common stock, dated as of
                July 14, 2004 (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated July 14, 2004, and incorporated herein by reference)
    10.9        Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Beach Investment
                Properties, LLC and members thereof, dated as of December 7,
                2004
    10.10       Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Timberline
                Ventures, LLC and members thereof, dated as of December 7, 2004
    10.11       Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Laurel Springs
                II, LLC and members thereof, dated as December 7, 2004
    10.12       Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Salem
                Ridge/Shugart, LLC and members thereof, dated as of
                December 7, 2004
    21          Subsidiaries of the Registrant
    23          Consent of Ernst & Young LLP
    31.1        Rule 13a-14(a)/15d-14(a) Certification by Chief Executive
                Officer
    31.2        Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
                Officer
    32.1        Section 1350 Certification by Chief Executive Officer
    32.2        Section 1350 Certification by Chief Financial Officer

* Incorporated herein by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BNP RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)



Date:  March 3, 2005                  /s/ Philip S. Payne
                                    ----------------------------------------
                                    Philip S. Payne
                                    Chairman of the Board of Directors,
                                    Chief Financial Officer



Date:  March 3, 2005                  /s/ Pamela B. Bruno
                                    ----------------------------------------
                                    Pamela B. Bruno
                                    Vice President,
                                    Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

  /s/ Philip S. Payne               Chairman of the Board of Directors,         March 3, 2005
-------------------------------
Philip S. Payne                     Chief Financial Officer

  /s/ D. Scott Wilkerson            President, Chief Executive                  March 3, 2005
-------------------------------
D. Scott Wilkerson Officer, Director

  /s/ Pamela B. Bruno               Vice President, Treasurer,                  March 3, 2005
-------------------------------
Pamela B. Bruno                     Chief Accounting Officer

  /s/ Stephen R. Blank              Director                                    March 3, 2005
-------------------------------
Stephen R. Blank

  /s/ Paul G. Chrysson              Director                                    March 3, 2005
-------------------------------
Paul G. Chrysson

 /s/ W. Michael Gilley              Director                                    March 3, 2005
-------------------------------
W. Michael Gilley

  /s/ Peter J. Weidhorn             Director                                    March 3, 2005
-------------------------------
Peter J. Weidhorn


             Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
BNP Residential Properties, Inc.

We have audited the accompanying consolidated balance sheets of BNP Residential Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNP Residential Properties, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BNP Residential Properties, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.


                                                       /s/ Ernst & Young LLP

Greenville, South Carolina
March 2, 2005

 BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Balance Sheets
(all amounts in thousands except share data)

                                                                                   December 31
                                                                             2004               2003
                                                                       ------------------ ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                       $ 389,119          $ 299,661
   Restaurant properties                                                         37,405             37,405
                                                                       ------------------ ------------------
                                                                                426,525            337,067
   Less accumulated depreciation                                                (66,454)           (56,053)
                                                                       ------------------ ------------------
                                                                                360,071            281,014
Cash and cash equivalents                                                           517                564
Prepaid expenses and other assets                                                 4,516              3,408
Intangible assets, net of accumulated amortization:
   Intangible related to acquisition of management operations                     1,115              1,115
   Deferred financing costs                                                       1,545              1,098
                                                                       ------------------ ------------------
Total assets                                                                  $ 367,764          $ 287,200
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                         $ 286,425          $ 229,714
Accounts payable and accrued expenses                                               897                354
Accrued interest on notes payable                                                 1,264              1,055
Deferred revenue and security deposits                                            1,787              1,344
Deferred credit for interest defeasance                                               -                105
                                                                       ------------------ ------------------
                                                                                290,373            232,572

Minority interest in Operating Partnership                                       14,394             15,895
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   909,090 shares issued and outstanding at
      December 31, 2004, and at December 31, 2003                                10,000             10,000
Common stock, $.01 par value, 100,000,000 shares authorized,
   8,652,740 shares issued and outstanding at December 31, 2004,
   5,907,133 shares issued and outstanding at December 31, 2003                      87                 59
Additional paid-in capital                                                      103,221             71,473
Dividend distributions in excess of net income                                  (50,311)           (42,800)
                                                                       ------------------ ------------------
Total shareholders' equity                                                       62,996             38,733
                                                                       ------------------ ------------------
Total liabilities and shareholders' equity                                    $ 367,764          $ 287,200
                                                                       ================== ==================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations
(all amounts in thousands except per share amounts)

                                                                           Years ended December 31
                                                                       2004          2003          2002
                                                                   ------------- ------------- -------------
Revenues
Apartment rental income                                               $ 45,808      $ 37,475      $ 32,890
Restaurant rental income                                                 3,830         3,908         4,021
Management fee income                                                      761           873         1,095
Casualty gains                                                             269             -             -
Interest and other income                                                  197           404           158
                                                                   ------------- ------------- -------------
                                                                        50,865        42,660        38,164

Expenses
Apartment operations                                                    18,563        15,458        12,682
Apartment administration                                                 2,210         1,711         1,364
Corporate administration                                                 2,309         2,196         1,994
Interest                                                                14,608        13,000        11,452
Depreciation                                                            11,660        10,040         8,794
Amortization of deferred loan costs                                        375           322           256
Write-off of unamortized loan costs at debt refinance                       85             -            95
                                                                   ------------- ------------- -------------
                                                                        49,810        42,727        36,637
                                                                   ------------- ------------- -------------
Income (loss) before minority interest                                   1,055           (66)        1,527
Minority interest in operating partnership                                  16          (174)          279
                                                                   ------------- ------------- -------------
Net income                                                               1,039           107         1,248
Cumulative preferred dividend                                            1,000           661           323
                                                                   ------------- ------------- -------------
Income (loss) available to common shareholders                        $     39      $   (553)     $    925
                                                                   ============= ============= =============


Weighted average common shares outstanding                               7,617         5,868         5,787


Per common share amounts:

Earnings per common share - basic
   Net income                                                          $  0.14       $  0.02       $  0.22
   Income (loss) available to common shareholders                         0.01         (0.09)         0.16
Earnings per common share - diluted
   Net income (loss)                                                      0.11         (0.01)         0.20
   Income (loss) available to common shareholders                         0.01         (0.09)         0.16

Dividends declared per common share                                       1.00          1.00          1.24



See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity
(all amounts in thousands)

                                                                                      Dividend
                                                                       Additional   distributions
                               Preferred Stock       Common Stock        paid-in    in excess of
                              Shares    Amount     Shares    Amount      capital     net income      Total
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2001       227    $  2,500     5,745      $ 57    $  69,873      $ (30,396)   $ 42,034
Preferred stock issued          227       2,500         -         -         (108)             -       2,392
Common stock issued               -           -        86         1          960              -         961
Dividends paid - preferred        -           -         -         -            -           (200)       (200)
Dividends paid - common           -           -         -         -            -         (7,163)     (7,163)
Net income                        -           -         -         -            -          1,248       1,248
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2002       454       5,000     5,831        58       70,725        (36,512)     39,271
Preferred stock issued          455       5,000         -         -          (54)             -       4,947
Common stock issued               -           -        76         1          803              -         803
Dividends paid - preferred        -           -         -         -            -           (537)       (537)
Dividends paid - common           -           -         -         -            -         (5,859)     (5,859)
Net income                        -           -         -         -            -            107         107
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2003       909      10,000     5,907        59       71,473        (42,800)     38,733
Common stock issued               -           -     2,746        27       31,747              -      31,775
Dividends paid - preferred        -           -         -         -            -         (1,000)     (1,000)
Dividends paid - common           -           -         -         -            -         (7,551)     (7,551)
Net income                        -           -         -         -            -          1,039       1,039
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2004       909    $ 10,000     8,653      $ 87    $ 103,221      $ (50,311)   $ 62,996
                             ========= ========== ========= ========== ============ ============== ==========


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows
(all amounts in thousands)

                                                                           Years ended December 31
                                                                      2004           2003          2002
                                                                  -------------- ------------- --------------
Operating activities
Apartment rental receipts, net                                      $ 45,717        $ 37,491      $ 32,535
Restaurant rental receipts                                             3,920           3,908         4,021
Management fee receipts                                                  762             826         1,088
Interest and other income receipts                                       185             404           184
Operating and administrative expense payments                        (23,402)        (19,843)      (16,209)
Interest payments                                                    (14,504)        (13,192)      (11,502)
                                                                  -------------- ------------- --------------
  Net cash provided by operating activities                           12,677           9,594        10,118

Investing activities
Acquisitions of apartment properties                                 (48,148)        (23,382)      (29,804)
Additions to apartment communities                                    (5,161)         (3,349)       (2,731)
Net (funding of) release from lender reserves for replacements          (457)            213          (133)
Casualty and other proceeds from apartment assets                        918               -             -
Sale of restaurant properties                                              -           1,244             -
                                                                  -------------- ------------- --------------
  Net cash used in investing activities                              (52,848)        (25,275)      (32,669)

Financing activities
Net proceeds from issuance of preferred stock                              -           4,946         2,232
Net proceeds from issuance of common stock                            31,462             770           864
Distributions to operating partnership minority unitholders           (1,847)         (1,845)       (2,171)
Payment of dividends to preferred shareholder                         (1,000)           (537)         (200)
Payment of dividends to common shareholders                           (7,551)         (5,859)       (7,163)
Proceeds from notes payable                                          111,906          25,986        43,347
Principal payments on notes payable                                  (91,941)         (7,856)      (14,425)
Payment of deferred financing costs                                     (906)           (244)         (465)
                                                                  -------------- ------------- --------------
  Net cash provided by financing activities                           40,123          15,361        22,018
                                                                  -------------- ------------- --------------

Net decrease in cash and cash equivalents                                (47)           (320)         (533)
Cash and cash equivalents at beginning of year                           564             884         1,418
                                                                  -------------- ------------- --------------
Cash and cash equivalents at end of year                            $    517        $    564      $    884
                                                                  ============== ============= ==============

Reconciliation of net income to
  net cash provided by operating activities:
Net income                                                          $  1,039        $    107      $  1,248
Casualty gains, net of losses                                           (255)              -             -
Write-off of unamortized loan costs at debt refinance                     85               -            95
Minority interest in operating partnership                                16            (174)          279
Depreciation and amortization of intangible assets                    12,035          10,361         9,050
Amortization of defeasance credit                                       (105)           (228)         (167)
Changes in operating assets and liabilities:
  Prepaid expenses and other assets                                     (336)           (297)           (2)
  Accounts payable and accrued expenses                                  119             (97)         (163)
  Deferred revenue, prepaid rent and security deposits                    79             (79)         (223)
                                                                  -------------- ------------- --------------
    Net cash provided by operating activities                       $ 12,677        $  9,594      $ 10,118
                                                                  ============== ============= ==============

See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 2004


Note 1.  Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "operating partnership"). All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

We are a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of December 31, 2004, we managed 32 multi-family communities containing 7,912 units. Of these, we owned 25 apartment communities, containing 6,113 units. Third parties owned the remaining seven communities, containing 1,799 units, and we managed them on a contract basis. In addition to our apartment communities, at December 31, 2004, we owned 40 properties that we lease to a third party under a master lease on a triple-net lease basis. The lessee operates these properties as restaurants and, under the terms of the lease, is totally responsible for the operation and maintenance of the properties.

UpREIT Structure
We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the general partner and owns a majority interest in the operating partnership, through which we conduct all of our operations. At December 31, 2004, we owned 82% of the common ownership units of the operating partnership and 100% of the preferred ownership units of the operating partnership. We refer to the limited partners of the operating partnership as minority common unitholders or as the minority interest. Limited partners will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the operating partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

Reclassifications

We have reclassified certain 2003 and 2002 amounts to conform to the current year presentation in the accompanying financial statements.

Beginning in 2004, we have presented operating activities in our consolidated statements of cash flows using the direct method, which provides cash flow amounts corresponding directly to lines in our statements of operations. (In previous years, we presented this information using the indirect method, which reconciles net income to net cash provided by operating activities.) We have also adjusted the 2003 and 2002 comparative amounts in our consolidated statements of cash flows to conform to the 2004 presentation by reclassifying the net cash flows related to funding of lender reserves for apartment property replacements from operating activities to investing activities. This reclassification has no impact on the net decrease in cash and cash equivalents for 2003 and 2002, only in the subtotals for net cash provided by operating activities and net cash used in investing activities, as follows:


                                                          As Currently                       As Previously
                                                           Presented        Adjustments         Reported
                                                        ----------------- ----------------- -----------------
                                                            (000's)          (000's)             (000's)
Year ended December 31, 2003
Net cash provided by operating activities                  $   9,594             $(213)        $   9,807
Net cash used in investing activities                        (25,275)              213           (25,488)

Year ended December 31, 2002
Net cash provided by operating activities                     10,118               133             9,984
Net cash used in investing activities                        (32,669)             (133)          (32,535)

We adopted Statement of Financial Accounting Standards ("FAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," effective January, 2003. FAS 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FAS 4. We reclassified the extraordinary item for loss on early extinguishment of debt in 2002 to conform to FAS 145 in our 2003 Annual Report. While adoption of FAS 145 had no impact on net income, it reduced income before extraordinary items and eliminated the extraordinary item as previously reported in our 2002 Annual Report, as follows:

                                                                                             As Previously
                                                          As Currently                        Reported in
                                                           Presented        Adjustments          2002
                                                        ----------------- ----------------- -----------------
                                                             (000's)          (000's)           (000's)
Year ended December 31, 2002
Revenues                                                     $38,164            $    -           $38,164
Expenses                                                      36,637                95            36,542
                                                        ----------------- ----------------- -----------------
Income before minority interest and
   extraordinary item                                          1,527               (95)            1,622
Minority interest in Operating Partnership                       279               (22)              300
                                                        ----------------- ----------------- -----------------
Income before extraordinary item                               1,248               (73)            1,321
Extraordinary item - loss on early
   extinguishment of debt                                          -               (73)               73
                                                        ----------------- ----------------- -----------------
Net income                                                   $ 1,248            $    -           $ 1,248
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

Real Estate Investments
Real estate investments are stated at the lower of cost, less accumulated depreciation, or fair value. In general, for properties acquired prior to 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings. For properties acquired after 2001, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: base building structure, 43-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

We generally complete and capitalize acquisition improvements (expenditures that have been identified at the time the property is acquired, and which are intended to position the property consistent with our physical standards) within one to two years of acquisition of the related apartment property. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We capitalize all floor covering, appliance and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years. We expense ordinary repairs and maintenance costs at apartment communities. Costs of repairs and maintenance and capital improvements at restaurant properties are borne by the lessee.

We evaluate our real estate assets from time to time, or upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded values. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 2004 and 2003, none of our assets were considered impaired.

Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Costs
We adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized after December 31, 2001, but are subject to annual impairment tests in accordance with the Statement. We perform these annual tests as of October 1 of each year. Based on our tests through October 1, 2004, we determined that the intangible related to our 1994 acquisition of management operations, net of accumulated amortization, is not impaired. The historical cost of this asset is $3.7 million, with accumulated amortization of $2.6 million at December 31, 2004 and 2003.

We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or pay off notes prior to their maturity, we write off the related unamortized financing costs, reflected as a charge to operations. Accumulated amortization on these assets was $1,210,000 at December 31, 2004, and $870,000 at December 31, 2003.

As of December 31, 2004, we estimate future amortization of deferred financing costs will be as follows:

    2005          $380,000                   2008               $152,000
    2006           359,000                   2009                110,000
    2007           308,000                   Thereafter          236,000

We defer costs incurred in connection with proposed investing and financing transactions until the proposed transactions are consummated. We include such costs in prepaid expenses and other assets on our balance sheet. If we determine that a proposed transaction is not probable, we charge these costs to expense. At December 31, 2004, deferred costs related to proposed transactions totaled $130,000.

Fair Values of Financial Instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value. We estimate the fair value of fixed-rate notes and variable-rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

The aggregate fair value of our deed of trust and other notes payable was $296 million at December 31, 2004, and $242 million at December 31, 2003.

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

Revenue Recognition
We record rental and other revenue as it is earned, net of our provision for estimated uncollectible revenues. We amortize any cash concessions given at the inception of an apartment lease over the approximate life of the lease, which is generally one year or less. We record rental payments received prior to the first of a given month as prepaid rent. We hold tenant security deposits in trust in bank accounts separate from operating cash; related trust account balances are included in the balance sheet in other current assets.

In December 2000, we received an $800,000 advance payment under a contract for use of our cable equipment at five apartment communities. This receipt, net of $20,000 of related costs, was recorded as deferred revenue, and we are recognizing this rental revenue over the ten-year contract term beginning in 2001.

Deferred revenue and security deposits include the following amounts:

                                                                                     December 31
                                                                                2004              2003
                                                                          ----------------- -----------------
                                                                               (000's)           (000's)
Liability for tenant security deposits                                        $    556          $    393
Insurance proceeds held pending reconstruction of apartment building               186                 -
Prepaid apartment rents                                                            494               410
Prepaid restaurant rents                                                            91                 -
Deferred cable revenue                                                             460               540
                                                                          ----------------- -----------------
                                                                              $  1,787          $  1,344
                                                                          ================= =================

Advertising Costs
We expense advertising costs as they are incurred. Advertising expense totaled $530,000 in 2004, $500,000 in 2003, and $420,000 in 2002.

Earnings Per Share
We calculate earnings per share based on the weighted average number of shares outstanding during each year.

Comprehensive Income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 2004, 2003, or 2002, other than net income as reported.

Stock-Based Compensation
The company has one employee Stock Option and Incentive Plan in place, which is described more fully in Note 4. As allowed by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and FAS 123, "Accounting for Stock-Based Compensation," we account for this plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board

Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation, the effect would have been to reduce net income as reported by $200 in 2004, $200 in 2003, and $5,000 in 2002, with no impact on basic and diluted earnings per share amounts as reported.

Recently Issued Accounting Standards
In December 2004 the Financial Accounting Standards Board issued Financial Accounting Statement No. 123 (revised 2004), Share Based Payment, ("FAS 123(R)") which is a revision of FAS 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS 95, Statement of Cash Flows. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) must be adopted no later than July 1, 2005, and we expect to adopt FAS 123(R) as of that date.

FAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method, in which compensation cost is recognized beginning with the effective date based on the requirements of FAS 123(R) for all share-based payments granted after the effective date, and based on the requirements of FAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date; or a "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures. We plan to adopt FAS 123(R) using the "modified prospective" method described above.

As permitted by FAS 123 and discussed above under the caption "Stock Based Compensation," we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. As of December 31, 2004, all outstanding grants of employee stock options are fully vested. The adoption of FAS 123(R)'s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123 (R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma amounts above.

Note 2.  Real Estate Investments

Real estate investments consist of the following:

                                                      December 31
                                                 2004              2003
                                           ----------------- -----------------
                                                (000's)           (000's)

Apartment properties
   Land                                        $  43,684         $  30,780
   Buildings and improvements                    344,395           267,901
   Computer and support equipment                  1,041               980
   Less accumulated depreciation                 (54,514)          (44,789)
                                           ----------------- -----------------
                                                 334,605           254,872

                                                      December 31
                                                 2004              2003
                                           ----------------- -----------------
                                                (000's)           (000's)

Restaurant properties
   Land                                           10,445            10,445
   Buildings and improvements                     26,961            26,961
   Less accumulated depreciation                 (11,940)          (11,263)
                                           ----------------- -----------------
                                                  25,466            26,142
                                           ----------------- -----------------
                                                $360,071          $281,014
                                           ================= =================

During the three years ended December 31, 2004, we acquired the apartment communities listed below. The results of operations of these apartment communities are included in the financial statements from the dates of acquisition.

2004 acquisitions:
o Bridges at Southpoint Apartments, acquired September 2004, for a total cost of $10.2 million, paid in cash.

o The Fairington Apartments, acquired August 2004, for a total cost of $18.6 million, paid in cash.

o Savannah Shores Apartments, acquired July 2004, for an initial purchase cost of $12.5 million, including assumption of $12.2 million in debt obligations and $0.2 million net operating liabilities in excess of operating assets acquired, and issuance of 7,695 operating partnership units with an imputed value of $0.1 million. The acquisition agreement provides for potential earn-out of additional purchase price of up to $1.7 million within a three-year period upon attainment of certain performance standards; this would be funded through the issuance of operating partnership units with an imputed value of $13.00 per unit to the contributors. Prior to this acquisition, we managed this community on a contract basis.

o Carriage Club Apartments, acquired June 2004, for a total cost of $19.7 million, paid in cash.

o Bridges at Wind River Apartments, acquired May 2004, for a total cost of $25.1 million, including assumption of $24.6 million in debt obligations and issuance of 41,752 operating partnership units with an imputed value of $0.5 million. We received $0.2 million in net operating assets, consisting primarily of cash.

2003 acquisitions:
o The Harrington Apartments, acquired August 2003, for a total cost of $17.9 million, paid in cash.

o The Place Apartments, acquired March 2003, for a total cost of $5.6 million, paid in cash.

2002 acquisitions:
o Marina Shores Waterfront Apartments, acquired September 2002, for a total cost of $19.2 million, paid in cash.

o Barrington Place Apartments and Brookford Place Apartments, acquired May 2002, for a total cost of $32.2 million, including assumption of debt obligations totaling $20.3 million, assumption and retirement of existing liabilities of the former owners totaling $10.0 million, and issuance of 146,964 operating partnership units with an imputed value of $1.8 million.

We present the following unaudited pro forma summary information as if we had owned the five properties acquired in 2004 and the two properties acquired in 2003 throughout all of both 2004 and 2003. These pro forma amounts may not represent how we would have performed if these acquisitions had really occurred prior to 2003. In addition, they do not purport to project our results of operations for any future period.


                                                                2004              2003
                                                          ---------------- -----------------
                                                              (000's)           (000's)

Total revenue                                                $ 55,880          $ 54,592
Net income (loss)                                                 303              (674)
Loss attributable to common shareholders                         (697)           (1,334)
Basic earnings per share:
   Net income (loss)                                         $   0.04          $  (0.11)
   Loss attributable to common shareholders                     (0.09)            (0.23)
Diluted earnings per share:
   Net income (loss)                                             0.01             (0.14)
   Loss income attributable to common shareholders              (0.09)            (0.23)

During 2003, we sold two restaurant properties to the lessee for their net carrying values, totaling $1,244,000. We applied the proceeds from these sales to improvements at apartment communities and to reduce our line of credit secured by the restaurant properties.

Note 3.  Notes Payable

Notes payable consist of the following:

                                                                                    December 31
                                                                              2004               2003
                                                                       ------------------ ------------------
                                                                             (000's)            (000's)
Lines of credit with a bank:

Revolving line of credit for principal sum of up to $30.0
million, due November 2007 (as modified July 2004), secured
by a deed of trust and assignment of rents of Latitudes
Apartments. Interest-only payments on the outstanding
balance due monthly at a variable interest rate of 30-day
LIBOR plus 1.65 % (4.11% at December 31, 2004).                            $   10,166         $   19,975

Principal sum of up to $16.3 million through January 2005,
then $15.5 million, due January 2006 (as modified December
2003), secured by deeds of trust and assignments of rents of
40 restaurant properties. Interest-only payments on the
outstanding balance due monthly at a variable interest rate
of 30-day LIBOR plus 1.80% (4.26% at December 31, 2004).                       16,316             16,316

Variable rate notes payable:

Notes payable to a bank, secured by deeds of trust and
assignments of rents of three apartment properties.
Interest-only payments on the outstanding principal balances due monthly at interest rates of 30-day LIBOR plus 1.75% to
1.80% (4.21% to 4.26% at December 31, 2004) through
mid-2007, then monthly installments of principal and
interest estimated at $165,000. Maturities in mid-2009, with
estimated balloon payments totaling $32.3 million.                             33,900                  -



                                                                                    December 31
                                                                              2004               2003
                                                                       ------------------ ------------------
                                                                             (000's)            (000's)
Note payable to a bank in the principal amount of $10.5
million (as modified December 2004), secured by a deed of
trust and assignment of rents of Oak Hollow Apartments Phase
2. Payable in monthly installments of $56,000 including
principal and interest at 30-day LIBOR plus 1.85% (4.31% at
December 31, 2004). Maturity in December 2007, with an
estimated balloon payment of $9.7 million.                                     10,453             10,745

Note payable to a bank, secured by a deed of trust and
assignment of rents of The Harrington Apartments.
Interest-only payments on the outstanding principal balance
due monthly at a variable interest rate of 30-day LIBOR plus
1.75%; retired July 2004.                                                           -             14,400

Fixed rate notes payable:

Notes payable comprised of 11 loans (eight loans in 2003),
payable in monthly installments totaling $813,000 including
principal and interest at rates ranging from 5.13% to 8.55%, with maturities in 2005 through 2014. Secured by deeds of
trust and assignments of rents of 11 apartment communities.                   131,225             83,852

Notes payable comprised of ten loans, interest rates ranging from 6.35% to 6.97%, payable in interest-only monthly
installments totaling $478,000, with maturities in 2007 and
2008. Secured by deeds of trust and assignments of rents of
ten apartment communities.                                                     84,366             84,366

Notes payable, comprised of 11 loans, payable in monthly
installments totaling $2,700 including principal and
interest at 7.90% to 7.99%, secured by 11 vehicles; retired
in 2004.                                                                            -                 61
                                                                        ------------------ ------------------
                                                                             $286,425           $229,714
                                                                        ================== ==================

During the three years ended December 31, 2004, we executed the following notes payable in conjunction with acquisitions of apartment communities:

o $8.2 million fixed-rate note payable, September 2004, secured by a deed of trust and assignment of rents of Bridges at Southpoint Apartments. This loan provides for interest at 4.93% (5.00% effective rate), payable in monthly installments of $34,000 through October 2007, then principal and interest payable in monthly installments of $44,000 through September 2014, with a balloon payment of $7.3 million at maturity in October 2014. We paid and recorded deferred loan costs of $61,000 related to this loan.

o $13.4 million variable-rate note payable, August 2004, secured by a deed of trust and assignment of rents of Fairington Apartments. This loan provides for interest at 30-day LIBOR plus 1.75%, payable monthly, with principal due August 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of $31,000 will be payable monthly beginning September 2007, with the remaining principal balance of $12.7 million due August 2009. We paid and recorded deferred loan costs of $76,000 related to this loan.

o $9.0 million variable-rate note payable, July 2004, secured by a deed of trust and assignment of rents of Savannah Shores Apartments. This loan provides for interest at 30-day LIBOR plus 1.8%, payable monthly, with principal due July 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of $16,000 will be payable monthly beginning August 2007, with the remaining principal balance of $8.6 million due July 2009. We applied proceeds of this loan, along with additional funds drawn on our revolving line of credit, to retire the existing $12.2 million loan obligation related to Savannah Shores. We paid and recorded deferred loan costs of $56,000 related to this loan.

o $14.9 million fixed-rate note payable, June 2004, secured by a deed of trust and assignment of rents of Carriage Club Apartments. This loan provides for interest at 5.15% (5.22% effective rate), payable in monthly installments of $65,000 through July 2005, then principal and interest payable in monthly installments of $81,000 through June 2009, with a balloon payment of $14.0 million at maturity in July 2009. We paid and recorded deferred loan costs of $90,000 related to this loan.

o $19.7 million fixed-rate note payable, May 2004, secured by a deed of trust and assignment of rents of Bridges at Wind River Apartments. This loan provides for interest at 5.57% (5.65% effective rate) and monthly payments of principal and interest of $113,000, with a balloon payment of $16.5 million at maturity in June 2014, subject to an optional extension for one year with interest at a variable rate. We applied the proceeds of this note, along with additional funds drawn on our revolving line of credit, to retire the existing $24.6 million loan obligations related to Bridges at Wind River. We paid and recorded deferred loan costs of $157,000 related to this loan.

o $14.4 million variable-rate note payable, August 2003, secured by a deed of trust and assignment of rents of Harrington Apartments. This loan provided for interest at 30-day LIBOR plus 1.75%, payable monthly. In conjunction with this transaction, we paid and recorded deferred loan costs of $118,000. We subsequently retired this loan in July 2004 (see refinancing transactions below).

o $4.6 million fixed-rate note payable, March 2003, secured by a deed of trust and assignment of rents of The Place Apartments. This loan provides for interest at 5.06% (5.13% effective rate) and monthly payments including principal and interest of $25,000, with a balloon payment of $3.8 million at maturity in March 2013. We paid and recorded deferred loan costs of $63,000 related to this loan.

o $15.9 million fixed-rate note payable, September 2002, secured by a deed of trust and assignment of rents of Marina Shores Waterfront Apartments. This loan provides for interest at 5.85% (5.93% effective rate) and monthly payments including principal and interest of $94,000, with a balloon payment of $13.5 million in October 2012. We paid and recorded deferred loan costs of $149,000 related to this loan.

o $20.3 million fixed-rate note payable, assumed May 2002, secured by a deed of trust and assignment of rents of Barrington Place Apartments. This loan provides for interest at 6.91% (7.01% effective rate) and monthly payments including principal and interest of $136,000, with a balloon payment of $18.0 million in November 2010. We paid and recorded deferred loan costs of $161,000 related to this loan assumption.

o $4.9 million fixed-rate note payable, June 2002, secured by a deed of trust and assignment of rents of Brookford Place Apartments. This loan provides for interest at 6.97% (7.07% effective rate) and monthly payments including principal and interest of $32,000, with a balloon payment of $4.2 million in June 2012. We applied the proceeds of this loan to retire existing loan obligations of the former owners of Barrington Place and Brookford Place Apartments. We paid and recorded deferred loan costs of $65,000 related to this loan.

During this three-year period, we executed the following notes payable in refinancing transactions:

o $15.0 million fixed-rate note payable, July 2004, secured by a deed of trust and assignment of rents of Harrington Apartments. This loan provides for interest at 5.15% (5.22% effective rate), payable in monthly installments of $65,000 through August 2005, then principal and interest payable in monthly installments of $82,000, with a balloon payment of $14.1 million at maturity in August 2009. We applied the proceeds to retire a $14.4 million variable-rate note payable. We paid and recorded deferred loan costs of $92,000 related to this loan. In addition, we wrote off unamortized loan costs of $85,000 related to the debt retired.

o $11.5 million variable-rate note payable, April 2004, secured by a deed of trust and assignment of rents of Chason Ridge Apartments. This loan provides for interest at 30-day LIBOR plus 1.75%, payable monthly, and principal due May 2007, subject to an optional 24-month extension. If the loan is extended, principal payments of $27,000 will be payable monthly beginning June 2007, with the remaining principal balance of $10.9 million due April 2009. We applied $9.4 million of these proceeds to retire an existing 8.5% deed of trust note related to Chason Ridge. We paid and recorded deferred loan costs of $98,000 related to this loan.

o $7.9 million fixed-rate note payable, February 2002, secured by a deed of trust and assignment of rents of Oakbrook Apartments. This loan provides for interest at 6.99% (7.09% effective rate) and monthly payments including principal and interest of $52,000, with a balloon payment of $6.9 million in February 2012. We paid and recorded deferred loan costs of $94,000 related to this loan.

     We applied the proceeds of the Oakbrook note to reduce our Latitudes line of credit. In January 2002, we applied a $6.0 million draw on this line of credit to retire a note payable in the amount of $6.1 million related to Oakbrook. We wrote off unamortized loan costs of $95,000 related to the debt retired.

In June 2004, we modified our revolving line of credit with a bank secured by Latitudes Apartments to increase our maximum loan amount to $30.0 million, extend the term of the loan through November 2007, and reduce the variable interest rate on outstanding amounts to 30-day LIBOR plus 1.65% (previously 1.75%). In conjunction with this modification, we paid and recorded deferred loan costs of $184,000. We also paid and recorded $32,000 in deferred loan costs related to this loan in conjunction with a previous modification in January 2003. As of December 31, 2004, $19.8 million was available for draw under our Latitudes line of credit.

In December 2003, we modified and extended our line of credit with a bank secured by our restaurant properties to extend the maturity date of this loan to January 2006. In conjunction with this modification, we paid and recorded $41,000 in deferred loan costs in January 2004.

Interest payments totaled $14.5 million in 2004, $13.2 million in 2003, and $11.5 million in 2002.

The loan agreements related to the lines of credit include covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

As of December 31, 2004, we estimate future scheduled principal payments will be as follows:

     2005         $    7,900,000            2008             $  39,200,000
     2006             17,300,000            2009                62,800,000
     2007             70,000,000            Thereafter          89,200,000

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

We have issued 909,090 shares of the Company's Series B Cumulative Convertible Preferred stock to a single accredited investor, as follows:

           Date               Number of Shares              Net Proceeds
  ------------------------ -------------------------- --------------------------

      September 2003                 454,545              $4,946,091
      September 2002                 227,272              2,391,905
      December 2001                  227,273              2,274,594

These preferred shares have a purchase price and liquidation preference of $11.00 per share. The agreement for these shares provides for an initial dividend yield of 10% through December 2009, then 12% for two years, and thereafter the greater of 14% or 900 basis points over the 5-year Treasury rate. The investor has the right to convert each Series B share into one share of the company's common stock beginning in December 2004 or in certain circumstances, such as a change of control or if the company calls the Series B stock for redemption. The holders of preferred shares are generally not entitled to vote on matters submitted to shareholders. Dividends on preferred shares are subject to declaration by the Board of Directors.

Approximately 4.2 million authorized shares of common stock are reserved for future issuance under the company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Series B Preferred shares and Operating Partnership units.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 65,697 shares in 2004, 72,890 shares in 2003, and 77,607 shares in 2002 through the Plan.

Redemption of Operating Partnership Units
We redeemed operating partnership units from former minority unitholders by issuing shares of the company's common stock on a one-for-one basis in the following amounts: 24,618 shares in 2004, 3,166 shares in 2003, and 8,597 shares in 2002.

Earnings per Common Share
We calculated basic and diluted earnings per share using the following amounts:

                                                              2004              2003              2002
                                                        ----------------- ----------------- -----------------
                                                             (000's)           (000's)           (000's)
Numerators:
Numerator for basic earnings per share -
   Net income                                              $   1,039         $     107          $  1,248
   Cumulative preferred dividend                              (1,000)             (661)             (323)
                                                        ----------------- ----------------- -----------------
   Income (loss) available to common shareholders          $      39         $    (553)         $    925
                                                        ================= ================= =================
Numerator for diluted earnings per share (1) -
   Income (loss) before minority interest                  $   1,055         $     (66)         $  1,527
   Cumulative preferred dividend                              (1,000)             (661)             (323)
                                                        ----------------- ----------------- -----------------
   Income (loss) available to common shareholders          $      55         $    (727)         $  1,204
                                                        ================= ================= =================



                                                              2004              2003              2002
                                                        ----------------- ----------------- -----------------
                                                             (000's)           (000's)           (000's)
Denominators:
Denominator for basic earnings per share -
   Weighted average common shares outstanding                  7,617             5,868             5,787
Effect of dilutive securities:
   Convertible operating partnership units                     1,856             1,843             1,786
   Stock options (2)                                              31                 6                 8
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                             1,887             1,849             1,794
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average common shares and
   assumed conversions                                         9,504             7,717             7,581
                                                        ================= ================= =================

(1) Assumes conversion of operating partnership units to common shares. Preferred B Shares are not dilutive.
(2) We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, 120,000 shares at $13.125, and 60,000 shares at $11.25 from the calculation of diluted earnings per share for 2003 and 2002. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

Stock Option and Incentive Plan
We have reserved 470,000 shares of the company's common stock for issuance under our employee Stock Option and Incentive Plan. Options have been granted to employees at prices equal to the fair market value of the stock on the dates the options were granted or repriced. We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire ten years after the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2004.


                                               Weighted
                                                Average
                                               Remaining         Number of         Number of
                                              Contractual         Options           Options
                                              Life (Years)      Outstanding       Exercisable
                                             --------------- ----------------- -----------------
Exercise price $9.25 per share                       5.15            37,500            37,500
Exercise price $11.25 per share                      3.83            60,000            60,000
Exercise price $13.125 per share                     3.50           120,000           120,000
Exercise price $12.25 per share                      2.33           110,000           110,000
                                                              ----------------- -----------------
   All options outstanding                           3.36           327,500           327,500
                                                              ================= =================

There were no grants of options during 2004, 2003 or 2002. As of December 31, 2004, all outstanding options were fully vested. Changes in outstanding stock options were as follows:

                                       2004                       2003                       2002
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ -------------
Beginning balance               477,500        $12.12      477,500        $12.12      477,500        $12.12
Granted                               -             -            -             -            -             -



                                       2004                       2003                       2002
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ -------------
Exercised                       (99,844)        12.50            -             -            -             -
Repurchased                           -             -            -             -            -             -
Forfeited                       (50,156)        11.85            -             -            -             -
                             ------------- ------------ ------------- ------------ ------------- ------------
Ending balance                  327,500        $12.04      477,500        $12.12      477,500        $12.12
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        327,500        $12.04      465,625        $12.19      453,750         12.27
                             ============= ============ ============= ============ ============= ============

During 2004, we issued 99,844 shares of our common stock, net of 40,071 shares exchanged, upon exercise of options by three management employees, for cash proceeds of $700,000.

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

In addition, we entered into a separate agreement with Enterprises that, after December 31, 1997, allowed Enterprises to purchase, under specified terms, up to seven restaurant properties deemed non-economic. During 2003 we sold two restaurants to Enterprises, the lessee, under this agreement. We sold five restaurants in previous years to Enterprises under this clause.

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 2004, 2003, and 2002. We expect annual minimum rent will be $3.8 million in years 2005 through 2007.

Casualty Gains
During 2004, we recorded casualty gains totaling $269,000 related to fires that resulted in substantial damage to one building each at two of our apartment communities. We received insurance proceeds totaling $895,000, against which we identified and wrote off $626,000 net carrying value of assets destroyed.

We are fully insured for these losses, including rent continuation insurance covering 100% of lost rental income. Through December 31, 2004, we recorded $131,000 in recovery of lost rents, included in apartment rental income in our statement of operations.

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

The following table reconciles our income as reflected in our financial statements to REIT taxable income. Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in properties. For federal and state income tax purposes, we will report real estate investments with a total cost basis of $390 million and accumulated depreciation of $88 million as of December 31, 2004.

                                                              2004              2003              2002
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
                                                            (000's)            (000's)           (000's)
Income (loss) subject to income tax -
   Operating Partnership                                   $   1,050          $    (66)         $  1,527
Reconciling items:
Add differences in deductions for depreciation
   and disposals of real estate assets                           400               129               683
Less one-time deduction allocated to
   Wind River Apartments contributor                          (1,750)                -                 -
Other book/tax differences, net                                   60              (163)             (314)
                                                        ----------------- ----------------- -----------------
Adjusted taxable (loss) income -
   Operating Partnership                                        (240)             (100)            1,896
Minority share of taxable income                               1,650               124              (367)
                                                        ----------------- ----------------- -----------------
Taxable income subject to dividend requirement             $   1,410          $     24          $  1,529
                                                        ================= ================= =================
Minimum dividend required (90% of
   taxable income)                                         $   1,270          $     21          $  1,376
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


                                                     2004              2003              2002
                                                   Estimate           Actual            Actual
                                               ----------------- ----------------- -----------------
                                                   (000's)           (000's)           (000's)
Dividends paid deduction for
   Preferred dividends paid                        $  1,000           $   537            $  200
   Common dividends paid                                920                 -             1,898
                                               ----------------- ----------------- -----------------
                                                      1,920               537             2,098
Portion of common dividends
   designated return of capital                       6,630             5,858             5,265
                                               ----------------- ----------------- -----------------
Total dividends paid                               $  8,550           $ 6,395            $7,363
                                               ================= ================= =================

We paid dividend distributions totaling $1.00 per share to common shareholders in 2004 and 2003, and $1.24 per share to common shareholders in 2002. In early January following each year end, we must make an estimate of earnings and profits, and publish an allocation between ordinary dividend income and non-taxable return of capital to common shareholders. The allocation between ordinary dividend income and non-taxable return of capital to common shareholders was as follows:

                                              2004                     2003                    2002
                                         $            %           $           %           $           %
                                     ----------- ------------ ----------- ----------- ----------- -----------
Ordinary income                          $0.12       12.0%        $0.17       17.0%       $0.24       19.4%
Return of capital                         0.88       88.0%         0.83       83.0%        1.00       80.6%
                                     ----------- ------------ ----------- ----------- ----------- -----------
                                         $1.00      100.0%        $1.00      100.0%       $1.24      100.0%
                                     =========== ============ =========== =========== =========== ===========

Note 7.  Related Party Transactions

In July 2004, we issued 7,695 operating partnership units to acquire Savannah Shores Apartments from a group of investors to whom we refer as the "Chrysson Parties." Previously, between 1997 and 2002, we issued 1,496,918 operating partnership units to acquire eight apartment communities from this group. Certain current directors of the company were shareholders and officers in the Chrysson Parties.

In February 1997, we signed a participating loan agreement with The Villages of Chapel Hill Limited Partnership, the owner of an apartment community that we manage. We made a loan to The Villages of $2.5 million to fund a substantial rehabilitation of its apartment community and guaranteed a $1.5 million bank loan. In exchange, we receive minimum interest on our loan at the greater of 12.5% or the 30-day LIBOR rate plus 6.125% and an annual loan guarantee fee. We also receive 25% participation in increased rental revenue and 25% participation in the increase in value of the property. The Villages subsequently reduced the outstanding principal balance of its note payable to us to $100,000, which has been outstanding since February 2000. In July 2001, we modified the participating loan agreement to establish a $950,000 "fixed portion" of our participation in the increase in value of the property and extend the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property. Required payment of the fixed portion is subject to cash flow from The Villages property, as defined in the agreement. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly.

We received interest and participation income of $59,000 in 2004, $59,000 in 2003, and $60,000 in 2002. In addition, we received guarantee fees of $12,000 in 2004, 2003 and 2002. We received $383,000 of the fixed portion during 2002 and 2001. Because the collectibility of the remaining fixed portion is subject to cash flow and therefore uncertain, we have provided a reserve for collection of this receivable. At December 31, 2004 and 2003, we have reflected the principal portion of notes receivable from The Villages of Chapel Hill Limited Partnership as follows, included in our balance sheets in other assets.

Advances receivable                                        $ 100,000
Fixed portion of shared appreciation                         567,434
   Less reserve for collection of fixed portion             (567,434)
                                                        ----------------
                                                           $ 100,000
                                                        ================

In 1996 through 1999, we made loans totaling $180,000 to certain officers of the company. These loans are included in our balance sheets in other assets.

Note 8.  Profit Sharing Plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined in the plan. We made contributions to the plan totaling $82,000 in 2004, $57,000 in 2003, and $59,000 in 2002.

Note 9.  Commitments and Contingencies

In December 2004, we entered into agreements to acquire a portfolio of four apartment communities containing a total of 1,086 apartment units. The aggregate purchase price will be $51.8 million and consists of the assumption or refinancing of up to $43.2 million of debt on the properties, with the remaining $8.6 million to be paid in operating partnership units with an imputed value of $13.50 per unit. We expect to complete these acquisitions by the end of March 2005. We currently manage these apartment communities on a contract basis.

Through December 2004, we spent $385,000, with $705,000 remaining, under a contract for reconstruction of an apartment building at Latitudes Apartments that had been significantly damaged by fire. We expect to complete this reconstruction project by the end of April 2005.

We currently lease 7,800 square feet of office space in downtown Charlotte, North Carolina, for our corporate and administrative offices. Rent expense totaled $163,000 in 2004, $163,000 in 2003, and $169,000 in 2002. The lease provides for monthly rental of $15,000 and expires June 2008.

We have agreements with four of our executive officers that provide for cash compensation and other benefits if we terminate them without cause or if a change in control of the company occurs.

The company is a party to a variety of legal proceedings arising in the ordinary course of its business. We believe that such matters will not have a material effect on the financial position or results of operations of the company.

Note 10.  Quarterly Financial Data (Unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 2004 and 2003.



                                                        Net Income (Loss)                Income (Loss)
                                               -------------------------------------      Available to
                                                                   Per Share                 Common
                                                             -----------------------     Shareholders-
                               Revenues           Total        Basic      Diluted      Per Share, Diluted
                          -------------------- ------------- ----------- ----------- -----------------------
                               (000's)           (000's)
2004
First quarter                  $ 11,231         $    373       $  0.06     $  0.05          $  0.02
Second quarter                   11,858              217          0.03        0.02            (0.01)



                                                        Net Income (Loss)                Income (Loss)
                                               -------------------------------------      Available to
                                                                   Per Share                 Common
                                                             -----------------------     Shareholders-
                               Revenues           Total        Basic      Diluted      Per Share, Diluted
                          -------------------- ------------- ----------- ----------- -----------------------
                               (000's)           (000's)
Third quarter                    13,726              299          0.03        0.03             0.01
Fourth quarter                   14,050              150          0.02        0.01            (0.01)
                          -------------------- ------------- ----------- ----------- -----------------------
                               $ 50,865         $  1,039       $  0.14     $  0.11          $  0.01
                          ==================== ============= =========== =========== =======================

2003
First quarter                  $ 10,243         $    146       $  0.02     $  0.02          $  0.00
Second quarter                   10,180             (393)        (0.06)      (0.07)           (0.08)
Third quarter                    10,876              137          0.02        0.01            (0.01)
Fourth quarter                   11,361              217          0.04        0.03             0.00
                          -------------------- ------------- ----------- ----------- -----------------------
                               $ 42,660         $    107       $  0.02     $ (0.01)         $ (0.09)
                          ==================== ============= =========== =========== =======================

Note 11.  Subsequent Events

The Board of Directors declared a regular quarterly dividend of $0.25 per common share on January 20, 2005, payable on February 15, 2005, to shareholders of record on February 1, 2005. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder.

Effective January 26, 2005, we acquired Boddie Investment Company ("BIC") in exchange for 508,578 shares of our common stock valued at $8.2 million. As part of the acquisition, BIC surrendered, and we cancelled, 72,399 shares of our common stock valued at $1.2 million. As a result of this acquisition, we have assumed the role of general partner and acquired certain economic interests in the following limited partnerships: Marina Shores Associates One Limited Partnership (50% economic interest), The Villages of Chapel Hill Limited Partnership (1% economic interest) and The Villages of Chapel Hill - Phase 5, Limited Partnership (1% economic interest). Prior to this acquisition, we managed, on a fee basis, the properties owned by these partnerships. We will continue to manage these properties following our acquisition of BIC. We have not completed our evaluation of this acquisition as to whether consolidation of these partnerships will be required.

                         Report of Independent Auditors





Board of Directors and Stockholders
BNP Residential Properties, Inc.




We have audited the accompanying statement of revenue and certain operating expenses of Oakwood Raleigh Apartments for the year ended December 31, 2003. This statement is the responsibility of Oakwood Raleigh Apartments' management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Apartments' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain operating expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, as described in Note 1, and is not intended to be a complete presentation of Oakwood Raleigh Apartments' revenue and expenses.

In our opinion, the statement of revenue and certain operating expenses referred to above presents fairly, in all material respects, the revenues and certain operating expenses described in Note 1 of Oakwood Raleigh Apartments for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                                  /s/    Ernst & Young LLP

Greenville, South Carolina
October 23, 2004

Oakwood Raleigh Apartments
Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2003 and For the unaudited period January 1 through May 11, 2004


                                                                                                 January 1
                                                                        Year ended                through
                                                                       December 31,                May 11,
                                                                           2003                    2004
                                                                   ---------------------    ---------------------
                                                                                                (Unaudited)
Rental income                                                             $3,195,385              $1,057,413

Certain operating expenses:
   Property operations expense                                             1,076,443                 433,416
   Property insurance                                                        141,580                  42,737
   Property taxes                                                            377,517                 142,627
                                                                   ---------------------    ---------------------
                                                                           1,595,540                 618,780
                                                                   ---------------------    ---------------------

Revenue in excess of certain operating expenses                           $1,599,845              $  438,633
                                                                   =====================    =====================

See accompanying notes.

Oakwood Raleigh Apartments
Notes to Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2003, and For the unaudited period January 1 through May 11, 2004

1.   Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Durham, North Carolina. Oakwood Raleigh Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in May, 2004, and subsequently renamed Bridges at Wind River Apartments. The 346-unit apartment property was built in 1998 and 1999, with construction of these units substantially completed in January 2000.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Oakwood Raleigh Apartments leased its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases were for terms of one year or less. Rental and other revenues were recorded as earned.

Advertising expense
Oakwood Raleigh Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $82,000 for the year ended December 31, 2003, and approximately $44,000 for the interim period in 2004.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

Interim financial data
The unaudited financial statements for the period January 1 through May 11, 2004, include all adjustments that are, in management's opinion, necessary for a fair presentation of the revenues and certain operating expenses for this interim period. Operating results for the period January 1 through May 11, 2004, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2.   Environmental Matters

Bridges at Wind River Apartments, formerly named Oakwood Raleigh Apartments, has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

                         Report of Independent Auditors





Board of Directors and Stockholders
BNP Residential Properties, Inc.




We have audited the accompanying statement of revenue and certain operating expenses of Carriage Club Apartments for the year ended December 31, 2003. This statement is the responsibility of Carriage Club Apartments' management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Apartments' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain operating expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, as described in Note 1, and is not intended to be a complete presentation of Carriage Club Apartments' revenue and expenses.

In our opinion, the statement of revenue and certain operating expenses referred to above presents fairly, in all material respects, the revenues and certain operating expenses described in Note 1 of Carriage Club Apartments for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                                     /s/    Ernst & Young LLP

Greenville, South Carolina
October 23, 2004

Carriage Club Apartments
Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2003, and For the unaudited period January 1 through June 28, 2004


                                                                                   January 1
                                                          Year ended                through
                                                         December 31,               June 28,
                                                             2003                     2004
                                                     ---------------------    ---------------------
                                                                                  (Unaudited)
Rental income                                               $2,087,597              $1,058,213

Certain operating expenses:
   Property operations expense                                 555,708                 282,555
   Property insurance                                           32,594                  17,871
   Property taxes                                              131,771                  64,806
                                                     ---------------------    ---------------------
                                                               720,073                 365,232
                                                     ---------------------    ---------------------

Revenue in excess of certain operating expenses             $1,367,524              $  692,981
                                                     =====================    =====================

See accompanying notes.

Carriage Club Apartments
Notes to Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2003, and For the unaudited period January 1 through June 28, 2004

1.   Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Mooresville, North Carolina. Carriage Club Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in June 2004. The 268-unit apartment property was built in 2000.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Carriage Club Apartments leased its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases were for terms of one year or less. Rental and other revenues were recorded as earned.

Advertising expense
Carriage Club Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $39,000 for the year ended December 31, 2003, and approximately $19,000 for the interim period in 2004.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

Interim financial data
The unaudited financial statements for the period January 1 through June 28, 2004, include all adjustments that are, in management's opinion, necessary for a fair presentation of the revenues and certain operating expenses for this interim period. Operating results for the period January 1 through June 28, 2004, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2.  Environmental matters

Carriage Club Apartments has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

                         Report of Independent Auditors



Board of Directors and Stockholders
BNP Residential Properties, Inc.


We have audited the accompanying statements of revenue and certain operating expenses of Savannah Shores Apartments for the years ended December 31, 2003 and 2002, and for the six-month period ended June 30, 2004. These statements are the responsibility of Savannah Shores Apartments' management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Apartments' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements of revenue and certain operating expenses were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, as described in Note 1, and are not intended to be a complete presentation of Savannah Shores Apartments' revenues and expenses.

In our opinion, the statements of revenue and certain operating expenses referred to above presents fairly, in all material respects, the revenue and certain operating expenses described in Note 1 for Savannah Shores Apartments for the years ended December 31, 2003 and 2002 and for the six-month period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States.



                                               /s/ Ernst & Young, LLP


Greenville, South Carolina
February 23, 2005

Savannah Shores Apartments
Statements of Revenue and Certain Operating Expenses


                                                                                                   Six Months
                                                    Year ended              Year ended               ended
                                                   December 31,            December 31,             June 30,
                                                       2002                    2003                   2004
                                                --------------------    --------------------    -----------------

Rental income                                          $1,728,847              $1,637,696             $748,787

Certain operating expenses:
   Property operations expense                            638,702                 503,495              330,244
   Property insurance                                     125,658                 183,566               62,906
   Property taxes                                         147,739                 152,127               91,430
                                                --------------------    --------------------    -----------------
                                                          912,099                 839,188              484,580
                                                --------------------    --------------------    -----------------

Revenue in excess of certain
   operating expenses                                  $  816,748              $  798,508             $264,207
                                                ====================    ====================    =================

See accompanying notes.

Savannah Shores Apartments
Notes to Statements of Revenue and Certain Operating Expenses
Years ended December 31, 2002 and 2003, and
Six months ended June 30, 2004

1.   Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Myrtle Beach, South Carolina. Savannah Shores Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in July 2004. The 198-unit apartment property was built in 1998.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Savannah Shores Apartments leases its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases are for terms of one year or less. Rental and other revenues are recorded as earned.

Advertising expense
Savannah Shores Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $29,000 in 2002, $23,000 in 2003, and $9,000 during the six months ended June 30, 2004.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

2.  Environmental matters

Savannah Shores Apartments has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

                         Report of Independent Auditors





Board of Directors and Stockholders
BNP Residential Properties, Inc.




We have audited the accompanying statement of revenue and certain operating expenses of Fairington Apartments for the year ended December 31, 2003. This statement is the responsibility of Fairington Apartments' management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Apartments' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement of revenue and certain operating expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, as described in Note 1, and is not intended to be a complete presentation of Fairington Apartments' revenue and expenses.

In our opinion, the statement of revenue and certain operating expenses referred to above presents fairly, in all material respects, the revenues and certain operating expenses described in Note 1 of Fairington Apartments for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                                  /s/    Ernst & Young LLP

Greenville, South Carolina
December 10, 2004

Fairington Apartments
Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2003, and For the unaudited period January 1 through August 4, 2004


                                                                                     January 1
                                                            Year ended                through
                                                           December 31,              August 4,
                                                               2003                     2004
                                                       ---------------------    ---------------------
                                                                                    (Unaudited)
Rental income                                                 $1,917,104              $1,091,523

Certain operating expenses:
   Property operations expense                                   676,204                 429,099
   Property insurance                                             62,233                  42,125
   Property taxes                                                209,488                 120,848
                                                       ---------------------    ---------------------
                                                                  947,925                 592,072
                                                       ---------------------    ---------------------

Revenue in excess of certain operating expenses               $  969,179              $  499,451
                                                       =====================    =====================

See accompanying notes.

Fairington Apartments
Notes to Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2003, and For the unaudited period January 1 through August 4, 2004

1.   Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Charlotte, North Carolina. Fairington Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in August 2004. The 250-unit apartment property was built in 1981.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Fairington Apartments leased its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases were for terms of one year or less. Rental and other revenues were recorded as earned.

Advertising expense
Fairington Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $27,000 for the year ended December 31, 2003, and approximately $14,000 for the interim period in 2004.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

Interim financial data
The unaudited financial statements for the period January 1 through August 4, 2004, include all adjustments that are, in management's opinion, necessary for a fair presentation of the revenues and certain operating expenses for this interim period. Operating results for the period January 1 through August 4, 2004, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2.   Environmental matters

Fairington Apartments has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

Sterling Park Apartments
Statements of Revenue and Certain Operating Expenses (Unaudited)

                                                                                                 January 1
                                                                        Year ended                through
                                                                       December 31,            September 29,
                                                                           2003                     2004
                                                                   ---------------------    ---------------------
Rental income                                                             $1,446,958              $1,059,860

Certain operating expenses:
   Property operations expense                                               538,914                 420,814
   Property insurance                                                         41,362                  28,928
   Property taxes                                                            113,748                  89,239
                                                                   ---------------------    ---------------------
                                                                             694,024                 538,981
                                                                   ---------------------    ---------------------

Revenue in excess of certain operating expenses                           $  752,934              $  520,879
                                                                   =====================    =====================

See accompanying notes.

Sterling Park Apartments
Notes to Statements of Revenue and Certain Operating Expenses (Unaudited) For the year ended December 31, 2003, and For the period January 1 through September 29, 2004

1.   Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Durham, North Carolina. Sterling Park Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in September 2004, and subsequently renamed Bridges at Southpoint Apartments. The 192-unit apartment property was built in 1987.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Sterling Park Apartments leased its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases were for terms of one year or less. Rental and other revenues were recorded as earned.

Advertising expense
Sterling Park Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $42,000 for the year ended December 31, 2003, and approximately $34,000 for the interim period in 2004.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

Interim financial data
The financial statements for the period January 1 through September 29, 2004, include all adjustments that are, in management's opinion, necessary for a fair presentation of the revenues and certain operating expenses for this interim period. Operating results for the period January 1 through September 29, 2004, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2.   Environmental Matters

Bridges at Southpoint Apartments, formerly named Sterling Park Apartments, has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2004

                                                                                            Gross Amount at Which
        Description           Encumb.         Initial Costs            Costs           Carried at Close of Period (2)
        -----------           -------         -------------         Capitalized        ------------------------------
                                                      Buildings &   Subsequent                  Buildings &
                                             Land     Improvem'ts  to Acquisition    Land       Improvem'ts      Total
Apartment Properties:
North Carolina:
Abbington Place, Greensboro $ 15,785,250  $ 2,302,000 $23,598,676     $ 350,728   $ 2,302,000  $ 23,949,404  $ 26,251,404
Allerton Place, Greensboro    10,270,000    1,384,000  14,650,428       234,756     1,384,000    14,885,184    16,269,184
Barrington Place, Charlotte   19,763,051    2,604,000  24,002,687       280,484     2,604,000    24,283,171    26,887,171
Brookford Place, Greensboro    4,743,245      465,000   5,157,507        85,392       465,000     5,242,899     5,707,899
Carriage Club, Mooresville    14,900,000    1,984,000  17,714,261        44,494     1,984,000    17,758,755    19,742,755
Chason Ridge, Fayetteville    11,500,000      624,000  11,790,472       954,828       994,606    12,374,694    13,369,300
Fairington, Charlotte         13,400,000    4,257,200  14,322,231       196,129     4,257,200    14,518,360    18,775,560
Harrington, Charlotte         15,000,000    1,790,000  16,113,942       416,233     1,790,000    16,530,175    18,320,175
Harris Hill, Charlotte         5,527,259    1,003,298   7,867,857     1,252,325     1,003,298     9,120,182    10,123,480
Madison Hall, Clemmons         4,245,000      303,000   6,054,307       258,653       303,000     6,312,959     6,615,959
Marina Sh. Waterfront, Corneli15,485,060    4,144,000  15,062,322     1,003,097     4,144,000    16,065,419    20,209,419
Oak Hollow, Cary               8,385,000    1,480,000  10,808,689     1,732,090     1,480,000    12,540,779    14,020,779
Oak Hollow - Phase 2, Cary    10,453,470    1,914,000  10,485,239     2,070,839     1,914,000    12,556,078    14,470,078
Oakbrook, Charlotte            7,650,608      848,835   8,523,384     1,148,120       848,835     9,671,504    10,520,339
Paces Commons, Charlotte      15,906,778    1,430,158  12,871,424     1,688,557     1,448,184    14,541,955    15,990,139
Paces Village, Greensboro      7,000,000    1,250,000   9,416,580       663,255     1,250,000    10,079,835    11,329,835
Pepperstone, Greensboro        3,883,750      552,000   5,015,153       333,135       552,000     5,348,288     5,900,288
Savannah Place, Winston-Salem  7,312,500      790,000  10,032,721       436,376       790,000    10,469,097    11,259,097
Southpoint, Durham             8,200,000    1,610,500   8,620,734        68,990     1,610,500     8,689,724    10,300,224
Summerlyn Place, Burlington    6,645,000      837,000   9,559,115       170,729       837,000     9,729,845    10,566,845
Waterford Place, Greensboro   11,089,000    1,686,000  16,745,972        13,973     1,686,000    16,759,945    18,445,945
Wind River, Morrisville       19,594,972    3,170,000  21,922,771       380,079     3,170,000    22,302,850    25,472,850
Woods Edge, Durham             9,750,000      994,000  13,061,195     1,712,553       994,000    14,773,748    15,767,748
Computer and support equipment         -            -           -     1,040,593             -     1,040,593     1,040,593
                            ----------------------------------------------------------------------------------------------
                             246,489,943   37,422,991 293,397,666    16,536,409    37,811,623   309,545,443   347,357,066

South Carolina:
The Place, Greenville          4,453,780      630,000   4,991,397       295,446       630,000     5,286,843     5,916,843
Savannah Shores, Myrtle Beach  9,000,000    1,881,890  10,664,750       114,865     1,881,890    10,779,615    12,661,505
                            ----------------------------------------------------------------------------------------------
                              13,453,780    2,511,890  15,656,147       410,311     2,511,890    16,066,458    18,578,348

Virginia:
Latitudes, Virginia Beach     10,165,870    3,360,000  18,606,667     1,217,059     3,360,000    19,823,726    23,183,726

                            ----------------------------------------------------------------------------------------------
Total Apartment Properties   270,109,593   43,294,881 327,660,480    18,163,778    43,683,513   345,435,627   389,119,140



        Description
        -----------
                               Accumulated  Date of  Date    Life
                              Depreciation  Constr. Acquired (Years)
Apartment Properties:
North Carolina:
Abbington Place, Greensboro    $ 5,997,264   1997   Dec-97    40
Allerton Place, Greensboro       3,134,690   1998   Sep-98    40
Barrington Place, Charlotte      1,811,678   1999   May-02    60
Brookford Place, Greensboro        461,459   1998   May-02    60
Carriage Club, Mooresville         308,753   2000   Jun-04    60
Chason Ridge, Fayetteville       2,319,737   1994   Jan-99    40
Fairington, Charlotte              250,688   1981   Aug-04    40
Harrington, Charlotte              595,516   1997   Aug-03    60
Harris Hill, Charlotte           2,615,565   1988   Dec-94    40
Madison Hall, Clemmons           1,269,153   1997   Aug-98    40
Marina Sh. Waterfront, Corne     1,167,862   1994   Sep-02    60
Oak Hollow, Cary                 2,273,262   1983   Jul-98    40
Oak Hollow - Phase 2, Cary       1,876,129   1986   Dec-00    40
Oakbrook, Charlotte              2,792,681   1985   Jun-94    40
Paces Commons, Charlotte         4,628,879   1988   Jun-93    40
Paces Village, Greensboro        2,664,117   1988   Apr-96    40
Pepperstone, Greensboro          1,302,933   1992   Dec-97    40
Savannah Place, Winston-Sale     2,526,716   1991   Dec-97    40
Southpoint, Durham                  91,885   1987   Sep-04    43
Summerlyn Place, Burlington      1,856,284   1998   Sep-98    40
Waterford Place, Greensboro      4,133,178   1997   Dec-97    40
Wind River, Morrisville            468,707   2000   May-04    60
Woods Edge, Durham               2,973,137   1985   Jun-98    40
Computer and support equipment     665,681
                            ---------------
                                48,185,953

South Carolina:
The Place, Greenville              404,954   1985   Mar-03    45
Savannah Shores, Myrtle Beach      169,562   1998   Jul-04    60
                            ---------------
                                   574,516

Virginia:
Latitudes, Virginia Beach        5,753,482   1989   Oct-94    38

                            ---------------
Total Apartment Properties      54,513,951

                                                                                             Gross Amount at Which
        Description           Encumb.         Initial Costs            Costs            Carried at Close of Period (2)
        -----------           -------         -------------         Capitalized         ------------------------------
                                                      Buildings &   Subsequent                  Buildings &
                                             Land     Improvem'ts  to Acquisition    Land       Improvem'ts      Total
Restaurant Properties:
North Carolina:
Burlington                      (1)           162,411     417,629             -       162,411       417,629       580,040
Denver                          (1)           275,484     708,387             -       275,484       708,387       983,871
Eden                            (1)           253,282     651,296             -       253,282       651,296       904,578
Fayetteville (Ramsey)           (1)           260,135     668,919             -       260,135       668,919       929,054
Fayetteville (N.Eastern)        (1)           308,271     792,696             -       308,271       792,696     1,100,967
Hillsborough                    (1)           290,868     747,948             -       290,868       747,948     1,038,816
Kinston (W. Vernon)             (1)           237,135     609,777             -       237,135       609,777       846,912
Kinston (Richlands)             (1)           231,678     595,743             -       231,678       595,743       827,421
Newton                          (1)           223,453     574,594             -       223,453       574,594       798,047
Siler City                      (1)           268,312     689,945             -       268,312       689,945       958,257
Spring Lake                     (1)           218,925     562,949             -       218,925       562,949       781,874
Thomasville (E. Main)           (1)           253,716     652,411             -       253,716       652,411       906,127
Thomasville (Randolph)          (1)           327,727     842,726             -       327,727       842,726     1,170,453
                                         ---------------------------------------------------------------------------------
                                            3,311,397   8,515,020             -     3,311,397     8,515,020    11,826,417

Virginia:
Ashland                         (1)           296,509     762,452             -       296,509       762,452     1,058,961
Blackstone                      (1)           275,565     708,596             -       275,565       708,596       984,161
Bluefield                       (1)           205,700     528,947             -       205,700       528,947       734,647
Chester                         (1)           300,165     771,852             -       300,165       771,852     1,072,017
Clarksville                     (1)           211,545     543,972             -       211,545       543,972       755,517
Clintwood                       (1)           222,673     572,588             -       222,673       572,588       795,261
Dublin                          (1)           364,065     936,168             -       364,065       936,168     1,300,233
Franklin                        (1)           287,867     740,230             -       287,867       740,230     1,028,097
Galax                           (1)           309,578     796,057             -       309,578       796,057     1,105,635
Hopewell                        (1)           263,939     678,701             -       263,939       678,701       942,640
Lebanon                         (1)           266,340     684,876             -       266,340       684,876       951,216
Lynchburg (Langhorne)           (1)           249,865     642,509             -       249,865       642,509       892,374
Lynchburg (Timberlake)          (1)           276,153     710,107             -       276,153       710,107       986,260
Norfolk                         (1)           325,822     837,829             -       325,822       837,829     1,163,651
Orange                          (1)           244,883     629,699             -       244,883       629,699       874,582
Petersburg                      (1)           357,984     920,531             -       357,984       920,531     1,278,515
Richmond (Forest Hill)          (1)           196,084     504,216             -       196,084       504,216       700,300
Richmond (Midlothian)           (1)           270,736     696,179             -       270,736       696,179       966,915
Richmond (Myers)                (1)           321,946     827,861             -       321,946       827,861     1,149,807


        Description
        -----------
                             Accumulated  Date of  Date    Life
                            Depreciation  Constr. Acquired (Years)
Restaurant Properties:
North Carolina:
Burlington                       184,951 Oct-85   Apr-87    40
Denver                           313,717 Jul-83   Apr-87    40
Eden                             288,433 Jun-73   Apr-87    40
Fayetteville (Ramsey)            296,239 Oct-73   Apr-87    40
Fayetteville (N.Eastern)         351,054 Sep-83   Apr-87    40
Hillsborough                     331,237 Mar-78   Apr-87    40
Kinston (W. Vernon)              270,046 Jul-62   Apr-87    40
Kinston (Richlands)              263,831 Dec-81   Apr-87    40
Newton                           254,466 Mar-76   Apr-87    40
Siler City                       305,550 May-79   Apr-87    40
Spring Lake                      249,308 Mar-76   Apr-87    40
Thomasville (E. Main)            288,928 Feb-66   Apr-87    40
Thomasville (Randolph)           373,210 Apr-74   Apr-87    40
                          ---------------
                               3,770,971

Virginia:
Ashland                          337,661 Apr-87   Apr-87    40
Blackstone                       313,810 Sep-79   Apr-87    40
Bluefield                        234,250 Feb-85   Apr-87    40
Chester                          341,823 May-73   Apr-87    40
Clarksville                      240,904 Oct-85   Apr-87    40
Clintwood                        253,577 Jan-81   Apr-87    40
Dublin                           414,593 Jul-83   Apr-87    40
Franklin                         327,819 Feb-75   Apr-87    40
Galax                            352,542 Jun-74   Apr-87    40
Hopewell                         300,571 Jun-78   Apr-87    40
Lebanon                          303,305 Jun-83   Apr-87    40
Lynchburg (Langhorne)            284,542 Sep-82   Apr-87    40
Lynchburg (Timberlake)           314,479 Aug-83   Apr-87    40
Norfolk                          371,042 Aug-84   Apr-87    40
Orange                           278,869 Aug-74   Apr-87    40
Petersburg                       407,668 Mar-74   Apr-87    40
Richmond (Forest Hill)           223,298 Nov-74   Apr-87    40
Richmond (Midlothian)            308,310 Jan-74   Apr-87    40
Richmond (Myers)                 366,628 Apr-83   Apr-87    40

                                                                                            Gross Amount at Which
        Description           Encumb.         Initial Costs            Costs           Carried at Close of Period (2)
        -----------           -------         -------------         Capitalized        ------------------------------
                                                      Buildings &   Subsequent                  Buildings &
                                             Land     Improvem'ts  to Acquisition    Land       Improvem'ts      Total
Roanoke (Hollins)               (1)           257,863     663,076             -       257,863       663,076       920,939
Roanoke (Abenham)               (1)           235,864     606,507             -       235,864       606,507       842,371
Rocky Mount                     (1)           248,434     638,829             -       248,434       638,829       887,263
Smithfield                      (1)           223,070     573,608             -       223,070       573,608       796,678
Verona                          (1)           191,631     492,765             -       191,631       492,765       684,396
Virginia Beach (Lynnhaven)      (1)           271,570     698,322             -       231,731       698,322       930,053
Virginia Beach (Holland)        (1)           277,943     714,710             -       277,943       714,710       992,653
Wise                            (1)           219,471     564,355             -       219,471       564,355       783,826
                            -----------------------------------------------------------------------------------------------
                                            7,173,265  18,445,542             -     7,133,426    18,445,542    25,578,968

                            -----------------------------------------------------------------------------------------------
Total Restaurant Properties   16,315,857   10,484,662  26,960,562             -    10,444,823    26,960,562    37,405,385
                            -----------------------------------------------------------------------------------------------

 Total Real Estate          $ 286,425,450 $53,779,543 $ 354,621,042 $18,163,778  $ 54,128,336 $ 372,396,189 $ 426,524,525
                            ===============================================================================================



        Description
        -----------
                             Accumulated  Date of  Date    Life
                            Depreciation  Constr. Acquired (Years)
Roanoke (Hollins)                293,651 Feb-73   Apr-87    40
Roanoke (Abenham)                268,599 Nov-82   Apr-87    40
Rocky Mount                      282,912 May-80   Apr-87    40
Smithfield                       254,029 Apr-77   Apr-87    40
Verona                           218,226 Jan-85   Apr-87    40
Virginia Beach (Lynnhaven)       309,260 Jun-80   Apr-87    40
Virginia Beach (Holland)         316,517 Aug-83   Apr-87    40
Wise                             249,930 Jun-80   Apr-87    40
                           --------------
                               8,168,810

                           --------------
Total Restaurant Properties   11,939,781
                           --------------

 Total Real Estate          $ 66,453,731
                           ==============



(1) Indicates the restaurants encumbered by a line of credit with a bank for up to $16,315,857 outstanding at 12/31/04.

(2) Aggregate cost basis at December 31, 2004, for federal income tax purposes was approximately $390 million.

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
 Schedule III - Real Estate and Accumulated Depreciation




                                                  2004                  2003                  2002
                                           -------------------   -------------------  --------------------
 Real estate investments:
      Balance at beginning of year              $ 337,066,609         $ 314,871,784         $ 260,748,391
      Additions during year
         Acquisitions                              86,148,336            23,525,339            51,435,516
         Improvements, etc.                         5,231,775             3,350,919             2,785,303
      Deductions during year                       (1,922,195)           (4,681,433)              (97,426)
                                           -------------------   -------------------  --------------------
      Balance at close of year                  $ 426,524,525         $ 337,066,609         $ 314,871,784
                                           ===================   ===================  ====================


 Accumulated depreciation:
      Balance at beginning of year              $  56,052,569         $  49,448,825         $  40,751,890
      Provision for depreciation                   11,660,219            10,039,615             8,794,361
      Deductions during year                       (1,259,057)           (3,435,871)              (97,426)
                                           -------------------   -------------------  --------------------
      Balance at close of year                  $  66,453,731         $  56,052,569         $  49,448,825
                                           ===================   ===================  ====================


                                INDEX TO EXHIBITS

Exhibit No.
                                                                                                     Page
     2.1*     Master Agreement of Merger and Acquisition by and among BNP Residential Properties,        -
              Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G.
              Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as
              Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997,
              and incorporated herein by reference)
     2.2*     Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by       -
              and among BNP Residential Properties, Inc., BNP Residential Properties Limited
              Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G.
              Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties,
              Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1*     Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc.,       -
              Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2*     Articles Supplementary, Classifying and Designating 909,090 Shares of Series B             -
              Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit
              3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December
              28, 2001, and incorporated herein by reference)
     3.3*     Amended and Restated By-Laws adopted May 20, 2004 (filed as Exhibit 3.1 to BNP             -
              Residential Properties, Inc., Current Report on Form 8-K dated July 14, 2004, and incorporated herein by reference)
     4.1*     Rights Agreement, dated March 18, 1999, between the Company and First Union National       -
              Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form
              8-K dated March 17, 1999, and incorporated herein by reference)
     4.2*     Registration Rights Agreement By and Among BNP Residential Properties, Inc. and            -
              Preferred Investment I, LLC, dated December 28, 2001 (filed as Exhibit 4 to BNP
              Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.1*     Second Amended and Restated Agreement of Limited Partnership of BNP Residential            -
              Properties Limited Partnership dated as of March 17, 1999 (filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
    10.2*     Amendment to Second Amended and Restated Agreement of Limited Partnership of BNP           -
              Residential Properties Limited Partnership, dated December 28, 2001 (filed as
              Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated
              December 28, 2001, and incorporated herein by reference)
    10.3*     Investment Agreement By and Between BNP Residential Properties, Inc. and Preferred         -
              Investment I, LLC, dated December 28, 2001 (filed as Exhibit 10.2 to BNP Residential
              Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.4*     Amended and Restated Master Lease Agreement dated December 21, 1995, between BNP           -
              Residential Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit
              10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December
              31, 1995, and incorporated herein by reference)
    10.5*     Amended and Restated 1994 Stock Option and Incentive Plan (filed as Exhibit 10.8 to        -
              BNP Residential Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1998, and incorporated by reference herein)



Exhibit No.
                                                                                                     Page
    10.6*     Form and description of Employment Agreements dated July 15, 1997, and December 1,         -
              2002, between BNP Residential Properties, Inc. and certain officers (filed as
              Exhibit 10 to BNP Residential Properties, Inc. Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1997; and as Exhibit 10.7 to BNP Residential Properties,
              Inc. Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
    10.7*     Purchase Agreement by and among BNP Residential Properties, Inc. and Purchasers for        -
              1,175,519 shares of common stock, dated as of February 17, 2004 (filed as Exhibit
              10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated February
              23, 2004, and incorporated herein by reference)
    10.8*     Purchase Agreement by and among BNP Residential Properties, Inc. and Purchasers for        -
              1,420,000 shares of common stock, dated as of July 14, 2004 (filed as Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated July 14, 2004, and incorporated herein by reference)
    10.9      Exchange Agreement among BNP Residential Properties, Inc., BNP Residential                84
              Properties Limited Partnership, and Beach Investment Properties, LLC and members thereof, dated as of December 7, 2004
    10.10     Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               125
              Properties Limited Partnership, and Timberline Ventures, LLC and members thereof, dated as of December 7, 2004
    10.11     Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               167
              Properties Limited Partnership, and Laurel Springs II, LLC and members thereof, dated as December 7, 2004
    10.12     Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               206
              Properties Limited Partnership, and Salem Ridge/Shugart, LLC and members thereof, dated as of December 7, 2004
    21        Subsidiaries of the Registrant                                                           243
    23        Consent of Ernst & Young LLP                                                             244
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer                        245
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer                        246
    32.1      Section 1350 Certification by Chief Executive Officer                                    247
    32.2      Section 1350 Certification by Chief Financial Officer                                    248

* Incorporated herein by reference