Form 10-Q
period 2005-03-31
BNP RESIDENTIAL PROPERTIES INC
filed 2005-05-10
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes X    No
         - -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2005 (the latest practicable date).

Common Stock, $.01 par value               9,232,501
----------------------------               -----------------------
(Class)                                    (Number of shares)


                                                    Exhibit index:  page 33

                                TABLE OF CONTENTS


 Item No.                                                              Page No.

           PART I - Financial Information (Unaudited)

  1        Financial Statements                                              3
  2 Management's Discussion and Analysis of Financial Condition 15 and Results of Operations
  3        Quantitative and Qualitative Disclosures                         30
           About Market Risk
  4        Controls and Procedures                                          31

           PART II - Other Information

  2        Changes in Securities and Use of Proceeds                        31
  6        Exhibits                                                         31

           Signatures                                                       32

                         PART I - Financial Information

Item 1.  Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets - Unaudited
(all amounts in thousands)

                                                                           March 31          December 31
                                                                             2005               2004
                                                                       ------------------ ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                        $489,729           $389,119
   Restaurant properties                                                         37,405             37,405
                                                                       ------------------ ------------------
                                                                                527,134            426,525
   Less accumulated depreciation                                                (76,155)           (66,454)
                                                                       ------------------ ------------------
                                                                                450,979            360,071
Cash and cash equivalents                                                         2,583                517
Prepaid expenses and other assets                                                 7,513              4,516
Intangible related to acquisition of management operations                        1,115              1,115
Deferred financing costs, net of accumulated amortization                         2,690              1,545
                                                                       ------------------ ------------------
         Total assets                                                          $464,880           $367,764
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                          $373,269           $286,425
Accounts payable and accrued expenses                                             3,347                897
Accrued interest on notes payable                                                 1,660              1,264
Consideration due for acquisitions                                                1,000                  -
Deferred revenue and security deposits                                            1,940              1,787
                                                                       ------------------ ------------------
      Total liabilities                                                         381,216            290,373

Minority interest in consolidated limited partnerships                              288                  -
Minority interest in operating partnership                                       20,258             14,394

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at March 31, 2005, and December 31, 2004                              10,000             10,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   9,232,501 at March 31, 2005,
   8,652,740 at December 31, 2004                                                    92                 87
Additional paid-in capital                                                      111,817            103,221
Dividend distributions in excess of net income                                  (58,790)           (50,311)
                                                                       ------------------ ------------------
      Total shareholders' equity                                                 63,120             62,996
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                            $464,880           $367,764
                                                                       ================== ==================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
(all amounts in thousands except per share amounts)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2005             2004
                                                                          ----------------- ----------------
Revenues
Apartment rental income                                                          $ 14,092          $ 10,053
Restaurant rental income                                                              957               957
Management fee income                                                                 115               198
Interest and other income                                                             225                23
                                                                          ----------------- ----------------
                                                                                   15,390            11,231
Expenses
Apartment operations                                                                5,443             3,862
Apartment administration                                                              673               426
Corporate administration                                                              885               666
Interest                                                                            4,574             3,240
Penalties paid at debt refinance                                                      516                 -
Depreciation                                                                        3,522             2,540
Amortization of
   deferred loan costs                                                                107                88
Write-off of unamortized
   loan costs at debt refinance                                                       160                 -
Deficit distributions to
   minority partners                                                                6,821                 -
                                                                          ----------------- ----------------
                                                                                   22,701            10,823
                                                                          ----------------- ----------------
(Loss) income before
   minority interest                                                               (7,311)              408
Minority interest in consolidated
   limited partnerships                                                               (62)                -
Minority interest in
   Operating Partnership                                                           (1,292)               35
                                                                          ----------------- ----------------
Net (loss) income                                                                  (5,957)              373
Cumulative preferred dividend                                                         250               250
                                                                          ----------------- ----------------
(Loss) income attributable to common
   shareholders                                                                  $ (6,207)         $    123
                                                                          ================= ================

Earnings per common share - basic:
   Net (loss) income                                                             $  (0.66)         $   0.06
   (Loss) income attributable to
   common shareholders                                                              (0.69)             0.02

Earnings per common share - diluted:
   Net (loss) income                                                             $  (0.67)         $   0.05
   (Loss) income attributable to
   common shareholders                                                              (0.69)             0.02

Dividends declared                                                               $   0.25          $   0.25

Weighted average common shares
   outstanding                                                                      8,983             6,406



See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
--------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity - Unaudited
(all amounts in thousands)


                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2004        909     $ 10,000       8,653       $ 87     $ 103,221      $ (50,311)     $ 62,996
Common stock issued                -            -         580          6         8,596              -         8,602
Dividends paid - preferred         -            -           -          -             -           (250)         (250)
Dividends paid - common            -            -           -          -             -         (2,272)       (2,272)
Net loss                           -            -           -          -             -         (5,957)       (5,957)
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2005           909     $ 10,000       9,233       $ 92     $ 111,817      $ (58,790)     $ 63,120
                             ========= ============ =========== ========== ============= =============== ============

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited
(all amounts in thousands)


                                                                                 Three months ended
                                                                                      March 31
                                                                                2005             2004
                                                                          ----------------- ----------------
Operating activities:
Apartment rental receipts, net                                                  $  13,984         $  10,037
Restaurant rental receipts                                                            957               957
Management fee receipts                                                               144               154
Interest and other income receipts                                                    243                28
Operating and administrative expense payments                                      (8,074)           (4,438)
Interest payments                                                                  (4,577)           (3,341)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                           2,677             3,398

Investing activities:
Acquisitions of apartment properties                                                  (71)                -
Acquisition of Boddie Investment Company, net of cash included in
   accounts of consolidated limited partnerships                                      193                 -
Additions to apartment properties, net                                             (1,290)             (559)
Deposits for pending investing transactions                                          (648)                -
Net release (funding) of lender reserves                                              (31)               47
                                                                          ----------------- ----------------
Net cash used in investing activities                                              (1,847)             (511)

Financing activities:
Net proceeds from issuance of common stock                                            888            13,246
Distributions to minority partners in consolidated limited partnerships            (6,821)                -
Distributions to operating partnership minority unitholders                          (466)             (460)
Dividends paid to preferred shareholder                                              (250)             (250)
Dividends paid to common shareholders                                              (2,272)           (1,477)
Proceeds from notes payable                                                        33,900                41
Principal payments on notes payable                                               (22,468)          (13,317)
Deposits for pending financing transactions                                          (687)                -
Payment of deferred financing costs                                                  (587)              (41)
                                                                          ----------------- ----------------
Net cash provided by (used in) financing activities                                 1,236            (2,258)
                                                                          ----------------- ----------------

Net increase in cash and cash equivalents                                           2,065               628
Cash and cash equivalents at beginning of period                                      517               564
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                      $   2,583         $   1,192
                                                                          ================= ================

                                                                                                (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited - continued
(all amounts in thousands)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2005             2004
                                                                          ----------------- ----------------
Reconciliation of net (loss) income to
   net cash provided by operating activities:
Net (loss) income                                                              $   (5,957)      $       373
Equity in income of unconsolidated limited partnerships                                 -                 -
Deficit distributions to minority partners in
   consolidated limited partnerships                                                6,821                 -
Write off of loan costs at debt refinancing                                           160                 -
Minority interest in consolidated limited partnerships                                (62)                -
Minority interest in operating partnership                                         (1,292)               35
Depreciation and amortization of deferred loan costs                                3,629             2,628
Amortization of deferred interest defeasance                                          (31)              (79)
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                               (1,846)             (590)
   Accounts payable and accrued expenses                                            1,359             1,078
   Deferred revenue, prepaid rent and security deposits                              (104)              (48)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                      $    2,677       $     3,398
                                                                          ================= ================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2005
(Unaudited)

Note 1.  Interim financial statements

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of BNP Residential Properties, Inc. for the year ended December 31, 2004. You should read these financial statements in conjunction with our 2004 Annual Report on Form 10-K. When we use the terms "company," "we," "us," or "our," we mean BNP Residential Properties, Inc. and all entities included in our consolidated financial statements. We believe that we have included all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the three month period ending March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

We have reclassified certain amounts in our prior period consolidated financial statements and notes to conform to the current period presentation.

Note 2.  Basis of presentation

The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "operating partnership"). The company is the general partner and owns a majority interest in the operating partnership.

Effective January 26, 2005, in connection with an acquisition on that date, the consolidated financial statements also include the accounts of real estate limited partnerships (the "limited partnerships") that the operating partnership controls which are not considered variable interest entities ("VIEs"), as well as all VIEs for which the operating partnership is the primary beneficiary. The assets of consolidated limited partnerships controlled by the operating partnership generally are not available to pay creditors of the company or the operating partnership.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting for VIEs
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provided a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has equity owners that, as a group, are unable to make significant decisions about its activities, or (3) has equity owners that, as a group, do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a "variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the "primary beneficiary." Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

Accounting for general partner interests in limited partnerships
As managing general partner in real estate limited partnerships, we have the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements. However, we do not "control" the respective limited partnerships if the limited partners have significant rights, such as the right to replace the general partner and the right to approve the sale or refinancing of the assets of the respective partnership in accordance with the partnership agreement. In acting as the general partner in these limited partnerships, we are committed to providing additional levels of funding to meet partnership operating deficits as may be needed.

If we, as general partner, control a partnership which is not a VIE, generally accepted accounting principles require that we consolidate the partnership in our financial statements. Upon consolidation, we initially record our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value, and subsequently account for the partnership based on our prorata interest; the non-controlling interests are reflected in our financial statements at their historical costs.

Acquisition of interests in limited partnerships
Effective January 26, 2005, we acquired Boddie Investment Company ("BIC") in exchange for shares of our common stock valued at $8.2 million. As a result of this acquisition, in addition to other significant assets, we acquired certain economic interests in the following limited partnerships:

o Marina Shores Associates One Limited Partnership - 50% interest as general partner
o The Villages of Chapel Hill Limited Partnership - 1% interest as general partner
o The Villages of Chapel Hill - Phase 5, Limited Partnership - 1% interest as general partner

Prior to this acquisition, we managed, on a fee basis, the properties owned by these limited partnerships. Following our acquisition of BIC, the operating partnership acts as the managing general partner of these limited partnerships and will continue to manage the properties. These limited partnerships are primarily funded with financing from third party lenders, which is secured by first deed of trust loans on the rental properties of the partnerships. The creditors of the limited partnerships generally do not have recourse to the operating partnership.

We determined that the Marina Shores Associates One Limited Partnership ("Marina Shores Partnership") is not a VIE. However, under the terms of the partnership agreement for the Marina Shores Partnership, the general partner controls the activities of partnership; we have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005. The initial inclusion of the Marina Shores Partnership in our consolidated financial statements resulted in an increase in real estate investments of $26.3 million, an increase in net operating assets of $1.0 million and an increase in deed of trust notes payable of approximately $21.4 million. Our initial net investment in this limited partnership was $5.9 million.

We determined that The Villages of Chapel Hill Limited Partnership ("Villages Partnership") is a VIE, because the limited partnership does not have sufficient equity to carry out its principal activities without additional subordinated financial support from the general partner. We also determined that we are the primary beneficiary of the Villages Partnership. We have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005. The initial inclusion of the Villages Partnership in our consolidated financial statements resulted in an increase in real estate investments of $14.2 million, an increase in net operating assets of $0.1 million and an increase in deed of trust notes payable of approximately $12.1 million. In addition, we hold approximately $2.0 million in notes and other receivables from The Villages Partnership which has been eliminated in consolidation.

We determined that The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership") is not a VIE. Under the terms of the partnership agreement the Villages - Phase 5 Partnership, the limited partners have certain voting rights that preclude control by the general partner. We have therefore accounted for our investment in this partnership by applying the equity method. Our initial investment in the Villages - Phase 5 Partnership was approximately $7,000, and we include this investment in "other assets" on our balance sheet.

We reflect the unaffiliated partners' interests in the Marina Shores Partnership and The Villages Partnership as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of operations as deficit distributions to minority partners. During the first quarter of 2005 we recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $6.8 million.

We allocate proportional income and losses of the consolidated limited partnerships to minority partners to the extent of the carrying amount of the minority interest. We record a charge when losses attributable to the limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, even though there is no economic effect or cost. During the first quarter of 2005 we recorded charges for consolidated limited partnership losses, resulting primarily from depreciation and costs related to refinance of the Marina Shores Partnership's first deed of trust loan, of approximately $621,000 that were not allocated to the minority partner in Marina Shores Partnership because the losses exceeded the carrying amount of the minority interest.

Stock-based compensation
The company has one employee Stock Option and Incentive Plan in place. As allowed by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and FAS 123

"Accounting for Stock-Based Compensation," we account for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. All outstanding options were fully vested prior to the end of 2004. If we had applied the fair value recognition provisions of FAS 123 to this significant estimate for stock-based employee compensation, the effect would have been to reduce net income as reported by less than $200 for the three months ended March 31, 2004, with no impact on net income as reported for the three months ended March 31, 2005, and no impact on basic and diluted earnings per share amounts as reported.

In December 2004 the Financial Accounting Standards Board issued FAS 123 (revised 2004), "Share Based Payment," ("FAS 123(R)") which is a revision of FAS
123. FAS 123(R) supersedes APB Opinion 25, and amends FAS 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) must be adopted no later than January 1, 2006, and we expect to adopt FAS 123(R) as of that date.

Note 3.  Apartment property acquisitions

During the first quarter of 2005, we completed the acquisition of a portfolio of four apartment properties from entities associated with Grover F. Shugart, Jr. and/or Brian D. Shugart, which we call the "Shugart Parties." The four apartment communities contain an aggregate of 1,086 apartment units. The aggregate purchase price for the properties totaled $52.1million (including approximately $0.3 million in net operating assets acquired), paid by the assumption or refinancing of $42.8 million of debt on the properties and issuance of $9.3 million in operating partnership units with an imputed value of $13.50 per unit. Under the terms of the exchange agreements, we issued 689,000 operating partnership units at closing, and will issue an additional 74,000 deferred units in March 2006. The preliminary allocation of the purchase price includes the following significant components (all amounts in thousands):


                                                                                             Value of
                                        Apt.                                                Operating
              Property                 Units      Contract Price       Debt Assumed       Partnership Units
------------------------------------- --------- ------------------- -------------------- -------------------
Canterbury Apartments                    630         $ 25,750             $ 22,992             $ 3,070
Laurel Springs Apartments                240           14,610               11,320               3,329
Laurel Springs II Apartments              96            7,090                5,850               1,209
Salem Ridge Apartments                   120            4,360                2,610               1,706

We will operate Laurel Springs and Laurel Springs II Apartments as one community.

Note 4.  Financing transactions

In conjunction with the acquisition of the four apartment properties from the Shugart Parties, we assumed the following long-term debt:

o $21.5 million balance, fixed-rate note payable, secured by a deed of trust and assignment of rents of Canterbury Apartments. This loan provides for interest at 5.4% (5.48% effective rate), payable in monthly installments of principal and interest of $124,000 through July 2013, with a balloon payment of $18.4 million at maturity in August 2013.

o $1.5 million variable rate unsecured note related to Canterbury Apartments, which we immediately retired.

o $11.3 million balance, fixed-rate note payable, secured by a deed of trust and assignment of rents of Laurel Springs Apartments. This loan provides for interest at 4.91% (4.98% effective rate), payable in monthly installments of principal and interest of $62,000 through June 2013, with a balloon payment of $9.6 million at maturity in July 2013.

o $5.9 million variable rate note payable, secured by a deed of trust and assignment of rents of Laurel Springs II Apartments. This loan provides for interest at 30-day LIBOR plus 1.9%, payable monthly. Beginning in June 2005, principal payments of $7,000 will be due monthly in addition to interest, with a balloon payment of $5.8 million at maturity in June 2006. At our option, we may extend the loan maturity to June 2008.

o $2.6 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Salem Ridge Apartments. This loan provides for interest at 6.76%, payable in monthly installments of $15,000 through September 2008, with principal due in full at that date.

Shortly after we acquired BIC (see Note 2 above), we completed the refinancing of debt related to the Marina Shores Partnership. The Marina Shores Partnership issued a $33.9 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Marina Shores Apartments. This loan provides for interest at 5.075% (5.145% effective rate), payable in monthly installments of principal and interest of $184,000 through January 2015, with a balloon payment of $28.2 million in February 2015. The Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million interest and prepayment penalties, then distributed $6.8 million to the minority limited partner and $3.7 million to us.

Note 5.  Shareholders' equity

In January 2005, we issued 508,578 shares of our common stock, valued at $8.2 million, in conjunction with the BIC acquisition (see Note 2 above). As part of the acquisition, BIC surrendered, and we cancelled, 72,399 shares of our common stock, valued at $1.2 million.

In February 2005, we issued 12,748 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.2 million.

In March 2005, we issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $0.7 million.

Also in March 2005, we redeemed operating partnership units from a minority unitholder by issuing 73,333 shares of our common stock on a one-for-one basis.

We calculated basic and diluted earnings per common share using the following amounts (in thousands):

                                                 Three months ended
                                                      March 31
                                               2005              2004
                                         ----------------- -----------------

Numerators:
Numerator for basic
  earnings per share -
  Net (loss) income                             $ (5,957)         $    373
  Cumulative preferred dividend                     (250)             (250)
                                         ----------------- -----------------
  (Loss) income attributable to
     common shareholders                        $ (6,207)          $   123
                                         ================= =================

Numerator for diluted
  earnings per share -
  Net (loss) income (1)                         $ (7,249)          $   408
  Cumulative preferred dividend                     (250)             (250)
                                         ----------------- -----------------
  (Loss) income attributable to
    common shareholders (1)                     $ (7,499)          $   158
                                         ================= =================

Denominators:
Denominator for basic
  earnings per share -
  weighted average common
  shares outstanding                               8,983             6,406
Effect of dilutive securities:
  Convertible Operating
     Partnership units                             1,870             1,841
  Stock options (2)                                    -                15
                                         ----------------- -----------------
Denominator for diluted
  earnings per share - adjusted
  weighted average shares and
  assumed conversions                             10,853             8,262
                                         ================= =================

(1) Assumes conversion of operating partnership units to common shares; minority interest in operating partnership income has been eliminated.
(2) We excluded options to purchase 60,000 shares of common stock at $12.25, 120,000 shares of common stock at $13.125, 60,000 shares of common stock at $11.25, and 30,000 shares of common stock at $9.25 from the calculation of diluted earnings per share for the three months ended March 31, 2005 because inclusion of these options would serve to reduce the net loss per share. We excluded options to purchase 140,000 shares of common stock at $12.50 and 120,000 shares of common stock at $13.125 from the calculation of diluted earnings per share for the three months ended March 31, 2004; the exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 6.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.25 per common share on April 21, 2005, payable on May 16, 2005, to shareholders of record as of May 2, 2005. The Board of

Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder.

Effective April 21, 2005, we acquired Waverly Place Apartments, located in North Charleston, South Carolina, for a contract price of $13.1 million, paid in cash. In conjunction with this acquisition, we issued a $10.2 million note payable at a fixed rate of 5.31% for a 10-year term. The remainder was funded by a draw on our line of credit.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of March 31, 2005, we owned and managed 31 apartment communities containing 7,912 units, including three communities containing 713 units for which we are the general partner. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         In January 2005, we acquired the general partner interest in three limited partnerships. The activities of two of these limited partnerships (and the apartment properties owned by those partnerships) are now included in our consolidated financial statements. We describe this acquisition in more detail under the heading "Capital Resources" as well as in the notes to our financial statements included in this Current Report on Form 10-Q.

         Effective March 31, 2005, we acquired a portfolio of four apartment communities. The activities of these owned properties will be included in our consolidated financial statements going forward; however, our operating results for the first quarter of 2005 do not include any apartment revenues or operations expense for these properties.

         Overall, apartment property operating results for the first quarter were in line with our expectations. During the first quarter apartment property operations continued to show improvement with a 1.9% increase in same-unit apartment revenue resulting from a 2.2% increase in average monthly revenue per occupied unit offset by a slight decline in average occupancy. At the same time, property operations expenses for these same units increased by only 0.9%. As we enter the second quarter, we believe are well positioned to take advantage of what we deem to be improving apartment markets.

         We believe the BIC acquisition (the acquisition of the general partner interest in three limited partnerships in January 2005) was a good transaction that will provide substantial economic benefit to us. However, the accounting for this transaction is very complex, and generally accepted accounting principles ("GAAP") require certain entries that make it extremely difficult to understand the accounting for the transaction and its impact on the company's financial statements. Primarily as a result of a $6.8 million charge for a deficit distribution to a minority partner (which had no economic effect or cost to us) we are reporting a net loss attributable to common shareholders for the first quarter of $6.2 million or $0.69 per share as compared to net income of $123,000 or $0.02 per share for the first quarter of 2004.

         Funds from operations totaled $3.3 million in the first quarter of 2005, a 23.0% increase compared to the first quarter of 2004. This comparison reflects the positive impact of apartment additions and the improvement in apartment operating results.

Revenues

         Total revenues in the first quarter of 2005 were $15.4 million, an increase of 37.0% compared to the first quarter of 2004. This increase is primarily attributable to increases in apartment rental income.

         Apartment rental income totaled $14.1 million in the first quarter of 2005, an increase of $4.0 million, or 40.2%, compared to the first quarter of 2004. This increase is attributable to five apartment acquisitions in 2004, which contributed $2.7 million to our first quarter apartment rental income in 2005. In addition, two apartment communities that we consolidate effective January 26, 2005, contributed $1.2 million to this increase.

         On a "same-units" basis (the 20 apartment communities that we owned as of January 1, 2004), apartment rental income increased by 1.9% in the first quarter of 2005 compared to 2004. This increase reflects a 2.2% increase in average revenue per occupied unit, somewhat offset by a slight decline in average occupancy. For these apartment communities, average economic occupancy was 94.6% for the first quarter of 2005, compared to 94.9% for the first quarter of 2004. Average revenue per occupied unit was $743 for the first quarter of 2005, compared to $727 for the first quarter of 2004.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2005 follow:

                                                      Three months ended
                                                        March 31, 2005
                                                                 Average
                                                                 monthly
                                 Number                          revenue
                                   of                Average       per
                               apartment             economic    occupied
                                 units              occupancy      unit
                               -----------          ----------- -----------

Owned apartment communities:
Abbington Place                       360                93.0%      $  786
Allerton Place                        228                94.7%         794
Barrington Place                      348                92.3%         763
Brookford Place                       108                97.6%         682
Canterbury(2)                         630                    -           -
Carriage Club(1)                      268                94.5%         741
Chason Ridge                          252                92.4%         782
Fairington(1)                         250                96.6%         715
The Harrington                        288                95.0%         752
Harris Hill                           184                96.8%         634
Latitudes                             448                96.9%         964
Laurel Springs(2)                     336                    -           -
Madison Hall                          128                94.4%         602
Marina Shores Waterfront              290                94.0%         794
Oakbrook                              162                94.2%         719
Oak Hollow                            461                95.3%         608
Paces Commons                         336                96.1%         649
Paces Village                         198                95.4%         671
Pepperstone                           108                98.3%         684
Salem Ridge(2)                        120                    -           -
Savannah Place                        172                95.4%         723
Savannah Shores(1)                    198                92.2%         795
Bridges at Southpoint(1)              192                96.0%         699
Summerlyn Place                       140                92.5%         809
The Place                             144                94.9%         570
Waterford Place                       240                91.4%         916
Woods Edge                            264                94.1%         679

                                                      Three months ended
                                                        March 31, 2005
                                                                 Average
                                                                 monthly
                                 Number                          revenue
                                   of                Average       per
                               apartment             economic    occupied
                                 units              occupancy      unit
                               -----------          ----------- -----------

Bridges at Wind River(1)              346                90.7%         787

All apartments(2)
   - 2005                           6,113                94.4%         745
   - 2004                           4,859                94.9%         727

Same units(1,2)                     4,859
   - 2005                                                94.6%         743
   - 2004                                                94.9%         727

Consolidated limited partnerships:
Marina Shores(3)                      392                94.1%       1,142
Villages of Chapel Hill(3)            264                95.9%         683

Unconsolidated limited partnerships:
Villages - Phase 5(4)                  57                98.3%         782

(1) We acquired Bridges at Wind River in May 2004, Carriage Club in late June 2004, Savannah Shores in July 2004, Fairington in August 2004 and Bridges at Southpoint in September 2004. We have excluded these communities from same-units calculations for 2005.
(2) We acquired Canterbury, Laurel Springs, and Salem Ridge effective March 31, 2005. We have excluded these communities from calculations of occupancy and revenue per occupied unit for the first quarter of 2005.
(3) We include the activities of these communities in our consolidated financial statements effective January 26, 2005.
(4) We acquired a 1% interest as general partner in this partnership effective January 26, 2005.

         We continued to see revenue improvement at our apartments in the first quarter of 2005. Generally the first quarter is our weakest quarter in terms of apartment performance, primarily due to weak demand. In our markets the cycle seems to be that demand for apartments is at its lowest in the first quarter, strengthens through the second and third quarters, and then ebbs in the fourth quarter. Our objective for the first quarter of 2005 was to maintain occupancy at relatively high levels through the end of the quarter so that we would be in good position entering the second quarter. We were pleased that we were not only able to maintain occupancy but, on a same-units basis, were able to report improved apartment revenue as a result of improving rental rates. With occupancy at current levels, future increases in apartment revenue will have to come from increases in rental rates. We are reasonably confident in our ability to raise rates over both the near and longer term.

         Restaurant rental income was $1.0 million in the first quarters of both 2005 and 2004. We received the minimum rent specified in the lease agreement for both quarters. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

          Management fee income totaled $115,000 in the first quarter of 2005, compared to $198,000 in the first quarter of 2004. This decrease is primarily attributable to the elimination of management fees for Marina Shores and Villages of Chapel Hill with consolidation of these properties effective January 26, 2005. Going forward, management fees will be insignificant following our acquisition of four managed properties effective March 31, 2005.

Expenses

         Total expenses were $22.7 million in the first quarter of 2005, an increase of $11.9 million compared to $10.8 million in the first quarter of 2004. This increase is primarily attributable to increases in non-cash charges for depreciation and a $6.8 million charge for deficit distributions to a minority partner.

         We reflect the unaffiliated partners' interests in Marina Shores Associates One Limited Partnership ("Marina Shores Partnership") and The Villages of Chapel Hill Limited Partnership ("Villages Partnership") as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost. We report this charge in our consolidated statements of operations as deficit distributions to minority partners. During the first quarter of 2005 we recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $6.8 million.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) in the first quarter of 2005 totaled $5.4 million, an increase of $1.6 million, or 40.9%, compared to the first quarter of 2004. This increase is primarily attributable to five apartment acquisitions in 2004, which contributed $1.1 million to apartment operations expense in the first quarter of 2005. In addition, two apartment communities that we consolidate effective January 26, 2005, contributed $0.4 million to this increase. On a same-units basis, apartment operations expense increased only 0.9% in the first quarter of 2005 compared to the first quarter of 2004.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration (the costs associated with oversight, accounting and support of our apartment management activities for both owned and managed properties) totaled $0.7 million in the first quarter of 2005, a 57.9% increase compared to the first quarter of 2004. Corporate administration expense totaled $0.9 million in the first quarter of 2005, a 32.9% increase compared to the first quarter of 2004. These increases are primarily attributable to a $110,000 increase in audit fees associated with requirements of Section 404 of the Sarbanes-Oxley Act of 2002, along with additional corporate support staff.

         Depreciation expense totaled $3.5 million in the first quarter of 2005, an increase of $1.0 million, or 38.7%, compared to the first quarter of 2004. This increase is primarily attributable to acquisitions of five apartment communities in 2004 ($0.7 million), along with depreciation expense for the two apartment communities that we consolidate effective January 26, 2005, which totaled $0.3 million.

         Interest expense totaled $4.6 million in the first quarter of 2005, an increase of $1.3 million, or 41.2%, compared to the first quarter of 2004. This increase is primarily attributable to approximately $65 million in new debt issued in conjunction with acquisitions of apartment properties during 2004, along with the impact of consolidating Marina Shores and Villages of Chapel Hill during February and March of 2005. Overall, weighted average interest rates were 5.8% for the first quarter of 2005, compared to 5.7% for the first quarter of 2004, reflecting the increase in variable interest rates over the last 12 months.

Net Income

         Consolidated earnings before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance) and before the $6.8 million charge for deficit distributions to a minority partner (which has no economic effect or cost to the operating partnership) totaled $3.3 million in the first quarter of 2005, an 8.6% increase compared to $3.0 million for the first quarter of 2004. This increase is attributable to the positive impact of new apartment communities and improvements in apartment revenues, offset by a $0.5 million charge for penalties paid at loan refinance by a consolidated limited partnership.

         On a consolidated basis before minority interests in the consolidated limited partnerships and the minority interest in the operating partnership, the net loss for the first quarter of 2005 totaled $7.3 million, compared to $0.4 million in income before minority interests in the first quarter of 2004. This loss again reflects the impact of the $6.8 million charge for deficit distributions to a minority partner and a $0.5 million charge for penalties paid at loan refinance by a consolidated limited partnership, along with an additional $0.2 million charge to write off unamortized loan costs at refinance by a consolidated limited partnership.

         We allocate proportional income and losses of the consolidated limited partnerships to minority partners to the extent of the carrying amount of the minority interest. We record a charge when losses attributable to the consolidated limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, even though there is no economic effect or cost. During the first quarter of 2005 we recorded charges for consolidated limited partnership losses, resulting primarily from depreciation and costs related to refinance of the Partnership's first deed of trust loan, of approximately $621,000 that were not allocated to the minority partner in Marina Shores Partnership because the losses exceeded the carrying amount of the minority interest.

         Minority interests in the Villages Partnership and the operating partnership absorbed $1.4 million of the consolidated losses for the quarter ended March 31, 2005. After allocating those losses to minority interests, the net loss for the first quarter of 2005 was $6.0 million, compared to $373,000 net income for the first quarter of 2004.

         Because the preferred shareholder has priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to the preferred shareholder in calculating net income available to common shareholders. After deducting $250,000 for the cumulative preferred dividend, the net loss for the first quarter of 2005 was $6.2 million, compared to net income of $123,000 in 2004.

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

         Funds from operations totaled $3.3 million in the first quarter of 2005, a 23.0% increase compared to the first quarter of 2004. This comparison reflects the positive impact of apartment additions and the improvement in apartment operating results.

         We calculated FFO of the operating partnership as follows (all amounts in thousands):

                                                     Three months ended
                                                          March 31
                                                    2005            2004
                                               --------------- ---------------


(Loss) income before
  minority interest                               $ (7,311)       $    408
Cumulative preferred dividend                         (250)           (250)
Depreciation                                         3,522           2,540
Deficit distributions to minority partners
  of consolidated limited partnerships(1)
                                                     6,821               -

                                                     Three months ended
                                                          March 31
                                                    2005            2004
                                               --------------- ---------------

Minority interest in FFO of consolidated
  limited partnerships                                 538               -
                                               --------------- ---------------
Funds from operations                             $  3,320         $ 2,698
                                                =============== ===============

(1) In accordance with GAAP, deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost.

     Deficit distributions to minority partners may occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, deficit distributions to minority partners represent, in substance, either our recognition of depreciation previously allocated to the non-controlling partner or a cost related to the non-controlling partner's share of real estate appreciation. Based on NAREIT guidance that requires that real estate depreciation and gains be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

         A reconciliation of FFO to FAD follows (all amounts in thousands):

                                                      Three months ended
                                                            March 31
                                                     2005            2004
                                                --------------- ---------------

Funds from operations                              $  3,320         $ 2,698
Amortization of loan costs                              107              88
Write-off of unamortized
  loan costs at refinance                               160               -
Recurring capital expenditures                         (458)           (275)
Minority interest in consolidated limited
  partnerships' share of reconciling items
                                                       (155)              -
                                                --------------- ---------------
Funds available for distribution                   $  2,974        $  2,511
                                                =============== ===============

A further reconciliation of FAD to net cash provided by operating activities follows (all amounts in thousands):

                                                      Three months ended
                                                            March 31
                                                     2005            2004
                                                --------------- ---------------

Funds available for distribution                     $2,974          $2,511
Cumulative preferred dividend (1)                       250             250
Minority interest in FFO of consolidated
  limited partnerships(1)
                                                       (538)              -
Recurring capital expenditures(2)                       458             275
Minority interest in consolidated limited
  partnerships' share of reconciling
  items(2)                                              155               -
Amortization of deferred
  interest defeasance                                   (31)            (79)
Changes in operating
  assets and liabilities                               (591)            440
                                                --------------- ---------------
Net cash provided by
     operating activities                            $2,677          $3,398
                                                =============== ===============

(1) These adjustments serve to reverse the effect of reconciling items in the above reconciliation of (loss) income before minority interest to funds from operations.
(2) These adjustments serve to reverse the effect of reconciling items in the above reconciliation of FFO to FAD.

         Other information about our historical cash flows follows (all amounts in thousands):

                                                      Three months ended
                                                            March 31
                                                     2005            2004
                                                --------------- ---------------

Net cash provided by (used in):
  Operating activities                               $2,677          $3,398
  Investing activities                               (1,847)           (511)
  Financing activities                                1,236          (2,258)

Dividends and distributions paid to:
  Preferred shareholders                             $  250          $  250
  Common shareholders                                 2,272           1,477
  Minority partners in consolidated
     limited partnerships                             6,821               -
  Minority unitholders in operating
     partnership                                        466             460

Scheduled debt principal payments                    $  443          $  317
Non-recurring capital expenditures                      832             283

                                                      Three months ended
                                                            March 31
                                                     2005            2004
                                                --------------- ---------------

Weighted average shares outstanding
  Preferred shares                                      909             909
  Common shares                                       8,983           6,406
Weighted average operating partnership
  minority units outstanding
                                                      1,870           1,841

Capital Resources and Liquidity

Capital Resources

         We completed several significant investing and financing transactions during the first quarter of 2005.

Acquisition of Boddie Investment Company

         In January 2005, we acquired Boddie Investment Company ("BIC") through a merger. We issued 508,578 shares of our common stock, and cancelled 72,399 shares of common stock that BIC held immediately before the merger. The value of this transaction was $8.2 million. Direct costs (out-of-pocket cash costs) related to this acquisition were approximately $150,000. As a result of this acquisition, we assumed the role of general partner and acquired certain economic interests in three limited partnerships. Prior to this acquisition, we managed the apartment communities owned by these partnerships on a contract basis; we will continue to manage these partnerships.

         A summary of assets acquired in the BIC acquisition, along with our preliminary allocation of costs assigned to those assets, follows (amounts in thousands):

    Investments in limited partnerships:
      Marina Shores Associates One Limited Partnership                                    $5,940
      The Villages of Chapel Hill Limited Partnership                                          2
      The Villages of Chapel Hill - Phase 5 Limited Partnership                                7
    BNP common stock held by BIC (which we immediately retired) 1,166
    Receivables from The Villages Limited Partnership for general partners'
      advances and accrued interest thereon                                                1,220
                                                                                   -------------------
                                                                                          $8,335
                                                                                   ===================

         Although the amounts related to this acquisition seem relatively insignificant at first glance, the accounting for the investments in limited partnerships is complex, and the impact on presentation of our consolidated financial statements is rather significant. We have included a detailed discussion of our accounting treatment for each of the investments in limited partnerships in Note 2 of our financial statements included in this Current Report on Form 10-Q. A summary of that discussion for each limited partnership follows:

BIC Acquisition - Marina Shores Partnership

         We acquired a 50% general partner interest in the Marina Shores Partnership. Under the terms of the partnership agreement for the Marina Shores Partnership, the general partner controls the activities of the partnership. We have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005. In our preliminary accounting for the BIC acquisition, the initial inclusion of the Marina Shores Partnership in our consolidated financial statements resulted in (amounts in thousands):

   Increase in real estate investments - 392 apartment units         $26,254
   Increase in cash and cash equivalents                                 252
   Increase in other assets                                            1,251
                                                               ----------------
                                                                      27,757

   Increase in long-term debt                                         20,745
   Increase in other liabilities                                       1,072
                                                               ----------------
                                                                      21,817
                                                               ----------------
   Increase in net assets                                            $ 5,940
                                                               ================

         Very shortly after our acquisition of BIC, the Marina Shores Partnership completed a refinancing of its long-term debt. The Marina Shores Partnership issued a $33.9 million fixed-rate note payable. This 10-year loan provides for interest at an effective rate of 5.1%. The Marina Shores Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million interest and prepayment penalties, then distributed $6.8 million to the limited partner and $3.7 million to us.

         Prior to consolidation in our financial statements, the fair value of the real estate held by the Marina Shores Partnership significantly exceeded its depreciated net book value because the underlying real estate had appreciated significantly since the Partnership's original formation in the late 1980s. In our initial consolidation of this partnership, we reset the noncontrolling limited partner's capital account to $-0-. Distributions to the limited partner subsequent to inclusion of the Partnership in our consolidated financial statements are, and will generally be, reflected in our consolidated financial statements as "deficit distributions to minority partners."

         In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). Deficit distributions to minority partners represent, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a cost related to the non-controlling partner's share of real estate appreciation. We record these charges for GAAP purposes even though there is no economic effect or cost.

BIC Acquisition - The Villages Partnership

         We acquired a 1% general partner interest in the Villages Partnership. We determined that, in accordance with GAAP, the Villages Partnership is a "variable interest entity" ("VIE") because it does not have sufficient equity to carry out its principal activities without additional subordinated financial support, and that we are the "primary beneficiary" of the Partnership. We have therefore included the accounts of this partnership in our consolidated financial statements
effective  January  26,  2005.  In  our  preliminary   accounting  for  the  BIC
acquisition,   the  initial  inclusion  of  the  Villages   Partnership  in  our
consolidated financial statements resulted in (amounts in thousands):

    Increase in real estate investments - 264 apartment units      $14,188
    Increase in cash and cash equivalents                               87
    Increase in other assets                                           318
                                                              -----------------
                                                                    14,594

    Increase in long-term debt - first deed of trust                12,094
    Increase in subordinated long-term debt to BNP*                  1,888
    Increase in other liabilities                                      260
    Minority interest in consolidated limited partnerships             350
                                                              -----------------
                                                                    14,592
                                                              -----------------
    Increase in net assets                                         $     2
                                                              =================

         *The subordinated long-term debt to BNP is eliminated in consolidation against related receivable balances.

BIC Acquisition - The Villages of Chapel Hill - Phase 5 Limited Partnership

         We acquired a 1% general partner interest in The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership"). Under the terms of the partnership agreement for the Villages - Phase 5 Partnership, the limited partners have certain voting rights that preclude control by the general partner. We have therefore accounted for our investment in this partnership by applying the equity method. Our initial investment in the Villages - Phase 5 Partnership was $7,000, and we include this amount in "other assets" on our consolidated balance sheet.

Acquisition of Shugart Properties

         On March 31, 2005, we completed the acquisition of a portfolio of four apartment properties from entities that we call the "Shugart Parties." The aggregate purchase price for the properties totaled $52.1 million, including approximately $0.3 million in net operating assets, paid through assumption or refinancing of $42.8 million of debt on the properties and $9.3 million paid in operating partnership units with an imputed value of $13.50 per unit. Under the terms of the exchange agreements, we issued 689,000 operating partnership units at closing, and will issue an additional 74,000 deferred units in March 2006. The preliminary allocation of the purchase price includes the following significant components (all amounts in thousands):


                                                                                              Value of
                                        Apt.                                                 Operating
              Property                 Units      Contract Price       Debt Assumed       Partnership Units
------------------------------------- --------- ------------------- -------------------- -------------------
Canterbury Apartments                    630         $ 25,750             $ 22,992             $ 3,070
Laurel Springs Apartments                240           14,610               11,320               3,329
Laurel Springs II Apartments              96            7,090                5,850               1,209
Salem Ridge Apartments                   120            4,360                2,610               1,706

         We will operate Laurel Springs and Laurel Springs II Apartments as one community. The assets and liabilities of these apartment communities are included in our consolidated financial statements as of March 31, 2005. However, no operating results for these communities are reflected in our consolidated statement of operations for the first quarter of 2005.

         Immediately upon completion of this acquisition, we retired a $1.5 million variable rate note related to Canterbury Apartments. The remaining assumed debt includes three fixed-rate notes totaling $35.4 million at interest rates ranging from 5.0% to 6.8% and a $5.9 million variable-rate note with interest at 30-day LIBOR plus 1.9%. A more detailed description of these notes payable is included in Note 2 of our financial statements in this Current Report on Form 10-Q.

Other Equity Transactions

         During the first quarter of 2005, we also

o Issued 12,748 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.2 million;

o Issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $0.7 million; and

o Issued 73,333 shares of our common stock to redeem the name number of operating partnership units from a minority unitholder.


         At March 31, 2005, we had 9.2 million common shares and 0.9 million preferred shares outstanding. In addition, there were 2.4 million operating partnership minority common units outstanding.

Cash Flows and Liquidity

         Net cash flows from operating activities were $2.7 million in the first quarter of 2005, compared to $3.4 million in the first quarter of 2004. The decline compared to 2004 is attributable to the $0.5 million impact of prepayment penalties paid by Marina Shores Partnership in conjunction with refinance of its long-term debt, along with timing of cash receipts and disbursements.

         Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share (approximately $2.3 million) on May 16, 2005, to shareholders of record of our common stock as of May 2, 2005, as well as $250,000 of dividends to the preferred shareholder.

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

Critical Accounting Policies

         We identify and discuss our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-K. Our policies and practice regarding our accounting for our general partner interests in limited partnerships and for capital expenditures and depreciation, which may be of particular interest to readers of this Quarterly Report, are further discussed below.

Accounting for VIEs

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provided a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

         In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has equity owners that, as a group, are unable to make significant decisions about its activities, or (3) has equity owners that, as a group, do not have the obligation to absorb losses or the right to receive returns generated by its operations.

         FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a "variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the "primary beneficiary." Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

         We determined that the Villages Partnership is a VIE, because the limited partnership does not have sufficient equity to carry out its principal activities without additional subordinated financial support from the general partner. We also determined that we are the primary beneficiary of the Villages Partnership. We have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005.

Accounting for general partner interests in limited partnerships

         As managing general partner in real estate limited partnerships, we have the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements. However, we do not "control" the respective limited partnerships if the limited partners have significant rights, such as the right to replace the general partner and the right to approve the sale or refinancing of the assets of the respective partnership in accordance with the partnership agreement. In acting as the general partner in these limited partnerships, we are committed to providing additional levels of funding to meet partnership operating deficits as may be needed.

         If we, as general partner, control a partnership which is not considered a VIE, generally accepted accounting principles require that the partnership be consolidated in our financial statements. Upon consolidation, we initially record our interest in the partnership's assets and liabilities at the lower of our cost or fair value, and subsequently account for the partnership based on our percentage interest; the non-controlling interests are reflected in our financial statements at their historical costs.

         We determined that the Marina Shores Partnership is not a VIE. However, under the terms of the partnership agreement for the Marina Shores Partnership, the general partner controls the activities of partnership; we have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005.

          We determined that the Villages - Phase 5 Partnership is not a VIE. Under the terms of the partnership agreement for the Villages - Phase 5 Partnership, the limited partners have certain voting rights that preclude control by the general partner. We have therefore accounted for our investment in this partnership by applying the equity method.

Capital expenditures and depreciation

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

         Capital expenditures at our owned apartment communities during the first three months of 2005 totaled $1.2 million, including $0.3 million for acquisition improvements, $0.5 million for additions and betterments, and $0.4 million for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during the first three months of 2005 totaled $1.8 million, including $0.7 million in compensation of service staff and $1.1 million in payments and materials and contracted services.

         A summary of capital expenditures at our owned apartment communities through March 31, 2005, in aggregate and per apartment unit, follows:

                                                               Total               Per unit
                                                        --------------------- --------------------
                                                              (000's)
Recurring capital expenditures:
   Floor coverings                                               $  282                 $  46
   Appliances/HVAC                                                   65                    11
   Exterior paint                                                     -                     -
   Computer/support equipment                                         5                     1
   Other                                                             85                    14
                                                        --------------------- --------------------
                                                                 $  437                 $  72
                                                        ===================== ====================

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties              $  288
   Casualty replacements                                              -
   Additions and betterments at apartment properties                509
   Computer/support equipment                                        14
                                                        ---------------------
                                                                 $  811
                                                        =====================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We completed a number of significant acquisition and financing transactions during the first quarter of 2005.

         As of March 31, 2005, total long-term debt, on a consolidated basis, totaled $373.3 million, including $296.7 million of notes payable at fixed rates ranging from 5.0% to 8.55%, and $76.6 million at variable rates indexed on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.8% at March 31, 2005, compared to 5.9% at December 31, 2004. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $780,000.

         The deed of trust loan for Harris Hill Apartments expires in June 2005. Based on our estimate of the underlying value of the property, we expect to refinance this loan at a lower rate than the 8.55% loan currently in place.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of March 31, 2005 (all amounts in thousands).


                             Expected maturity dates

                             2005        2006        2007        2008        2009       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $ 7,388    $  2,884   $  50,890    $ 42,472    $ 31,484    $161,522    $296,641
   Average interest rate       7.7%        5.3%        6.9%        6.5%        5.2%        5.9%        6.1%

Variable rate notes        $   243    $ 21,547    $ 21,279    $    774    $ 32,784           -    $ 76,628
   Average interest rate       4.6%        4.6%        4.5%        4.5%        4.5%          -         4.5%


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

         Based on our most recent evaluation, which was completed as of the end of the first quarter of 2005, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

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

                        BNP RESIDENTIAL PROPERTIES, INC.
                         (Registrant)




May 9, 2005                   /s/ Philip S. Payne
                         ---------------------------------------------------
                         Philip S. Payne
                         Chairman and Chief Financial Officer
                            (Duly authorized officer)



May 9, 2005                   /s/ Pamela B. Bruno
                         ---------------------------------------------------
                         Pamela B. Bruno
                         Vice President, Treasurer and
                            Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                                     Page
 31.1      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer           34
 31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer           35
 32.1      Section 1350 Certification by Chief Executive Officer                       36
 32.2      Section 1350 Certification by Chief Financial Officer                       37
