Form 10-Q
period 2005-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2005-08-08
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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
         - -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 2005 (the latest practicable date).

Common Stock, $.01 par value                     9,244,812
----------------------------                     -----------------------
(Class)                                          (Number of shares)




                                                        Exhibit index:  page 40

                                TABLE OF CONTENTS


 Item No.                                                               Page No.

             PART I - Financial Information (Unaudited)

   1         Financial Statements                                           3
   2         Management's Discussion and Analysis of Financial Condition   16
             and Results of Operations
   3         Quantitative and Qualitative Disclosures                      36
             About Market Risk
   4         Controls and Procedures                                       36

             PART II - Other Information

   4         Submission of Matters to a Vote of Security Holders           36
   5         Other Information                                             37
   6         Exhibits                                                      37

             Signatures                                                    39

                         PART I - Financial Information

Item 1.  Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets - Unaudited
(all amounts in thousands except share amounts)

                                                                            June 30          December 31
                                                                             2005               2004
                                                                       ------------------ ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                        $527,641           $389,119
   Restaurant properties                                                         37,405             37,405
                                                                       ------------------ ------------------
                                                                                565,047            426,525
   Less accumulated depreciation                                                (80,120)           (66,454)
                                                                       ------------------ ------------------
                                                                                484,927            360,071
Cash and cash equivalents                                                         2,533                517
Prepaid expenses and other assets                                                 8,209              4,516
Intangible assets, net                                                            1,251              1,115
Deferred financing costs, net                                                     2,329              1,545
                                                                       ------------------ ------------------
         Total assets                                                          $499,250           $367,764
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                          $410,480           $286,425
Accounts payable and accrued expenses                                             3,700                897
Accrued interest on notes payable                                                 1,721              1,264
Consideration due for acquisitions                                                1,000                  -
Deferred revenue and security deposits                                            2,089              1,787
                                                                       ------------------ ------------------
      Total liabilities                                                         418,989            290,373

Minority interest in consolidated limited partnerships                              274                  -
Minority interest in operating partnership                                       19,637             14,394

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at June 30, 2005, and December 31, 2004                               10,000             10,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   9,244,812 at June 30, 2005,
   8,652,740 at December 31, 2004                                                    92                 87
Additional paid-in capital                                                      112,012            103,221
Dividend distributions in excess of net income                                  (61,754)           (50,311)
                                                                       ------------------ ------------------
      Total shareholders' equity                                                 60,350             62,996
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                            $499,250           $367,764
                                                                       ================== ==================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
(all amounts in thousands except per share amounts)


                                                      Three months ended             Six months ended
                                                           June 30                       June 30
                                                      2005          2004           2005            2004
                                                  ------------- ------------- --------------- ---------------
Revenues
Apartment rental income                             $ 17,508      $ 10,579        $ 31,600        $ 20,632
Restaurant rental income                                 957           957           1,915           1,915
Management fee income                                     11           208             127             405
Interest and other income                                 26           113             251             136
                                                  ------------- ------------- --------------- ---------------
                                                      18,502        11,858          33,892          23,089
Expenses
Apartment operations                                   6,853         4,388          12,296           8,250
Apartment administration                                 738           614           1,412           1,040
Corporate administration                                 637           561           1,522           1,227
Interest and prepayment penalties                      5,728         3,330          10,818           6,570
Depreciation                                           4,157         2,690           7,678           5,230
Amortization of deferred loan costs                      117            68             224             156
Write-off of unamortized loan costs
   at debt refinance                                      63             -             223               -
Deficit distributions to minority partners               800             -           7,621               -
                                                  ------------- ------------- --------------- ---------------
                                                      19,093        11,650          41,794          22,472
                                                  ------------- ------------- --------------- ---------------
(Loss) income before minority interests                 (591)          208          (7,902)            616
Loss (income) attributed to
   minority interests -
   - Consolidated limited partnerships                    14             -              76               -
   - Operating partnership                               171             9           1,463             (27)
                                                  ------------- ------------- --------------- ---------------
Net (loss) income                                       (406)          217          (6,363)            590
Less cumulative preferred dividend                      (250)         (250)           (500)           (500)
                                                  ------------- ------------- --------------- ---------------
(Loss) income attributed to
   common shareholders                              $   (656)     $    (33)       $ (6,863)       $     90
                                                  ============= ============= =============== ===============

Weighted average
   common shares outstanding                           9,239         7,119           9,111           6,763

Earnings per common share - basic:
   Net (loss) income                                $  (0.04)     $   0.03        $  (0.70)       $   0.09
   (Loss) income attributed to
     common shareholders                               (0.06)        (0.01)          (0.75)           0.01

Earnings per common share - diluted:
   Net (loss) income                                   (0.04)         0.02           (0.70)           0.07
   (Loss) income attributed to
     common shareholders                               (0.06)        (0.01)          (0.75)           0.01

Dividends declared per common share                     0.25          0.25            0.50            0.50


See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity - Unaudited
(all amounts in thousands)

                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance December 31, 2004        909     $ 10,000       8,653       $ 87     $ 103,221      $ (50,311)     $ 62,996
Common stock issued                -            -         580          6         8,596              -         8,602
Dividends paid - preferred         -            -           -          -             -           (250)         (250)
Dividends paid - common            -            -           -          -             -         (2,272)       (2,272)
Net loss                           -            -           -          -             -         (5,957)       (5,957)
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2005           909       10,000       9,233         92       111,817        (58,790)       63,120
Common stock issued                -            -          12          -           194              -           194
Dividends paid - preferred         -            -           -          -             -           (250)         (250)
Dividends paid - common            -            -           -          -             -         (2,308)       (2,308)
Net loss                           -            -           -          -             -           (406)         (406)
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2005            909     $ 10,000       9,245       $ 92     $ 112,012      $ (61,754)     $ 60,350
                             ========= ============ =========== ========== ============= =============== ============


See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited
(all amounts in thousands)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2005             2004
                                                                          ----------------- ----------------
Operating activities:
Apartment rental receipts, net                                                   $ 31,356          $ 20,523
Restaurant rental receipts                                                          1,915             1,915
Management fee receipts                                                               127               427
Interest and other income receipts                                                    269               135
Operating and administrative expense payments                                     (15,812)          (10,636)
Interest payments                                                                 (10,806)           (6,641)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                           7,048             5,723

Investing activities:
Acquisitions of apartment properties                                              (35,658)          (19,513)
Acquisition of Boddie Investment Company, net of cash included in
   accounts of consolidated limited partnerships                                      193                 -
Additions to apartment properties, net                                             (4,097)           (1,543)
Net release (funding) of lender reserves                                               (2)               35
                                                                          ----------------- ----------------
Net cash used in investing activities                                             (39,564)          (21,021)

Financing activities:
Net proceeds from issuance of common stock                                          1,082            13,401
Distributions to minority partners in consolidated limited partnerships            (7,621)                -
Distributions to operating partnership minority unitholders                          (916)             (921)
Dividends paid to preferred shareholder                                              (500)             (500)
Dividends paid to common shareholders                                              (4,580)           (3,251)
Proceeds from notes payable                                                        94,938            59,156
Principal payments on notes payable                                               (46,908)          (47,590)
Payment of deferred financing costs                                                  (962)             (565)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                          34,532            19,730
                                                                          ----------------- ----------------

Net increase in cash and cash equivalents                                           2,016             4,432
Cash and cash equivalents at beginning of period                                      517               564
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                       $  2,533          $  4,996
                                                                          ================= ================

                                                                  (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited - continued
(all amounts in thousands)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2005             2004
                                                                          ----------------- ----------------
Reconciliation of net (loss) income to
   net cash provided by operating activities:
Net (loss) income                                                               $  (6,363)       $      590
Amortization of intangible for in-place leases at acquisitions                         74                 -
Equity in income of unconsolidated limited partnership                                  -                 -
Amortization of deferred interest defeasance                                          (77)             (105)
Depreciation and amortization of deferred loan costs                                7,902             5,385
Write off of unamortized loan costs at debt refinancing                               223                 -
Deficit distributions to minority partners in
   consolidated limited partnerships                                                7,621                 -
Minority interest in consolidated limited partnerships                                (76)                -
Minority interest in operating partnership                                         (1,463)               27
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                               (2,931)           (1,796)
   Accounts payable and accrued expenses                                            2,396             1,746
   Deferred revenue, prepaid rent and security deposits                              (259)             (124)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       $   7,048         $   5,723
                                                                          ================= ================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2005
(Unaudited)

Note 1.  Interim financial statements

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of BNP Residential Properties, Inc. for the year ended December 31, 2004. You should read these financial statements in conjunction with our 2004 Annual Report on Form 10-K. When we use the terms "company," "we," "us," or "our," we mean BNP Residential Properties, Inc. and all entities included in our consolidated financial statements. We believe that we have included all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the three and six months ending June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

FIN 46, as modified, requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a "variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the "primary beneficiary." Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

Accounting for general partner interests in limited partnerships
As managing general partner in three real estate limited partnerships, we have the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements. However, under the guidance of the AICPA's Statement of Position 78-9 ("SOP 78-9"), we do not "control" the respective limited partnerships if the limited partners have significant rights, such as the right to replace the general partner and the right to approve the sale or refinancing of the assets of the respective partnership in accordance with the partnership agreement. In acting as the general partner in these limited partnerships, we are committed to providing additional levels of funding to meet partnership operating deficits as may be needed.

If we, as general partner, control a partnership that is not a VIE, generally accepted accounting principles require that we consolidate the partnership in our financial statements. Upon consolidation, we initially record our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value, and subsequently account for the partnership based on our prorata interest; the non-controlling interests are reflected in our financial statements at their historical costs.

Acquisition of interests in limited partnerships
Effective January 26, 2005, we acquired Boddie Investment Company ("BIC") in exchange for shares of our common stock valued at $8.2 million. As a result of this acquisition, in addition to other significant assets, we acquired certain economic interests in the following limited partnerships:

o Marina Shores Associates One, Limited Partnership - 50% interest as general partner
o The Villages of Chapel Hill Limited Partnership - 1% interest as general partner
o The Villages of Chapel Hill - Phase 5 Limited Partnership - 1% interest as general partner

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

We determined that the Marina Shores Associates One, Limited Partnership ("Marina Shores Partnership") is not a VIE. However, under the terms of the partnership agreement for the Marina Shores Partnership, the general partner controls the activities of the partnership; we have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005. The initial inclusion of the Marina Shores Partnership in our consolidated financial statements resulted in an increase in real estate investments of $26.3 million, an increase in net operating assets of $1.0 million and an increase in deed of trust notes payable of approximately $21.4 million. Our initial net investment in this limited partnership was $5.9 million.

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

We determined that The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership") is not a VIE. Following guidance in SOP 78-9, under the terms of the partnership agreement for the Villages - Phase 5 Partnership, the limited partners have certain voting rights that preclude control by the general partner. We have therefore accounted for our investment in this partnership by applying the equity method. Our initial investment in the Villages - Phase 5 Partnership was approximately $7,000, and we include this investment in "other assets" on our balance sheet.

In late June 2005, the FASB ratified its Emerging Issues Task Force consensus in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"). This guidance states that the general partner in a limited partnership is presumed to control that limited partnership, with very limited exceptions. We have not yet made a final determination as to how the provisions of Issue 04-5 impact our accounting treatment for our interest in the Villages - Phase 5 Partnership. If applicable, we may be required to consolidate the accounts of the Villages - Phase 5 Partnership beginning no later than January 1, 2006; however, we do not expect that such a change in accounting treatment would have a material effect on our financial statements.

We reflect the unaffiliated partners' interests in the Marina Shores Partnership and the Villages Partnership as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amounts of the minority interests, we record a charge equal to the amount of such excess distributions as deficit distributions to minority partners. During the first quarter of 2005 we recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $6.8 million. During the second quarter of 2005 we recorded additional charges for deficit distributions to the minority partner totaling $0.8 million. There is no economic effect or cost to the company or the operating partnership for these distributions.

We allocate proportional income and losses of the consolidated limited partnerships to minority partners to the extent of the carrying amount of the minority interest. We record a charge when losses attributable to the limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, even though there is no economic effect or cost to the operating partnership. In our initial consolidation of the Marina Shores Partnership, we reset the noncontrolling limited partner's capital account to $-0-. During the first quarter of 2005, we recorded charges for consolidated limited partnership losses, resulting primarily from depreciation and costs related to refinance of the Marina Shores Partnership's first deed of trust loan, of approximately $621,000 that were not allocated to the minority partner in Marina Shores Partnership because the losses exceeded the carrying amount of the minority interest. During the second quarter of 2005, we reduced these charges by $203,000 for income that would otherwise have been allocated to the limited partner.

Stock-based compensation
The company has one employee Stock Option and Incentive Plan in place. As allowed by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and FAS 123 "Accounting for Stock-Based Compensation," we account for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. All outstanding options were fully vested prior to the end of 2004. If we had applied the fair value recognition provisions of FAS 123 to this significant estimate for stock-based employee compensation, the effect would have been to reduce net income as reported by less than $200 for the six months ended June 30, 2004, with no impact on net income as reported for the six months ended June 30, 2005, and no impact on basic and diluted earnings per share amounts as reported.

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

Note 3.  Apartment property acquisitions

During the first quarter of 2005, we completed the acquisition of a portfolio of four apartment properties from entities associated with Grover F. Shugart, Jr. and/or Brian D. Shugart, which we call the "Shugart Parties." The four properties contain an aggregate of 1,086 apartment units. The aggregate purchase price for the properties totaled $52.1 million (including approximately $0.3 million in net operating assets acquired), paid by the assumption or refinancing of $42.8 million of debt on the properties and issuance of $9.3 million in operating partnership units with an imputed value of $13.50 per unit. Under the terms of the exchange agreements, we issued 689,000 operating partnership units at closing, and will issue an additional 74,000 deferred units in March 2006. The preliminary allocation of the purchase price includes the following significant components:




                                                                                              Value of
                                        Apt.                                                 Operating
              Property                 Units      Contract Price       Debt Assumed        Partnership Units
------------------------------------- --------- ------------------- --------------------  -------------------
                                                     (000's)             (000's)                (000's)
Canterbury Apartments                    630         $ 25,750             $ 22,992             $ 3,070
Laurel Springs Apartments                240           14,610               11,320               3,329
Laurel Springs II Apartments              96            7,090                5,850               1,209
Salem Ridge Apartments                   120            4,360                2,610               1,706

We will operate Laurel Springs and Laurel Springs II Apartments as one community.

During the second quarter of 2005, we completed two additional apartment property acquisitions in separate cash transactions. Both properties are located in the Charleston, South Carolina area.

                                       Apt.
              Property                 Units      Contract Price
------------------------------------- --------- -------------------
                                                     (000's)

Waverly Place Apartments                 240          $13,100
Paces Watch Apartments                   232          $20,450

In addition, during the second quarter of 2005, we acquired approximately 40 acres of undeveloped land adjacent to our Canterbury Apartments property for a contract price of $2.7 million, paid by $0.6 million in cash and the assumption of $2.1 million in debt which bears interest at the lender's prime rate and matures in September 2005.

Note 4.  Financing transactions

Shortly after we acquired BIC (see Note 2 above) in January 2005, we completed the refinancing of debt related to the Marina Shores Partnership. The Marina Shores Partnership issued a $33.9 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Marina Shores Apartments. This loan provides for interest at 5.075% (5.145% effective rate), payable in monthly installments of principal and interest of $184,000 through January 2015, with a balloon payment of $28.2 million in February 2015. The Marina Shores Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million interest and prepayment penalties, then distributed $6.8 million to the minority limited partner and $3.7 million to the operating partnership.

In conjunction with our acquisition of the four apartment properties from the Shugart Parties in March 2005, we assumed the following long-term debt:

o $21.5 million balance, fixed-rate note payable, secured by a mortgage and assignment of rents of Canterbury Apartments. This loan provides for interest at 5.4% (5.48% effective rate), payable in monthly installments of principal and interest of $124,000 through July 2013, with a balloon payment of $18.4 million at maturity in August 2013.

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

In conjunction with our acquisitions during the second quarter of 2005, we issued the following debt:

o $10.2 million fixed-rate note payable, secured by a mortgage and assignment of rents of Waverly Place Apartments. This loan provides for interest at 5.31% (5.38% effective rate), with interest only monthly payments of $46,000 through May 2008. Beginning June 2008, scheduled monthly installments of principal and interest will be $56,000, with a balloon payment of $9.1 million at maturity in June 2015.

o $14.9 million fixed-rate note payable, secured by a mortgage and assignment of rents of Paces Watch Apartments This loan provides for interest at 5.31% (5.38% effective rate), with interest only monthly payments of $67,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $83,000, with a balloon payment of $13.3 million at maturity in June 2015.

Also, during the second quarter of 2005, we issued the following debt in refinancing transactions for two of our apartment properties:

o $15.5 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Chason Ridge Apartments. This loan provides for interest at 5.21% (5.28% effective rate), with interest only monthly payments of $68,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $85,000, with a balloon payment of $13.9 million at maturity in June 2015.

         We applied proceeds of this loan to retire an $11.5 million variable-rate note payable. In conjunction with this retirement, we wrote off $63,000 of unamortized loan costs.

o $7.1 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Harris Hill Apartments. This loan provides for interest at 5.21% (5.28% effective rate), with interest only monthly payments of $31,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $39,000, with a balloon payment of $6.4 million at maturity in June 2015.

         We applied proceeds of this loan to retire an 8.55% fixed-rate note payable with a balance of $5.5 million.

In conjunction with the various acquisition and financing transactions described above, we made net draws on our line of credit secured by Latitudes Apartments totaling $5.0 million. In June 2005, we modified our line of credit secured by our 40 restaurant properties to extend the maturity date to January 2008.

Note 5.  Shareholders' equity

In January 2005, we issued 508,578 shares of our common stock, valued at $8.2 million, in conjunction with the BIC acquisition (see Note 2 above). As part of the acquisition, BIC surrendered, and we cancelled, 72,399 shares of our common stock, valued at $1.2 million.

In February 2005, we issued 12,748 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.2 million. In May 2005, we issued 12,311 shares through this Plan for proceeds of $0.2 million.

In March 2005, we issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $0.7 million.

Also in March 2005, we redeemed operating partnership units from a minority unitholder by issuing 73,333 shares of our common stock on a one-for-one basis.

We calculated basic and diluted earnings per common share using the following amounts (in thousands):


                                                    Three months ended               Six months ended
                                                         June 30                          June 30
                                                   2005            2004            2005            2004
                                              --------------- --------------- --------------- ----------------
                                                  (000's)         (000's)         (000's)         (000's)
Numerators:
Numerator for basic
   earnings per share -
   Net (loss) income                               $  (406)       $    217        $ (6,363)       $    590
   Cumulative preferred dividend                      (250)           (250)           (500)           (500)
                                              --------------- --------------- --------------- ----------------
   (Loss) income attributed to common
     shareholders                                  $  (656)       $    (33)       $ (6,863)       $     90
                                              =============== =============== =============== ================

Numerator for diluted
   earnings per share -
   Net (loss) income                               $  (406)       $    217        $ (6,363)       $    590
   Loss (income) attributed to minority
     interest in operating partnership (1)
                                                         -              (9)              -              27
   Cumulative preferred dividend                      (250)           (250)           (500)           (500)
                                              --------------- --------------- --------------- ----------------
   (Loss) income attributed to common
     shareholders                                  $  (656)       $    (42)       $ (6,863)       $    116
                                              =============== =============== =============== ================




                                                    Three months ended               Six months ended
                                                         June 30                          June 30
                                                   2005            2004            2005            2004
                                              --------------- --------------- --------------- ----------------
                                                  (000's)         (000's)         (000's)         (000's)
Denominators:
Denominator for basic earnings per share -
   weighted average common shares
   outstanding                                       9,239           7,119           9,111           6,763
Effect of dilutive securities:
   Convertible
     operating partnership units (1)                     -           1,850               -           1,846
   Stock options (2)                                     -              24               -              19
                                              --------------- --------------- --------------- ----------------
Denominator for diluted earnings per share
   - adjusted weighted average shares and
   assumed conversions                               9,239           8,994           9,111           8,628
                                              =============== =============== =============== ================

(1) Inclusion of operating partnership units would serve to reduce the net loss per share in calculation of 2005 amounts and have been excluded from the calculation.
(2) We excluded options to purchase 60,000 shares of common stock at $12.25, 120,000 shares of common stock at $13.125, 60,000 shares of common stock at $11.25, and 30,000 shares of common stock at $9.25 from the calculation of diluted earnings per share for the three and six months ended June 30, 2005, because inclusion of these options would serve to reduce the net loss per share. We excluded options to purchase 120,000 shares of common stock at $13.125 from the calculation of diluted earnings per share for the three and six months ended June 30, 2004; the exercise price of these options was greater than the average market price of the common shares for those periods, and the effect would be anti-dilutive.

Note 6.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.25 per common share on July 21, 2005, payable on August 15, 2005, to shareholders of record as of August 1, 2005. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder.

Effective August 1, 2005, the company and four members of senior management agreed to the terms upon which the company will enter into new employment agreements with each of the four officers. These terms provide for cash compensation and other benefits if we terminate them without cause or if a change in control of the company occurs. The Board of Directors also granted restricted stock awards for a total of 200,000 shares of common stock as of August 1, 2005, to the four officers. The shares vest annually at the rate of 10% per year, and carry all rights of ownership, including the receipt of dividends. The full terms of the restricted stock grants will be included in the employment agreements.

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

         Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

o Our markets could suffer unexpected increases in the development of apartment, other rental or competitive housing alternatives;
o our markets could suffer unexpected declines in economic growth or an increase in unemployment rates;
o general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;
o we may not be able to lease or re-lease apartments quickly or on as favorable terms as under existing leases;
o we could incur unexpected costs in performing our third-party apartment property management activities;
o we may have incorrectly assessed the environmental condition of our properties;
o an unexpected increase in interest rates could cause our debt service costs to exceed expectations;
o we may not be able to meet our long-term liquidity requirements on favorable terms; and
o     we could lose the services of key executive officers.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of June 30, 2005, we owned and managed 33 apartment communities containing 8,384 units, including three communities containing 713 units for which we are the general partner of the entities that own the properties. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

         We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the sole general partner and owns a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the operating partnership. We refer to the limited partners of the operating partnership as minority unitholders or as the minority interest in the operating partnership.

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         With good growth and comparisons, we were pleased with the results for the second quarter of 2005. Our focus during the second quarter was on increasing same-unit apartment revenue, which we were able to do with modest success. We entered the quarter with high occupancy at our apartment properties and knew that any increase in revenue would have to come as a result of increases in rental rates, not occupancy. During the quarter, continued strength in single-family home sales, fueled in large part by low home mortgage rates, made it difficult to increase rents as fast as we would have liked. Despite this, however, we were able to increase same-unit apartment rental income by 2.4%, all as the result of increases in rental rates.

         We continue to be optimistic about the outlook for our properties, our markets and the company. We believe we will continue to see a slow strengthening in demand for the type of apartment property we operate and that we are well positioned to take advantage of this trend.

         In January 2005, we acquired the general partner interest in three limited partnerships. The activities of two of these limited partnerships (and the apartment properties owned by those partnerships) are included in our consolidated financial statements as of January 26, 2005. We describe this acquisition in more detail under the heading "Capital Resources" as well as in the notes to our financial statements included in this Current Report on Form 10-Q.

         Effective March 31, 2005, we acquired a portfolio of four apartment properties which we had previously managed under third-party contracts. (We will operate these as three apartment communities.) We subsequently acquired one apartment property effective April 21, 2005, and another property effective May 12, 2005. The activities of these owned properties have been included in our consolidated financial statements as of their respective acquisition dates.

         Results of operations for the second quarter and first six months of 2005, compared to the same periods in 2004, reflect significant growth in our company and increased complexity in our financial reporting. We provide the following supplemental consolidating information, in response to requests from members of the investment community, for use in comparing our operating results for 2005 and 2004:


                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                         (000's)      (000's)      (000's)       (000's)          (000's)
Operating Results - 3 months ended June 30:
Revenues:
Apartment rental income                 $ 17,508    $       -     $  1,830      $ 15,678         $ 10,579
Restaurant rental income                     957            -            -           957              957
Management fee income                         11          (92)           -           103              208
Interest and other income                     26          (44)          11            59              113
                                      ------------- ----------- ------------- -------------    -------------
                                          18,502         (136)       1,841        16,798           11,858
Expenses:
Apartment operations                       6,853          (92)         745         6,200            4,388
Administration expenses                    1,375            -            -         1,375            1,175
Interest and
   prepayment penalties                    5,728          (44)         637         5,135            3,330
Depreciation                               4,157            -          197         3,960            2,690
Amortization of
   deferred loan costs                       117            -           17           100               68
Write-off of unamortized loan costs
   at debt refinance                          63            -            -            63                -
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                           800            -          800             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          19,093         (136)       2,396        16,833           11,650
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income before
   minority interest                        (591)   $       -     $   (555)     $    (35)             208
                                                    =========== ============= =============
Loss (income) attributed to
   minority interests -
 - Consolidated limited partnerships
                                              14                                                        -
 - Operating partnership                     171                                                        9
                                      -------------                                            -------------
Net (loss) income                           (406)                                                     217
Cumulative preferred dividend               (250)                                                    (250)
                                      -------------                                            -------------
(Loss) income attributed to common
   shareholders                        $    (656)                                                $     (33)
                                      =============                                            =============

 (Loss) income before minority
   interest                            $    (591)   $       -     $   (555)     $    (35)        $    208
Cumulative preferred dividend               (250)           -            -          (250)            (250)
Depreciation and amortization of
   real estate assets                      4,231            -          197         4,034            2,690
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                           800            -          800             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           4,190            -          442         3,748            2,648
Minority interest in FFO of
   consolidated limited partnerships
                                            (200)           -         (200)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(3)               $   3,990     $      -     $    242      $  3,748         $  2,648
                                      ============= =========== ============= =============    =============



                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                         (000's)      (000's)      (000's)       (000's)          (000's)
Operating Results - 6 months ended June 30:
Revenues:
Apartment rental income                 $ 31,600    $       -      $ 3,013      $ 28,586         $ 20,632
Restaurant rental income                   1,915            -            -         1,915            1,915
Management fee income                        127         (151)           -           277              405
Interest and other income                    251          (56)           5           302              136
                                      ------------- ----------- ------------- -------------    -------------
                                          33,892         (207)       3,018        31,081           23,089
Expenses:
Apartment operations                      12,296         (151)       1,217        11,230            8,250
Administration expenses                    2,934            -            -         2,934            2,267
Interest and
   prepayment penalties                   10,818          (56)       1,548         9,326            6,570
Depreciation                               7,678            -          543         7,135            5,230
Amortization of
   deferred loan costs                       224            -           29           196              156
Write-off of unamortized loan costs
   at debt refinance                         223            -          160            63                -
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                         7,621            -        7,621             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          41,794         (207)      11,119        30,882           22,472
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income before
   minority interest                      (7,902)   $       -      $(8,100)     $    199              616
                                                    =========== ============= =============
Loss (income) attributed to
   minority interests -
 - Consolidated limited partnerships
                                              76                                                        -
 - Operating partnership                   1,463                                                      (27)
                                      -------------                                            -------------
Net (loss) income                         (6,363)                                                     590
Cumulative preferred dividend               (500)                                                    (500)
                                      -------------                                            -------------
(Loss) income attributed to common
   shareholders                         $ (6,863)                                                $     90
                                      =============                                            =============

 (Loss) income before
   minority interest                    $ (7,902)   $       -      $(8,100)     $    199         $    616
Cumulative preferred dividend               (500)           -            -          (500)            (500)
Depreciation and amortization of
   real estate assets                      7,752            -          543         7,209            5,230
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                         7,621            -        7,621             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           6,971            -           64         6,907            5,346
Minority interest in FFO of
   consolidated limited partnerships
                                             338            -          338             -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(3)                $  7,310    $       -      $   402      $  6,907         $  5,346
                                     ============= =========== ============= =============    =============




                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                         (000's)       (000's)     (000's)       (000's)          (000's)
Balance Sheet at June 30, 2005, compared to December 31, 2004:
Real estate investments                 $484,927      $            $40,004      $444,923         $360,071
                                                            -
Cash and cash equivalents                  2,533            -          696         1,837              517
Prepaid expenses and
   other assets                            8,209       (3,949)       1,141        11,018            4,516
Intangible assets, net                     1,251            -            -         1,251            1,115
Deferred financing costs, net              2,329            -          599         1,730            1,545
                                      ------------- ----------- ------------- -------------    -------------
                                        $499,250      $(3,949)     $42,439      $460,760         $367,764
                                      ============= =========== ============= =============    =============
Deed of trust and
   other notes payable                  $410,480      $(1,914)     $47,625      $364,769         $286,425
Accounts payable and
   accrued expenses                        3,700          (73)         280         3,493              897
Accrued interest                           1,721            -          190         1,531            1,264
Consideration due for acquisitions
                                           1,000            -            -         1,000                -
Deferred revenue and
   security deposits                       2,089            -          133         1,956            1,787
                                      ------------- ----------- ------------- -------------    -------------
                                         418,989       (1,987)      48,228       372,748          290,373
Minority interests -
- Consolidated limited partnerships
                                             274            -          274             -                -
- Operating partnership                   19,637            -            -        19,637           14,394
Shareholders' equity                      60,350       (1,962)      (6,062)       68,375           62,996
                                      ------------- ----------- ------------- -------------    -------------
                                        $499,250      $(3,949)     $42,439      $460,760         $367,764
                                      ============= =========== ============= =============    =============

(1) Effective January 26, 2005, we include the accounts of the Marina Shores Partnership and the Villages Partnership in our consolidated financial statements.
(2) In accordance with generally accepted accounting principles ("GAAP"), deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost to the company or the operating partnership.
(3) See discussion of funds from operations under the caption "Funds from Operations" below in this Item 2.

Revenues

         Total revenues in the second quarter of 2005 were $18.5 million, compared to $11.9 million in the second quarter of 2004. Total revenues in the first six months of 2005 were $33.9 million, compared to $23.1 million in the first six months of 2004. These increases are primarily attributable to increases in apartment rental income.

           Apartment rental income totaled $17.5 million in the second quarter of 2005, an increase of $6.9 million, or 65.5%, compared to the second quarter of 2004. Apartment rental income in the first six months of 2005 totaled $31.6 million, an increase of $11.0 million, or 53.2%, compared to the first six months of 2004. These increases are attributable to:

o Apartment acquisitions in 2004 and 2005 - these ten communities contributed $5.3 million in second quarter 2005 and $7.9 million in the first six months of 2005, compared to $0.4 million in the second quarter and first six months of 2004 (contributed by one community acquired in May 2004).
o Apartment communities that we consolidate effective January 2005 - these two communities contributed $1.8 million in second quarter 2005 and $3.0 million in the first six months of 2005.

         On a "same-units" basis (the 20 apartment communities that we owned as of January 1, 2004), apartment rental income increased by 2.4% in the second quarter and by 2.2% in the first six months of 2005 compared to 2004. These increases are consistent with increases in average revenue per occupied unit, while average economic occupancy for these units varied only slightly from comparable periods in 2004.

         On a same-units basis, apartment NOI (apartment rental income less apartment operating expenses) for the second quarter of 2005 increased by 7.2% compared to the second quarter of 2004. For the first six months of 2005, same-units NOI increased by 4.8% compared to the first six months of 2004.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2005 follow:

                                                            Three months ended           Six months ended
                                                              June 30, 2005               June 30, 2005
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ----------     ----------- -----------
Owned apartment communities:
Same-units communities:
   Abbington Place                                360           95.8%      $ 781           94.4%        $784
   Allerton Place                                 228           94.5%        797           94.6%         795
   Barrington Place                               348           94.5%        767           93.4%         765
   Brookford Place                                108           95.4%        677           96.5%         679
   Chason Ridge                                   252           91.9%        797           92.1%         789
   The Harrington                                 288           90.1%        787           92.5%         770
   Harris Hill                                    184           94.6%        639           95.7%         636
   Latitudes                                      448           96.0%        976           96.5%         970
   Madison Hall                                   128           97.3%        590           95.8%         596
   Marina Shores Waterfront                       290           94.5%        847           94.3%         821
   Oakbrook                                       162           96.3%        723           95.2%         721
   Oak Hollow                                     461           97.5%        611           96.4%         610
   Paces Commons                                  336           94.9%        649           95.5%         649
   Paces Village                                  198           98.0%        674           96.7%         672
   Pepperstone                                    108           97.7%        686           98.0%         685
   Savannah Place                                 172           94.5%        724           95.0%         723
   Summerlyn Place                                140           96.6%        828           94.5%         818
   The Place                                      144           94.1%        561           94.5%         565
   Waterford Place                                240           95.6%        888           93.5%         902
   Woods Edge                                     264           95.9%        683           95.0%         681


                                                            Three months ended           Six months ended
                                                              June 30, 2005               June 30, 2005
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ----------     ----------- -----------
Acquired in 2004:
   Carriage Club                                  268           95.8%        751           95.1%         746
   Fairington                                     250           95.4%        724           96.0%         720
   Savannah Shores                                198           96.4%        804           94.3%         799
   Bridges at Southpoint                          192           95.6%        699           95.8%         699
   Bridges at Wind River                          346           95.5%        801           93.1%         794

Acquired in 2005:
   Canterbury (3/31/05)                           630           97.7%        607           97.7%         607
   Laurel Springs (3/31/05)                       336           95.3%        689           95.3%         689
   Paces Watch (5/12/05)                          232           97.0%        813           97.0%         813
   Salem Ridge (3/31/05)                          120           97.7%        531           97.7%         531
   Waverly Place (4/21/05)                        240           93.6%        670           93.6%         670

All apartments
   - 2005                                       7,671           95.5%        732           94.9%         739
   - 2004                                       5,205           95.0%        735           95.0%         731

Same units                                      4,859
   - 2005                                                       95.2%        750           94.9%         747
   - 2004                                                       95.1%        732           95.0%         730

Consolidated limited partnerships:
Marina Shores(1)                                  392           97.2%      1,160           95.6%       1,151
Villages of Chapel Hill(1)                        264           92.7%        678           94.3%         681

Unconsolidated limited partnerships:
Villages - Phase 5(2)                              57           95.9%        780           97.1%         781

(1) We include the activities of these communities in our consolidated financial statements effective January 26, 2005.
(2) We acquired a 1% interest as general partner in this partnership effective January 26, 2005.

         Restaurant rental income was $957,000 in second quarter, and $1.9 million through the first six months of both 2005 and 2004. We received the minimum rent specified in the lease agreement in the first two quarters of both 2005 and 2004. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

         Management fee income totaled $11,000 in the second quarter of 2005, compared to $208,000 in the second quarter of 2004. Management fee income totaled $127,000 in the first six months of 2005, compared to $405,000 in the first six months of 2004. These decreases are attributable to the elimination of management fees for Marina Shores and Villages of Chapel Hill with consolidation of these properties effective January 2005 and our acquisition of four managed properties effective March 31, 2005. Going forward, we expect that management fees will be insignificant.

Expenses

         Total expenses were $19.1 million in the second quarter of 2005, compared to $11.6 million in the second quarter of 2004. Total expenses were $41.8 million in the first six months of 2005, compared to $22.5 million in the first six months of 2004. These increases are primarily attributable to growth in the size of our apartment operations, along with charges for deficit distributions to a minority partner.

         We reflect the unaffiliated partners' interests in Marina Shores Associates One Limited Partnership ("Marina Shores Partnership") and The Villages of Chapel Hill Limited Partnership ("Villages Partnership") as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost to the operating partnership. We report this charge in our consolidated statements of operations as deficit distributions to minority partners. We recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $6.8 million in the first quarter and $0.8 million in the second quarter of 2005.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) totaled $6.9 million in the second quarter of 2005, an increase of $2.5 million, or 56.2%, compared to the second quarter of 2004. Apartment operations expense in the first six months of 2005 totaled $12.3 million, an increase of $4.0 million, or 49.0%, compared to the first six months of 2004. These increases are primarily attributable to:

o Apartment acquisitions in 2004 and 2005 - apartment operations expense for these ten communities was $2.1 million in second quarter 2005 and $3.3 million in the first six months of 2005, compared to $0.1 million in the second quarter and first six months of 2004 (contributed by one community acquired in May 2004).
o Apartment communities that we consolidate effective January 2005 - apartment operations expense for these two communities was $0.7 million in second quarter 2005 and $1.1 million in the first six months of 2005.

On a same-units basis, apartment operations expense declined by 4.2% in the second quarter and 1.8% in the first six months of 2005 compared to 2004, due primarily to reductions in compensation and property insurance costs.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration costs (the costs associated with oversight, accounting and support of our apartment management activities) totaled $0.7 million in the second quarter of 2005, a 20.2% increase compared to the second quarter of 2004. Apartment administration costs totaled $1.4 million in the first six months of 2005, a 35.7% increase compared to the first six months of 2004. These increases are primarily attributable to additional corporate support staff.

         Corporate administration expense totaled $0.6 million in the second quarter of 2005, an increase of 13.5% compared to the second quarter of 2004. Corporate administration costs totaled $1.5 million in the first six months of 2005, an increase of 24.0% compared to the first six months of 2004. These increases are primarily attributable to a $0.2 million increase in professional fees associated with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and late audit fee billings.

         Depreciation expense totaled $4.2 million in the second quarter of 2005, an increase of $1.5 million, or 54.5%, compared to the second quarter of 2004. Depreciation expense totaled $7.7 million in the first six months of 2005, an increase of $2.4 million, or 46.8%, compared to the first six months of 2004. These increases are primarily attributable to acquisitions of apartment communities ($2.0 million in the first six months of 2005), along with depreciation expense for the two apartment communities that we consolidate effective January 2005, which totaled $0.5 million in the first six months of 2005.

         Interest expense totaled $5.7 million in the second quarter of 2005, an increase of $2.4 million, or 72.0%, compared to the second quarter of 2004. Interest expense (including $0.5 million in prepayment penalties paid by Marina Shores) totaled $10.8 million in the first six months of 2005, an increase of $4.2 million, or 64.7%, compared to the first six months of 2004. This increase is primarily attributable to new debt issued in conjunction with acquisitions of apartment properties during 2004 and 2005, along with the impact of consolidating Marina Shores and Villages of Chapel Hill effective January 2005. Overall, weighted average interest rates were 5.8% for the second quarter and first six months of 2005, compared to 5.7% for the second quarter and first six months of 2004, reflecting the impact of steady increases in variable interest rates over the last twelve months.

Net Income

         Consolidated earnings before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance) and before the $0.8 charge for deficit distributions to a minority partner (which has no economic effect or cost to the operating partnership) totaled $4.5 million, an increase of $1.6 million, or 53.3%, compared to the second quarter of 2004. Consolidated earnings before non-cash charges and before the $7.6 million charge for deficit distributions to a minority partner in the first six months of 2005 totaled $7.8 million, a $1.8 million, or 30.7%, increase compared to the first six months of 2004. These increases reflect the positive impact of new apartment communities and improvements in apartment revenues, offset by a $0.5 million charge for prepayment penalties paid at loan refinance by a consolidated limited partnership during the first quarter of 2005.

         On a consolidated basis, before minority interests in the consolidated limited partnerships and the minority interest in the operating partnership, the net loss for the second quarter of 2005 totaled $0.6 million, compared to $0.2 million in income before minority interests in the second quarter of 2004. The net loss before minority interests in the first six months of 2005 totaled $7.9 million, compared to $0.6 million in income before minority interest in the first six months of 2004. The 2005 losses again reflect the impact of charges for deficit distributions to a minority partner ($0.8 million in the second quarter and $7.6 million in the first six months), a first quarter 2005 charge of $0.5 million for penalties paid at loan refinance by a consolidated limited partnership, along with additional $0.2 million charges to write off unamortized loan costs at refinance.

         We allocate proportional income and losses of the consolidated limited partnerships to minority partners to the extent of the carrying amount of the minority interest. We record a charge when losses attributable to the consolidated limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, even though there is no economic effect or cost to the operating partnership. During the first quarter of 2005 we recorded charges for consolidated limited partnership losses, resulting primarily from depreciation and costs related to refinance of the Partnership's first deed of trust loan, of approximately $621,000 that were not allocated to the minority partner in Marina Shores Partnership because the losses exceeded the carrying amount of the minority interest. During the second quarter of 2005, we reduced these charges by $203,000 for income that would otherwise have been allocated to the limited partner.

         Minority interests in the Villages Partnership and the operating partnership absorbed $0.2 million in the second quarter of 2005, and $1.5 million in the first six months, of the consolidated losses. After allocating those losses to minority interests, the net loss was $0.4 million in the second quarter of 2005 and $6.4 million in the first six months of 2005.

         Because the preferred shareholder has priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to the preferred shareholder in calculating net income available to common shareholders. After deducting $250,000 for the cumulative preferred dividend in each of the first two quarters of both 2005 and 2004, the net loss attributed to common shareholders was $0.7 million for the second quarter and $6.9 million for the first six months of 2005, compared to essentially break-even amounts for the second quarter and first six months of 2004.

Funds from Operations

         Funds from operations is frequently referred to as "FFO." FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Our calculation of FFO is consistent with FFO as defined by NAREIT. Because we hold all of our assets in and conduct all of our operations through the operating partnership, we measure FFO at the operating partnership level (i.e., after deducting the minority interests in FFO of the consolidated limited partnerships, but before deducting the minority interest in the operating partnership).

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

         Funds available for distribution is frequently referred to as "FAD." We define FAD as FFO plus non-cash expense for amortization and write-off of unamortized loan costs, plus (less) gains (losses) from sales of property, less recurring capital expenditures. We believe that, together with net income and cash flows from operating activities, FAD provides investors with an additional measure to evaluate the ability of the operating partnership to incur and service debt, to fund acquisitions and other capital expenditures, and to fund distributions to shareholders and minority unitholders.

         Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by generally accepted accounting principles. Nor do FFO or FAD measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to shareholders and unitholders. You should not consider FFO or FAD to be alternatives to net income as reliable measures of the company's operating performance; nor should you consider FFO or FAD to be alternatives to cash flows from operating, investing or financing activities (as defined by generally accepted accounting principles) as measures of liquidity. Further, FFO and FAD as disclosed by other REITs might not be comparable to our calculation of FFO or FAD.

         Funds from operations totaled $4.0 million in the second quarter of 2005, an increase of 50.7% compared to the second quarter of 2004. Funds from operations in the first six months of 2005 totaled $7.3 million, an increase of 36.7% compared to the first six months of 2004. These comparisons reflect the positive impact of apartment additions and the improvement in apartment operating results.

         We calculated FFO of the operating partnership as follows:

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
(Loss) income before
  minority interest                             $   (591)       $    208        $ (7,902)       $    616
Less cumulative preferred dividend                  (250)           (250)           (500)           (500)
Add amortization of
  in-place lease intangibles                          74               -              74               -
Add depreciation                                   4,157           2,690           7,678           5,230
Add deficit distributions to minority
  partners of consolidated limited
  partnerships(1)                                    800               -           7,621               -
Less minority interest in FFO of
  consolidated limited partnerships                 (200)              -             338               -
                                             --------------- --------------- --------------- ---------------
Funds from operations                           $  3,990        $  2,648        $  7,310        $  5,346
                                             =============== =============== =============== ===============

(1) In accordance with GAAP, deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost to the operating partnership.

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

         A reconciliation of net cash provided by operating activities (as defined by generally accepted accounting principles and reflected in our consolidated statements of cash flows) to FAD follows:


                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by
  operating activities                           $ 4,371         $ 2,325         $ 7,048         $ 5,723
Less recurring capital expenditures                 (844)           (626)         (1,302)           (901)
Less cumulative preferred dividend                  (250)           (250)           (500)           (500)
Add (less) change in
  net operating assets and liabilities               204             614             794             174
Add amortization of deferred interest
  defeasance                                          46              26              77             105
Add (less) minority interest in
  consolidated limited partnerships' share
  of reconciling items                              (162)              -             221               -
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                 $ 3,364         $ 2,089         $ 6,338         $ 4,600
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by (used in):
  Operating activities                          $  4,371        $  2,325        $  7,048        $  5,723
  Investing activities                           (37,717)        (20,510)        (39,564)        (21,021)
  Financing activities                            33,296          21,988          34,532          19,730

Dividends and distributions paid to:
  Preferred shareholders                        $    250        $    250        $    500        $    500
  Common shareholders                              2,308           1,775           4,580           3,251
  Minority partners in consolidated
     limited partnerships                            800               -           7,621               -
  Minority unitholders in operating
     partnership                                     450             460             916             921

Scheduled debt principal payments                    577             297           1,020             614
Non-recurring capital expenditures                 1,962             359           2,795             642



                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Weighted average shares outstanding
  Preferred shares                                   909             909             909             909
  Common shares                                    9,239           7,119           9,111           6,763
Weighted average operating partnership
  minority units outstanding
                                                   2,408           1,850           2,141           1,846

Capital Resources and Liquidity

Capital Resources

         We completed a number of significant investing and financing transactions during the second quarter and first six months of 2005.

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

         A summary of assets acquired in the BIC acquisition, along with our preliminary allocation of costs assigned to those assets, follows (amounts in thousands):

 Investments in limited partnerships:
   Marina Shores Associates One, Limited Partnership                    $5,940
   The Villages of Chapel Hill Limited Partnership                           2
   The Villages of Chapel Hill - Phase 5 Limited Partnership                 7
 BNP common stock held by BIC (which we immediately retired)             1,166
 Receivables from the Villages Partnership for general partners'
 advances and accrued interest thereon                                   1,220
                                                                   -------------
                                                                        $8,335
                                                                   =============

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

 Increase in real estate investments - 392 apartment units       $26,254
 Increase in cash and cash equivalents                               252
 Increase in other assets                                          1,251
                                                             -----------------
                                                                  27,757

 Increase in long-term debt                                       20,745
 Increase in other liabilities                                     1,072
                                                             -----------------
                                                                  21,817
                                                             -----------------
 Increase in net assets                                          $ 5,940
                                                             =================

         Very shortly after our acquisition of BIC, the Marina Shores Partnership completed a refinancing of its long-term debt. The Marina Shores Partnership issued a $33.9 million fixed-rate note payable. This 10-year loan provides for interest at an effective rate of 5.1%. The Marina Shores Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million interest and prepayment penalties, then distributed $6.8 million to its limited partner and $3.7 million to the operating partnership. During the second quarter of 2005, the Marina Shores Partnership made additional distributions of $0.8 million to its limited partner and $0.3 million to the operating partnership.

         Prior to consolidation in our financial statements, the fair value of the real estate held by the Marina Shores Partnership significantly exceeded its depreciated net book value because the underlying real estate had appreciated significantly since the Marina Shores Partnership's original formation in the late 1980s. In our initial consolidation of this partnership, we reset the noncontrolling limited partner's capital account to $-0-. Distributions to the limited partner subsequent to inclusion of the Marina Shores Partnership in our consolidated financial statements are, and will generally be, reflected as charges against income in our consolidated financial statements as "deficit distributions to minority partners."

         In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). Deficit distributions to minority partners represent, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a cost related to the non-controlling partner's share of real estate appreciation. We record these charges for GAAP purposes even though there is no economic effect or cost to the company or the operating partnership.

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

  Increase in real estate investments - 264 apartment units         $14,188
  Increase in cash and cash equivalents                                  87
  Increase in other assets                                              318
                                                              ------------------
                                                                     14,594

  Increase in long-term debt - first deed of trust                   12,094
  Increase in subordinated long-term debt to BNP*                     1,888
  Increase in other liabilities                                         260
  Minority interest in consolidated limited partnerships                350
                                                              ------------------
                                                                     14,592
                                                              ------------------
  Increase in net assets                                            $     2
                                                              ==================

         *The subordinated long-term debt to BNP is eliminated in consolidation against related receivable balances.

BIC Acquisition - The Villages of Chapel Hill - Phase 5 Limited Partnership

         We acquired a 1% general partner interest in The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership"). Under the terms of the partnership agreement for the Villages - Phase 5 Partnership and consistent with GAAP in place in January 2005, the limited partners have certain voting rights that preclude control by the general partner. We have therefore accounted for our investment in this partnership by applying the equity method. Our initial investment in the Villages - Phase 5 Partnership was $7,000, and we include this amount in "other assets" on our consolidated balance sheet.

         In late June 2005, the FASB ratified its Emerging Issues Task Force consensus in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights" ("Issue 04-5"). This new guidance states that the general partner in a limited partnership is presumed to control that limited partnership, with very limited exceptions. We have not yet made a final determination as to how the provisions of this new guidance will impact our accounting treatment for our interest in the Villages - Phase 5 Partnership. We may be required to consolidate the accounts of the Villages - Phase 5 Partnership beginning no later than January 1, 2006; however, we do not expect that such a change in accounting treatment would have a material effect on our financial statements.

Acquisition of Shugart Properties

         On March 31, 2005, we completed the acquisition of a portfolio of four apartment properties from entities that we call the "Shugart Parties." The aggregate purchase price for the properties totaled $52.1 million, including approximately $0.3 million in net operating assets, paid through assumption or refinancing of $42.8 million of debt on the properties and $9.3 million paid in operating partnership units with an imputed value of $13.50 per unit. Under the terms of the exchange agreements, we issued 689,000 operating partnership units at closing, and will issue an additional 74,000 deferred units in March 2006. The preliminary allocation of the purchase price includes the following significant components:

                                                                                              Value of
                                       Apt.                                                  Operating
              Property                 Units      Contract Price       Debt Assumed       Partnership Units
------------------------------------- --------- ------------------- -------------------- -------------------
                                                      (000's)             (000's)             (000's)
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

         Immediately upon completion of this acquisition, we retired a $1.5 million variable rate note related to Canterbury Apartments. The remaining assumed debt includes three fixed-rate notes totaling $35.4 million at interest rates ranging from 5.0% to 6.8% and a $5.9 million variable-rate note with interest at 30-day LIBOR plus 1.9%. We have included a more detailed description of these notes payable in Note 4 of our financial statements in this Current Report on Form 10-Q.

Other acquisitions

         During the second quarter of 2005, we completed two additional apartment property acquisitions in separate cash transactions. Both properties are located in the Charleston, South Carolina, area.

                                        Apt.
              Property                 Units      Contract Price
------------------------------------- --------- -------------------
                                                     (000's)

Waverly Place Apartments                 240          $13,100
Paces Watch Apartments                   232          $20,450

         In conjunction with these acquisitions, we issued two fixed-rate notes payable totaling $25.0 million. Both notes provide for interest at 5.31% (5.38% effective rate), interest-only payments through mid-2008, and then amortizing payments through mid-2015. A more detailed description of these notes payable is included in Note 4 of our financial statements in this Current Report on Form 10-Q.

         In addition, during the second quarter of 2005, we acquired approximately 40 acres of undeveloped land adjacent to our Canterbury Apartments property for a contract price of $2.7 million, paid by $0.6 million in cash and the assumption of $2.1 million in debt, which bears interest at the lender's prime rate and matures in September 2005.

Debt refinancing transactions

         During the second quarter of 2005, in conjunction with refinancing of existing debt, we issued two fixed-rate notes payable totaling $22.6 million. The new notes provide for interest at 5.21% (5.28% effective rate), interest-only payments through mid-2008, and then amortizing payments through mid-2015. We applied proceeds of these notes to retire an $11.5 million variable-rate note payable, to retire a $5.5 million 8.55% fixed-rate note payable, and to reduce the outstanding balance on our line of credit. A more detailed description of these transactions is included in Note 4 of our financial statements in this Current Report on Form 10-Q.


Other equity transactions

         During the first and second quarters of 2005, we also:

o Issued 25,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.4 million;
o Issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $0.7 million; and
o Issued 73,000 shares of our common stock to redeem the same number of operating partnership units from a minority unitholder.

         At June 30, 2005, we had 9.2 million common shares and 0.9 million preferred shares outstanding. In addition, there were 2.4 million operating partnership minority common units outstanding.

         Subsequent to the end of the second quarter of 2005, as of August 1, 2005, the Board of Directors granted restricted stock awards for a total of 200,000 shares of common stock to four members of the company's senior management. The shares vest annually at the rate of 10% per year, and carry all rights of ownership, including the receipt of dividends.

Cash Flows and Liquidity

         Net cash flows from operating activities were $4.4 million in the second quarter of 2005, compared to $2.3 million in the second quarter of 2004. Net cash flows from operating activities were $7.0 million in the first six months of 2005, compared to $5.7 million in the first six months of 2004. The amounts for 2005 include a $0.5 million prepayment penalty paid by the Marina Shores Partnership in conjunction with refinance of its long-term debt in first quarter. The increases in comparative amounts reflect the growth in size of our apartment operations.

         Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share (approximately $2.4 million) on August 15, 2005, to shareholders of record of our common stock as of August 1, 2005, as well as $250,000 of dividends to the preferred shareholder.

         We generally expect to meet our short-term liquidity requirements through net cash provided by operations and utilization of credit facilities. We believe that net cash provided by operations is, and will continue to be, adequate to meet the REIT operating requirements in both the short term and the long term. We anticipate funding our future acquisition activities primarily by using short-term credit facilities as an interim measure, to be replaced by funds from equity offerings, long-term debt or joint venture investments. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities. We believe we have sufficient resources to meet our short-term liquidity requirements.

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

         FIN 46, as modified, requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a "variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the "primary beneficiary." Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

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

Accounting for general partner interests in limited partnerships

         As managing general partner in three real estate limited partnerships, we have the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements. However, following guidance in SOP 78-9, we do not "control" the respective limited partnerships if the limited partners have significant rights, such as the right to replace the general partner and the right to approve the sale or refinancing of the assets of the respective partnership in accordance with the partnership agreement. In acting as the general partner in these limited partnerships, we are committed to providing additional levels of funding to meet partnership operating deficits as may be needed.

         If we, as general partner, control a partnership that is not considered a VIE, generally accepted accounting principles require that the partnership be consolidated in our financial statements. Upon consolidation, we initially record our interest in the partnership's assets and liabilities at the lower of our cost or fair value, and subsequently account for the partnership based on our percentage interest; the non-controlling interests are reflected in our financial statements at their historical costs.

         We determined that the Marina Shores Partnership is not a VIE. However, under the terms of the partnership agreement for the Marina Shores Partnership, the general partner controls the activities of partnership; we have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005.

          We determined that the Villages - Phase 5 Partnership is not a VIE. Under the terms of the partnership agreement for the Villages - Phase 5 Partnership, the limited partners have certain voting rights that preclude control by the general partner under guidance in SOP 78-9. We have accounted for our investment in this partnership in January 2005 by applying the equity method. (See Note 2 to our financial statements included in this Current Report on Form 10-Q. Under recently issued guidance in EITF Issue 04-5, we may be required to consolidate these accounts in the near future; however, we do not expect that such a change in accounting treatment will have a material effect on our financial statements.)

Purchase price allocation for apartment community acquisitions

         In connection with the acquisition of an apartment community, we perform a valuation and allocation to each asset and liability in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired includes both tangible and intangible assets. Significant tangible asset values include real estate investments which are subsequently depreciated over their estimated useful lives. We include intangible asset values, consisting of at-market, in-place leases, in intangible assets and amortize these amounts over the remaining lease terms. In general, the average remaining life of in-place leases at acquisition date ranged from five to nine months, and intangible assets represented approximately 0.1% to 0.3% of contract prices.

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

         Capital expenditures at our owned apartment communities during the first six months of 2005 totaled $4.4 million, including $0.9 million for acquisition improvements, $2.3 million for additions and betterments, and $1.2 million for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during the first six months of 2005 totaled $4.1 million, including $1.5 million in compensation of service staff and $2.6 million in payments for material and contracted services.

         A summary of capital expenditures at our owned apartment communities through June 30, 2005, in aggregate and per apartment unit, follows:

                                                                          Total               Per unit
                                                                   --------------------- --------------------
                                                                         (000's)
Recurring capital expenditures:
   Floor coverings                                                         $   544                 $  80
   Appliances/HVAC                                                             234                    35
   Computer/support equipment                                                    8                     1
   Other                                                                       422                    62
                                                                   --------------------- --------------------
                                                                           $ 1,208                 $ 178
                                                                   ===================== ====================

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties                        $   843
   Casualty replacements                                                       670
   Additions and betterments at apartment properties                         1,611
   Computer/support equipment                                                   45
                                                                   ---------------------
                                                                           $ 3,169
                                                                   =====================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We completed a number of significant acquisition and financing transactions during the first six months of 2005.

         As of June 30, 2005, long-term debt, on a consolidated basis, totaled $410.5 million, including $338.3 million of notes payable at fixed rates ranging from 5.0% to 7.1%, and $72.2 million at variable rates indexed primarily on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.8% at June 30, 2005, compared to 5.9% at December 31, 2004. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $0.7 million.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of June 30, 2005 (all amounts in thousands).

                                                        Expected maturity dates
                             2005        2006        2007        2008        2009       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes           $ 1,323     $ 2,884     $50,890     $42,793     $32,137    $208,254    $338,281
   Average interest rate       5.3%        5.3%        6.9%        6.5%        5.2%        5.8%        6.0%

Variable rate notes        $   200     $ 6,064     $28,231     $15,979     $21,725           -    $ 72,199
   Average interest rate       5.0%        5.1%        5.0%        5.0%        5.0%          -         5.0%


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

         Based on our most recent evaluation, which was completed as of the end of the second quarter of 2005, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on May 19, 2005. Of the 9,232,501 shares of common stock issued, outstanding, and entitled to vote at this meeting, 7,802,200, or 84.51%, were present in person or by proxy. The following proposals were approved:


                                                                                  Withheld/       Broker
                                                      For          Against        Abstained      Non-votes
                                                 -------------- --------------- -------------- --------------
Election of directors -
-Election of directors to serve until the 2008 annual meeting:
     D. Scott Wilkerson                            6,287,674             -0-      1,514,526             -0-
     Paul G. Chrysson                              6,279,573             -0-      1,522,627             -0-

-Election of a Series B director to serve
     until the 2006 annual meeting:
     Peter J. Weidhorn (elected by the holders
     of Series B Cumulative Preferred Stock)
                                                     909,090             -0-             -0-            -0-

Amendment to the Amended and Restated 1994
     Stock Option and Incentive Plan
                                                   3,733,022      1,990,173          29,096      2,049,908

         Other directors, whose terms of office as directors continue after the meeting, are as follows:

Serving until the 2006 annual meeting:
     W. Michael Gilley Serving until the 2007 annual meeting:
     Philip S. Payne
     Stephen R. Blank

Item 5.  Other Information

Re-appointment of officers

         The Board of Directors re-appointed the following executive officers effective May 19, 2005:

Philip S. Payne       Chairman, Chief Financial Officer, and Assistant Secretary
D. Scott Wilkerson    President and Chief Executive Officer
Pamela B. Bruno       Vice President, Treasurer, Chief Accounting Officer, and
                      Assistant Secretary
Eric S. Rohm          Vice President, Secretary, and General Counsel

         Effective as of August 1, 2005, Philip S. Payne resigned as chief financial officer of the company. Mr. Payne remains as chairman of the board of directors, which is an executive officer position with the company, and will continue to lead the development of corporate strategy and capital markets activities at the Company. Also effective as of August 1, 2005, the board of directors appointed Pamela B. Bruno as the company's chief financial officer.

Item 6.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

    10.1* Amended and Restated 1994 Stock Option and Incentive Plan, as amended May 19, 2005 (filed as Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated May 19, 2005, and incorporated herein by reference)
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
    32.1      Section 1350 Certification by Chief Executive Officer
    32.2      Section 1350 Certification by Chief Financial Officer

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

                              BNP RESIDENTIAL PROPERTIES, INC.
                              (Registrant)




August 5, 2005                     /s/ Philip S. Payne
                              ---------------------------------------
                              Philip S. Payne
                              Chairman



August 5, 2005                     /s/ Pamela B. Bruno
                              ---------------------------------------
                              Pamela B. Bruno
                              Vice President, Treasurer and
                              Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
    10.1*     Amended and Restated 1994 Stock Option and Incentive Plan, as amended May 19, 2005        -
              (filed as Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form
              8-K dated May 19, 2005, and incorporated herein by reference)
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer                         41
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer                         42
    32.1      Section 1350 Certification by Chief Executive Officer                                     43
    32.2      Section 1350 Certification by Chief Financial Officer                                     44

* Incorporated herein by reference