Form 10-Q
period 2005-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2005-11-07
CIK 812150

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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
         - -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2005 (the latest practicable date).

Common Stock, $.01 par value                    9,458,071
----------------------------                    -----------------------
(Class)                                         (Number of shares)


                                                        Exhibit index:  page 49

                                TABLE OF CONTENTS


  Item No.                                                              Page No.

                 PART I - Financial Information (Unaudited)


    1      Financial Statements                                               3
    2      Management's Discussion and Analysis of Financial Condition       23
           and Results of Operations
    3      Quantitative and Qualitative Disclosures                          46
           About Market Risk
    4      Controls and Procedures                                           46


           PART II - Other Information

    6      Exhibits                                                          47

           Signatures                                                        48

Item 1.  Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets
(all amounts in thousands except share amounts)

                                                                         September 30        December 31
                                                                             2005               2004
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                       $ 518,170          $ 389,119
   Restaurant properties                                                         37,405             37,405
                                                                       ------------------ ------------------
                                                                                555,575            426,525
   Less accumulated depreciation                                                (83,457)           (66,454)
                                                                       ------------------ ------------------
                                                                                472,118            360,071
   Real estate assets held for sale, net                                         14,076                  -
                                                                       ------------------ ------------------
                                                                                486,194            360,071
Cash and cash equivalents                                                         2,097                517
Prepaid expenses and other assets                                                 9,559              4,516
Deferred financing costs, net                                                     2,257              1,545
Intangible assets, net                                                            1,189              1,115
                                                                       ------------------ ------------------
         Total assets                                                         $ 501,296          $ 367,764
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                         $ 404,620          $ 286,425
Note payable related to real estate assets held for sale                          9,000                  -
Accounts payable and accrued expenses                                             4,435                897
Accrued interest on notes payable                                                 1,812              1,264
Consideration due for acquisitions                                                2,700                  -
Deferred revenue and security deposits                                            1,997              1,787
                                                                       ------------------ ------------------
      Total liabilities                                                         424,565            290,373

Minority interest in consolidated limited partnerships                               83                  -
Minority interest in operating partnership                                       18,928             14,394

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized; issued and outstanding shares--
   909,090 at September 30, 2005, and December 31, 2004                          10,000             10,000
Common stock, $.01 par value, 100,000,000 shares
   authorized; issued and outstanding shares--
   9,458,071 at September 30, 2005, (including
   200,000 nonvested shares), and
   8,652,740 at December 31, 2004                                                    93                 87
Additional paid-in capital                                                      112,159            103,221
Dividend distributions in excess of net income                                  (64,531)           (50,311)
                                                                       ------------------ ------------------
      Total shareholders' equity                                                 57,720             62,996
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                           $ 501,296          $ 367,764
                                                                       ================== ==================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
(all amounts in thousands except per share amounts)


                                                      Three months ended            Nine months ended
                                                         September 30                  September 30
                                                      2005          2004           2005            2004
                                                  ------------- ------------- --------------- ---------------
Revenues
Apartment rental income                             $ 17,701      $ 11,839        $ 48,619        $ 32,471
Restaurant rental income                                 957           957           2,872           2,872
Management fee income                                      6           177             122             582
Interest and other income                                228           295             480             431
                                                  ------------- ------------- --------------- ---------------
                                                      18,892        13,268          52,093          36,357
Expenses
Apartment operations                                   7,079         4,872          19,031          13,122
Apartment administration                                 799           564           2,210           1,604
Corporate administration                                 683           497           2,205           1,724
Interest                                               6,034         3,834          16,211          10,404
Penalties paid at debt refinance                           -             -             519               -
Depreciation                                           4,534         3,083          12,079           8,313
Amortization of deferred loan costs                      112           103             330             259
Write-off of unamortized loan costs
   at debt refinance                                       -            85             223              85
Deficit distributions to minority partners               150             -           7,771               -
                                                  ------------- ------------- --------------- ---------------
                                                      19,392        13,039          60,580          35,512
                                                  ------------- ------------- --------------- ---------------
                                                        (500)          228          (8,487)            845
Loss (income) attributed to minority interests
   - Consolidated limited partnerships                   191             -             267               -
   - Operating partnership                               114             4           1,594             (23)
                                                  ------------- ------------- --------------- ---------------
(Loss) income from continuing operations                (195)          232          (6,626)            822

Discontinued operations:
Income from discontinued operations                       56            82             121              82
Loss (income) attributed to minority interests           (12)          (15)            (24)            (15)
                                                  ------------- ------------- --------------- ---------------
Income from discontinued operations, net                  45            67              97              67
                                                  ------------- ------------- --------------- ---------------
Net (loss) income                                       (150)          299          (6,529)            889
Less cumulative preferred dividend                      (250)         (250)           (750)           (750)
                                                  ------------- ------------- --------------- ---------------
(Loss) income attributed to
   common shareholders                              $   (400)     $     49        $ (7,279)       $    139
                                                  ============= ============= =============== ===============

                                                                  (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited - continued
(all amounts in thousands except per share amounts)


                                                      Three months ended            Nine months ended
                                                         September 30                  September 30
                                                      2005          2004           2005            2004
                                                  ------------- ------------- --------------- ---------------
Weighted average
   common shares outstanding                           9,384         8,289           9,203           7,275

Earnings per common share - basic:
   (Loss) income from
     - Continuing operations                      $    (0.01)    $    0.02      $   (0.72)     $      0.11
     - Discontinued operations                          0.00          0.01           0.01             0.01
                                                  ------------- ------------- --------------- ---------------
   Net (loss) income                                   (0.01)         0.03          (0.71)            0.12
   (Loss) income attributed to
     common shareholders                               (0.04)         0.01          (0.79)            0.02

Earnings per common share - diluted:
   (Loss) income from
     - Continuing operations                      $    (0.01)    $    0.02      $   (0.72)     $      0.09
     - Discontinued operations                          0.00          0.01           0.01             0.01
                                                  ------------- ------------- --------------- ---------------
   Net (loss) income                                   (0.01)         0.03          (0.71)            0.10
   (Loss) income attributed to
     common shareholders                               (0.04)         0.01          (0.79)            0.02

Dividends declared per common share               $     0.25     $    0.25      $    0.75      $      0.75



See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity - Unaudited
(all amounts in thousands)


                                                                                            Dividend
                                                                            Additional   distributions
                                Preferred Stock         Common Stock         paid-in      in excess of
                              Shares     Amount       Shares     Amount      capital       net income       Total
                             --------- ------------ ----------- ---------- ------------- --------------- -----------
Balance December 31, 2004        909     $ 10,000       8,653       $ 87     $ 103,221      $ (50,311)     $ 62,996
Common stock issued                -            -         580          6         8,596              -         8,602
Dividends paid - preferred         -            -           -          -             -           (250)         (250)
Dividends paid - common            -            -           -          -             -         (2,272)       (2,272)
Net loss, first quarter            -            -           -          -             -         (5,957)       (5,957)
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance March 31, 2005           909       10,000       9,233         92       111,817        (58,790)       63,120
Common stock issued                -            -          12          -           194              -           194
Dividends paid - preferred         -            -           -          -             -           (250)         (250)
Dividends paid - common            -            -           -          -             -         (2,308)       (2,308)
Net loss, second quarter           -            -           -          -             -           (406)         (406)
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance June 30, 2005            909       10,000       9,245         92       112,012        (61,754)       60,350
Common stock issued                -            -         213          -           199              -           199
Common stock
   registration costs              -            -           -          -          (109)             -          (109)
Compensation expense
   related to nonvested
   common stock                    -            -           -          -            57              -            57
Dividends paid - preferred         -            -           -          -             -           (250)         (250)
Dividends paid - common            -            -           -          -             -         (2,361)       (2,361)
Retrospective adjustment
   for consolidation of
   Villages - Phase 5 LP           -            -           -          -             -            (16)          (16)
Net loss, third quarter            -            -           -          -             -           (150)         (150)
                             --------- ------------ ----------- ---------- ------------- --------------- ------------
Balance September 30, 2005       909     $ 10,000       9,458       $ 93     $ 112,159      $ (64,531)     $ 57,720
                             ========= ============ =========== ========== ============= =============== ============

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited
(all amounts in thousands)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2005             2004
                                                                          ----------------- ----------------
Operating activities:
Apartment rental receipts, net                                                  $  49,676          $ 32,942
Restaurant rental receipts                                                          2,872             2,872
Management fee receipts                                                               122               556
Interest and other income receipts                                                    329               162
Operating and administrative expense payments                                     (24,624)          (16,729)
Interest payments                                                                 (17,016)          (10,444)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                          11,360             9,360

Investing activities:
Acquisitions of apartment properties                                              (35,576)          (48,305)
Acquisition of Boddie Investment Company, net of cash included in
   accounts of consolidated limited partnerships                                      368                 -
Additions to apartment properties, net                                             (6,086)           (3,028)
Net release (funding) of lender reserves                                              (89)             (416)
Casualty proceeds                                                                     533               895
                                                                          ----------------- ----------------
Net cash used in investing activities                                             (40,851)          (50,854)

Financing activities:
Net proceeds from issuance of common stock                                          1,229            30,556
Distributions to minority partners in consolidated limited partnerships            (7,771)                -
Distributions to operating partnership minority unitholders                        (1,518)           (1,380)
Dividends paid to preferred shareholder                                              (750)             (740)
Dividends paid to common shareholders                                              (6,942)           (5,391)
Proceeds from notes payable                                                        95,938           111,906
Principal payments on notes payable                                               (47,552)          (91,563)
Deposits for pending financing transactions                                          (600)                -
Payment of deferred financing costs                                                  (963)             (854)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                          31,071            42,523
                                                                          ----------------- ----------------

Net increase in cash and cash equivalents                                           1,580             1,028
Cash and cash equivalents at beginning of period                                      517               564
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                      $   2,097          $  1,593
                                                                          ================= ================

                                                                  (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited - continued
(all amounts in thousands)


                                                                                  Nine months ended
                                                                                    September 30
                                                                                2005             2004
                                                                          ----------------- ----------------
Reconciliation of net (loss) income to
   net cash provided by operating activities:
Net (loss) income                                                               $  (6,529)      $       889
Amortization of intangible for in-place leases at acquisitions                        136                 -
Casualty gains                                                                       (168)             (269)
Amortization of debt premium                                                         (122)             (105)
Depreciation and amortization of deferred loan costs                               12,409             8,572
Depreciation and amortization
   from discontinued operations                                                       268                82
Write off of unamortized loan costs at debt refinancing                               223                85
Deficit distributions to minority partners in
   consolidated limited partnerships                                                7,771                 -
Minority interest in consolidated limited partnerships                               (267)                -
Minority interest in operating partnership                                         (1,570)               38
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                               (3,633)           (2,890)
   Accounts payable and accrued expenses                                            3,202             3,015
   Deferred revenue, prepaid rent and security deposits                              (361)              (57)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       $  11,360        $    9,360
                                                                          ================= ================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2005
(Unaudited)

Note 1.  Interim financial statements

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of BNP Residential Properties, Inc. for the year ended December 31, 2004. You should read these financial statements in conjunction with our 2004 Annual Report on Form 10-K. When we use the terms "we," "us," or "our," we mean BNP Residential Properties, Inc. and all entities included in our consolidated financial statements. We believe that we have included all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the three and nine months ending September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

We have reclassified certain amounts in our prior period consolidated financial statements and notes to conform to the current period presentation.

Note 2.  Basis of presentation

These consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "operating partnership"). The company is the general partner and owns a majority interest in the operating partnership.

Effective January 26, 2005, in connection with an acquisition on that date, the consolidated financial statements also include the accounts of three real estate limited partnerships (the "limited partnerships") in which we have general partner interests. The assets of consolidated limited partnerships controlled by the operating partnership generally are not available to pay creditors of the company or the operating partnership.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Accounting for VIEs
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provided a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46, as modified, requires that a VIE be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a "variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the "primary beneficiary." Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

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

If we, as general partner, control a partnership that is not a VIE, generally accepted accounting principles require that we consolidate the partnership in our financial statements. Upon consolidation, we record our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value, and subsequently account for the partnership based on our prorata interest; the non-controlling interests are reflected in our financial statements at their historical costs.

Accounting for discontinued operations
FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the assets and liabilities and the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in our consolidated financial statements, for both current and prior periods presented. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We measure real estate assets held for sale at the lower of the carrying value or the fair value less cost to sell, and we present those assets separately in our balance sheet. We record no depreciation for the community assets once the community is classified as held for sale.

Note 3.  Accounting for consolidated limited partnerships

Effective January 26, 2005, we acquired Boddie Investment Company ("BIC") in exchange for shares of our common stock. As a result of this acquisition, in addition to other significant assets, we acquired certain economic interests in the following limited partnerships:

o Marina Shores Associates One, Limited Partnership - 50% interest as general partner
o The Villages of Chapel Hill Limited Partnership - 1% interest as general partner
o The Villages of Chapel Hill - Phase 5 Limited Partnership - 1% interest as general partner

Prior to this acquisition, we managed, on a fee basis, the properties owned by these limited partnerships. Following our acquisition of BIC, a wholly owned subsidiary of the operating partnership acts as the managing general partner of these limited partnerships and continues to manage the properties. These limited partnerships are primarily funded with financing from third party lenders, which is secured by first deed of trust loans on the rental properties of the partnerships. The creditors of the limited partnerships generally do not have recourse to the operating partnership.

We determined that the Marina Shores Associates One, Limited Partnership ("Marina Shores Partnership") is not a VIE. However, under the terms of the partnership agreement for the Marina Shores Partnership, the general partner controls the activities of the partnership; we have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005. Our initial net investment in this general partnership interest was $5.9 million. The initial inclusion of the Marina Shores Partnership in our consolidated financial statements resulted in an increase in real estate investments of $26.3 million, an increase in net operating assets of $1.0 million and an increase in deed of trust notes payable of approximately $21.4 million. In our initial consolidation of the Marina Shores Partnership, we reset the noncontrolling limited partner's capital account to $-0-.

We determined that The Villages of Chapel Hill Limited Partnership ("Villages Partnership") is a VIE because the limited partnership does not have sufficient equity to carry out its principal activities without additional subordinated financial support from the general partner. We also determined that we are the primary beneficiary of the Villages Partnership. We have therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005. Our initial net investment in this general partnership interest was $2,000. The initial inclusion of the Villages Partnership in our consolidated financial statements resulted in an increase in real estate investments of $14.2 million, an increase in net operating assets of $0.1 million and an increase in deed of trust notes payable of $12.1 million. In addition, we hold $2.0 million in notes and other receivables from The Villages Partnership, which have been eliminated in consolidation. In our initial consolidation of the Villages Partnership, we recorded the noncontrolling limited partners' capital accounts at $350,000.

We determined that The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership") is not a VIE. We initially accounted for our investment in this partnership effective January 26, 2005, by applying the equity method. Our initial investment in the Villages - Phase 5 Partnership was $7,000, and we initially included this investment in "other assets" on our balance sheet. This treatment followed guidance in the AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures," ("SOP 78-9"), which indicated that certain voting rights of the limited partners under the terms of the partnership agreement precluded control by the general partner.

In late June 2005, the FASB ratified its Emerging Issues Task Force consensus in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." In July 2005, the FASB issued Staff Position
(FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5." This guidance amended SOP 78-9 such that the voting rights of the limited partners under the terms of the Villages - Phase 5 Partnership agreement no longer overcome a presumption of control by the general partner; therefore, we, as general partner, are deemed to control the partnership and should consolidate its accounts and activities in our consolidated financial statements. For existing partnerships, FSP SOP 78-9-1 must be adopted no later than January 1, 2006. We have elected to adopt FSP SOP 78-9-1 effective July 1, 2005, through retrospective application of this new guidance (as if we had included the accounts of this partnership in our consolidated financial statements effective January 26, 2005); we have included supplemental financial statements reflecting this retrospective restatement following these notes to financial statements.

If we had included the accounts of the Villages - Phase 5 Partnership in our consolidated financial statements effective January 26, 2005, such treatment would have resulted in an increase in real estate investments of $2.6 million, an increase in net operating assets of $0.2 million and an increase in deed of trust notes payable of $2.8 million. We would also have reset the noncontrolling limited partners' capital accounts to $-0-. There has been no subsequent material change in these amounts.

If we had consolidated the activities of the Villages - Phase 5 Partnership in our first and second quarter interim financial statements, such treatment would have resulted in a change in previously reported interim financial results as follows:

                                                Six months ended               Three months ended
                                                 June 30, 2005        June 30, 2005        March 31, 2005
                                              -------------------- --------------------- --------------------
                                                    (000's)              (000's)                 (000's)
Loss before minority interests,
   as previously reported                              $(7,902)               $(591)              $(7,311)
Effect of consolidating
   Villages - Phase 5                                      (20)                  (4)                  (16)
                                              -------------------- --------------------- --------------------
Loss before minority interests, revised                $(7,922)               $(595)              $(7,328)
                                              ==================== ===================== ====================

Net loss, as previously reported                       $(6,363)               $(406)              $(5,957)
Effect of consolidated
   Villages - Phase 5                                      (16)                  (3)                  (13)
                                              -------------------- --------------------- --------------------
Net loss, revised                                      $(6,379)               $(409)              $(5,970)
                                              ==================== ===================== ====================

These amounts are insignificant to the consolidated statements of operations and would not change reported earnings per share amounts.

We reflect the unaffiliated partners' interests in the Marina Shores Partnership, the Villages Partnership and the Villages - Phase 5 Partnership as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amounts of their minority interests, we record a charge equal to the amount of such excess distributions as deficit distributions to minority partners. While these charges decrease our net income (or increase our net loss), there is no economic effect or cost to the company or the operating partnership for these distributions. The economic cost of these distributions is borne by the limited partnership making the distributions.

During 2005, we recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership as follows (in thousands):

         First quarter                                $ 6,821
         Second quarter                                   800
         Third quarter                                    150
                                                ----------------
                                                      $ 7,771
                                                ================

We allocate proportional income and losses of the consolidated limited partnerships, measured on a year-to-date basis, to minority partners. However, we may allocate losses to a minority partner only to the extent of the carrying amount of the interest of that minority partner. When losses attributable to the minority limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, we record a charge, even though there is no economic effect or cost to the operating partnership.

During 2005, we recorded interim charges (reduction) for consolidated limited partnership losses, resulting primarily from depreciation, along with costs related to refinance of the Marina Shores Partnership's first deed of trust loan, as follows:

                                                                                                Villages -
                                                            Marina Shores       Villages          Phase 5
                                               Total         Partnership      Partnership      Partnership*
                                          ---------------- ----------------- ---------------- -----------------
                                              (000's)           (000's)          (000's)          (000's)
         First quarter                         $ 631               $ 621               $ -             $ 10
         Second quarter                         (209)               (203)                -               (6)
         Third quarter                          (131)               (145)                -               14
                                          ---------------- ----------------- ---------------- -----------------
                                               $ 291               $ 274               $ -             $ 17
                                          ================ ================= ================ =================

 *retrospective for first and second quarters

Note 4.  Discontinued operations - Real estate assets held for sale

As of September 30, 2005, the company had one apartment community, Savannah Shores Apartments, which qualified as assets held for sale under the provisions of FASB Statement 144. We have presented the operations of this community as discontinued operations in the statements of operations for all periods presented. Operating results of this community were as follows:

                                                 Three months ended                  Nine months ended
                                                    September 30                       September 30
                                               2005              2004             2005              2004
                                          ---------------- ----------------- ---------------- -----------------
                                              (000's)           (000's)          (000's)           (000's)
Apartment rental income                         $482                $459            $1,378             $459
Apartment operations expense                    (215)               (218)             (656)            (218)
Interest                                        (123)                (76)             (332)             (76)
Depreciation                                     (84)                (78)             (255)             (78)
Amortization of
   deferred loan costs                            (5)                 (5)              (14)              (5)
                                          ---------------- ----------------- ---------------- -----------------
                                                $ 56                $ 82            $  121             $ 82
                                          ================ ================= ================ =================

The consolidated balance sheet as of September 30, 2005, includes other operating assets (excluding net real estate assets) of $286,000, and other operating liabilities (excluding the note payable related to the real estate assets) of $207,000 related to this community.

We acquired Savannah Shores Apartments in July 2004 for an initial purchase price of $12.5 million, paid through issuance of operating partnership units with total imputed value of $0.1 million, assumption of $12.2 million in debt obligations, and assumption of $0.2 million net operating liabilities in excess of operating assets acquired. The acquisition agreement provided for potential earn-out of additional purchase consideration of up to $1.7 million within a three-year period upon attainment of certain performance standards or upon sale of the property, to be funded through issuance of additional operating partnership units with an imputed value of $13.00 per unit to the contributors. Accordingly, we have recorded $1.7 million additional consideration due for this acquisition in our balance sheet as of September 30, 2005.

Note 5.  Stock-based compensation

The company has one employee Stock Option and Incentive Plan in place. The plan, as amended May 2005, provides for issuance of up to 1,260,000 shares, with a 630,000-share limit on restricted stock, phantom stock, and other full value stock-based awards combined.

Prior to July 1, 2005, we accounted for this plan using the intrinsic value method under the recognition and measurements principles of APB Opinion 25, "Accounting for Stock I23ssued to Employees," and related interpretations, as permitted by FASB Statement 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. All outstanding options were fully vested prior to the end of 2004.

Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement 123(R), "Share Based Payment," ("FAS 123(R)") using the modified-prospective transition method. Under this transition method, compensation cost recognized in the second half of 2005 includes compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

If we had applied the fair value recognition provisions of FAS 123 to outstanding options, the effect would have been to reduce net income as reported by less than $200 for the nine months ended September 30, 2004, with no impact on net income as reported for the nine months ended September 30, 2005, and no impact on basic and diluted earnings per share amounts as reported.

Nonvested common stock
Effective August 1, 2005, the Board of Directors granted and issued 200,000 restricted shares of the company's common stock to four of our executive officers. All of the shares were unvested on the date of grant, and will vest 10% per year beginning on July 1, 2006, and on each July 1 thereafter until fully vested. Once vested, the shares will be fully transferable without restriction. All shares carry dividend and voting rights.

Because grantees fully participate in dividends, the fair value of the nonvested shares is equal to the market value at the grant date, $15.70 per share, or a total of $3,140,000. Because the grantee group is limited to four key executives, we estimate that 100% of these shares will vest. We will recognize the cost of these awards on a straight-line basis for each annual vesting period ending June 30 through 2015.

During the quarter ended September 30, 2005, we recorded $57,000 in compensation cost related to nonvested common stock, included in corporate administration expense in our statement of operations and as an increase to additional paid-in capital. As of September 30, 2005, unrecognized service cost related to nonvested common stock totaled $3.1 million.

Stock options
Options have been granted to employees at prices equal to the fair market value of the stock on the dates the options were granted or repriced. We calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire ten years after the date of grant.

The following table summarizes information about stock options outstanding at September 30, 2005:

                                                        Weighted Average
                                                           Remaining         Number of         Number of
                                                          Contractual         Options           Options
                                                          Life (Years)     Outstanding       Exercisable
                                                        ----------------- ----------------- -----------------
Exercise price $9.25 per share                                   4.4             30,000            30,000
Exercise price $11.25 per share                                  3.1             60,000            60,000
Exercise price $13.125 per share                                 2.8            120,000           120,000
Exercise price $12.25 per share                                  1.6             60,000            60,000
                                                                          ----------------- -----------------
   All options outstanding, fully vested                         2.8            270,000           270,000
                                                                          ================= =================

There were no grants of options during the first nine months of 2005 or during 2004. As of December 31, 2004, all outstanding options were fully vested and exercisable. Changes in outstanding stock options during the first nine months of 2005 were as follows:

                                                    Weighted Average
                                 Shares              Exercise Price
                             ---------------- -----------------------------

Beginning balance                 327,500                $ 12.04
Exercised                         (57,500)                 11.86
                             ---------------- -----------------------------
Ending balance                    270,000                $ 12.08
                             ================ =============================
Exercisable at
   September 30, 2005             270,000                $ 12.08
                             ================ =============================

Note 6.  Apartment property acquisitions

During the first quarter of 2005, we completed the acquisition of a portfolio of four apartment properties from entities associated with Grover F. Shugart, Jr. and/or Brian D. Shugart, whom we call the "Shugart Parties." The four properties contain an aggregate of 1,086 apartment units. The aggregate purchase price for the properties totaled $52.1 million (including approximately $0.3 million in net operating assets acquired), paid by the assumption or refinancing of $42.8 million of debt on the properties and issuance of $9.3 million in operating partnership units with an imputed value of $13.50 per unit. Under the terms of the exchange agreements, we issued

689,000 operating partnership units at closing, and we will issue an additional 74,000 units in March 2006. The preliminary allocation of the purchase price includes the following significant components:

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

We operate Laurel Springs and Laurel Springs II Apartments as one community.

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

In addition, during the second quarter of 2005, we acquired approximately 40 acres of undeveloped land adjacent to our Canterbury Apartments property for a contract price of $2.7 million, paid by $0.6 million in cash and the assumption of $2.1 million in debt with interest at the lender's prime rate and principal due September 2005. (This note was subsequently modified to extend the maturity to September 2006, with interest at 30-day LIBOR plus 1.98%.)

Note 7.  Financing transactions

Shortly after we acquired BIC (see Note 3 above) in January 2005, we completed the refinancing of debt related to the Marina Shores Partnership. The Marina Shores Partnership issued a $33.9 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Marina Shores Apartments. This loan provides for interest at 5.075% (5.145% effective rate), payable in monthly installments of principal and interest of $184,000 through January 2015, with a balloon payment of $28.2 million in February 2015. The Marina Shores Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million in interest and prepayment penalties, then distributed $6.8 million to the minority limited partner and $3.7 million to the operating partnership.

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

o $5.9 million variable rate note payable, secured by a deed of trust and assignment of rents of Laurel Springs II Apartments. This loan provides for interest at 30-day LIBOR plus 1.9%, payable monthly. Beginning July 2005, principal payments of $7,000 are due monthly in addition to interest, with a balloon payment of $5.8 million at maturity in June 2006. At our option, we may extend the loan maturity to June 2008.

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

o $14.9 million fixed-rate note payable, secured by a mortgage and assignment of rents of Paces Watch Apartments. This loan provides for interest at 5.31% (5.38% effective rate), with interest only monthly payments of $67,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $83,000, with a balloon payment of $13.3 million at maturity in June 2015.

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

In conjunction with the various acquisition and financing transactions described above, we made net draws on our lines of credit secured by Latitudes Apartments and our restaurant properties totaling $6.0 million. In June 2005, we modified our line of credit secured by our 40 restaurant properties to extend the maturity date to January 2008.

Note 8.  Shareholders' equity

In January 2005, we issued 508,578 shares of our common stock, valued at $8.2 million, in conjunction with the BIC acquisition (see Note 3 above). As part of the acquisition, BIC surrendered, and we cancelled, 72,399 shares of our common stock, valued at $1.2 million.

In March 2005, we issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $0.7 million.

Also in March 2005, we redeemed operating partnership units from a minority unitholder by issuing 73,333 shares of our common stock on a one-for-one basis.

In August, 2005, we issued 200,000 shares of our common stock for grants of restricted (nonvested) stock to four of our executive officers (see Note 4 above).

Through the first nine months of 2005, we have issued 38,318 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.6 million.

We calculated basic and diluted earnings per common share using the following amounts (in thousands):

                                                    Three months ended               Nine months ended
                                                       September 30                    September 30
                                                   2005            2004            2005            2004
                                              --------------- --------------- --------------- ----------------
                                                 (000's)          (000's)         (000's)         (000's)
Numerators:
For basic per common
   share amounts -
   Net (loss) income                                $ (150)        $   299        $ (6,529)        $   889
   Cumulative preferred dividend                      (250)           (250)           (750)           (750)
                                              --------------- --------------- --------------- ----------------
   (Loss) income attributed to common
     shareholders - basic                           $ (400)        $    49        $ (7,279)        $   139
                                              =============== =============== =============== ================




                                                    Three months ended               Nine months ended
                                                       September 30                    September 30
                                                   2005            2004            2005            2004
                                              --------------- --------------- --------------- ----------------
                                                 (000's)          (000's)         (000's)         (000's)
For diluted per common
   share amounts -
   Net (loss) income                                $ (150)        $   299        $ (6,529)        $   889
   Income (loss) attributed to
     minority interest in operating
     partnership (1)                                     -              11               -              38
   Cumulative preferred dividend                      (250)           (250)           (750)           (750)
                                               --------------- --------------- --------------- ----------------
   (Loss) income attributed to common
     shareholders - diluted                         $ (400)       $     60        $ (7,279)        $   177
                                              =============== =============== =============== ================

Denominators:
For basic per common
   share amounts -
   Weighted average
     common shares outstanding                       9,384           8,289           9,203           7,275
   Less weighted average nonvested common
     shares outstanding                               (133)              -             (45)              -
                                              --------------- --------------- --------------- ----------------
   Weighted average
     common shares - basic                           9,252           8,289           9,159           7,275

   Effect of dilutive securities:
   Convertible
     operating partnership units (1)                     -           1,865               -           1,852
   Nonvested common shares (2)                           -               -               -               -
   Stock options (3)                                     -              36               -              25
                                              --------------- --------------- --------------- ----------------
For diluted earnings per share amounts - adjusted weighted average shares and assumed conversions
                                                     9,252          10,190           9,159           9,152
                                              =============== =============== =============== ================

(1) Including operating partnership units would serve to reduce the net loss per share in calculation of 2005 amounts, and they have been excluded from the calculation.
(2) Including nonvested common shares would serve to reduce the net loss per share in calculation of 2005 amounts, and they have been excluded from the calculation.
(3) We excluded options to purchase 60,000 shares of common stock at $12.25, 120,000 shares of common stock at $13.125, 60,000 shares of common stock at $11.25, and 30,000 shares of common stock at $9.25 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005, because inclusion of these options would serve to reduce the net loss per share.
     We also excluded options to purchase 120,000 shares of common stock at $13.125 from the calculation of diluted earnings per share for the nine months ended September 30, 2004; the exercise price of these options was greater than the average market price of the common shares for that period, and the effect would have been anti-dilutive.

Note 9.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.25 per common share on October 20, 2005, payable on November 15, 2005, to shareholders of record as of November 1, 2005. The Board of Directors also authorized the payment of dividends totaling $250,000 to the Series B Preferred shareholder.

Effective October 21, 2005, we sold Savannah Shores Apartments for a contract price of $22.75 million to an unaffiliated third party. In conjunction with this disposition, we retired a $9.0 million variable rate note payable, secured by a mortgage and assignment of rents of the apartment community. We also issued 130,770 operating partnership units with a total imputed value of $1.7 million for payment of the earn-out of additional purchase price on the property.

Effective October 27, 2005, we acquired the Hamptons at Quail Hollow Apartments, located in Charlotte, North Carolina, for a contract purchase price of $17.5 million, from an unaffiliated third party. In conjunction with this acquisition, we made an initial draw of $9.4 million on a newly established $13.0 million line of credit that carries a variable interest rate of 30-day LIBOR plus 1.65% and matures in November 2008.

Effective October 31, 2005, we acquired the Timbers Apartments, located in Richmond, Virginia, for a contract price of $22.45 million, from an unaffiliated third party. In conjunction with this acquisition, we issued a $17.3 million note payable. This note bears interest at a fixed rate of 5.45%, with interest only payable for ten years, and matures in November 2015.

In October 2005, we notified the holder of our Series B Cumulative Convertible Preferred Stock ("preferred stock") that the company is exercising its option to redeem all 909,090 shares of such preferred stock effective December 20, 2005. The holder may elect to convert some or all of the shares of preferred stock to shares of the company's common stock on a one-for-one basis; or we will redeem the preferred stock for cash, priced by reference to the average daily closing price of the company's common stock for the 30 trading days prior to the redemption closing.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
Retrospective Restatement for Consolidation of Villages - Phase 5 Partnership (all amounts in thousands except per share amounts)


                                                                                  Three months ended
                                                                                    March 31, 2005
                                                                          ------------------------------------
                                                                                       Effect
                                                                                        of
                                                                                      Villages     Previously
                                                                           Restated   - Phase 5     Reported
                                                                          ----------- ----------- ------------
Revenues
Apartment rental income                                                     $14,175        $ 84     $14,092
Restaurant rental income                                                        957           -         957
Management fee income                                                           111          (4)        115
Interest and other income                                                       226           1         225
                                                                          ----------- ----------- ------------
                                                                             15,470          80      15,390
Expenses
Apartment operations                                                          5,489          46       5,443
Apartment administration                                                        673           -         673
Corporate administration                                                        885           -         885
Interest and prepayment penalties                                             5,124          34       5,090
Depreciation                                                                  3,536          15       3,522
Amortization of deferred loan costs                                             108           1         107
Write-off of unamortized loan costs at debt refinance                           160           -         160
Deficit distributions to minority partners                                    6,821           -       6,821
                                                                          ----------- ----------- ------------
                                                                             22,798          96      22,701
                                                                          ----------- ----------- ------------
(Loss) income before minority interests                                      (7,328)        (16)     (7,311)
Loss (income) attributed to minority interests -
   - Consolidated limited partnerships                                           62           -          62
   - Operating partnership                                                    1,296           3       1,292
                                                                          ----------- ----------- ------------
Net (loss) income                                                            (5,970)        (13)     (5,957)
Less cumulative preferred dividend                                             (250)          -        (250)
                                                                          ----------- ----------- ------------
(Loss) income attributed to common shareholders                             $(6,220)       $(13)    $(6,207)
                                                                          =========== =========== ============

Weighted average common shares outstanding                                    8,983           -       8,983
Earnings per common share, basic and diluted:
   Net (loss) income                                                        $ (0.66)          -     $ (0.66)
   (Loss) income attributed to common shareholders                            (0.69)          -       (0.69)
Dividends declared per common share                                            0.25           -        0.25

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
Retrospective Restatement for Consolidation of Villages - Phase 5 Partnership (all amounts in thousands except per share amounts)

                                          Three months ended                       Six months ended
                                             June 30, 2005                           June 30, 2005
                                  ------------------------------------    ------------------------------------
                                               Effect of                              Effect of
                                              Villages -   Previously                 Villages -  Previously
                                   Restated     Phase 5     Reported       Restated   Phase 5      Reported
                                  ----------- ------------ -----------    ----------- ----------- ------------
Revenues
Apartment rental income             $17,638        $130      $17,508        $31,813        $214     $31,600
Restaurant rental income                957           -          957          1,915           -       1,915
Management fee income                     5          (6)          11            116         (11)        127
Interest and other income                26           -           26            252           1         251
                                  ----------- ------------ -----------    ----------- ----------- ------------
                                     18,626         124       18,502         34,096         204      33,892
Expenses
Apartment operations                  6,904          51        6,853         12,393          97      12,296
Apartment administration                738           -          738          1,412           -       1,412
Corporate administration                637           -          637          1,522           -       1,522
Interest and
   prepayment penalties               5,781          53        5,728         10,905          86      10,818
Depreciation                          4,179          22        4,157          7,716          37       7,678
Amortization of
   deferred loan costs                  119           2          117            227           3         224
Write-off of unamortized loan
   costs at debt refinance               63           -           63            223           -         223
Deficit distributions to
   minority partners                    800           -          800          7,621           -       7,621
                                  ----------- ------------ -----------    ----------- ----------- ------------
                                     19,221         128       19,093         42,018         224      41,794
                                  ----------- ------------ -----------    ----------- ----------- ------------
(Loss) income before minority
   interests                           (595)         (4)        (591)        (7,922)        (20)     (7,902)
Loss (income) attributed to
   minority interests -
   - Consolidated
     limited partnerships                14           -           14             76           -          76
   - Operating partnership              172           1          171          1,467           4       1,463
                                  ----------- ------------ -----------    ----------- ----------- ------------
Net (loss) income                      (409)         (3)        (406)        (6,379)        (16)     (6,363)
Less cumulative
   preferred dividend                  (250)          -         (250)          (500)          -        (500)
                                  ----------- ------------ -----------    ----------- ----------- ------------
(Loss) income attributed to
   common shareholders              $  (659)       $ (3)     $  (656)       $(6,879)       $(16)    $(6,863)
                                  =========== ============ ===========    =========== =========== ============

Weighted average common shares
   outstanding                        9,239           -        9,239          9,111           -       9,111
Earnings per common share, basic and diluted:
   Net (loss) income                $ (0.04)          -      $ (0.04)       $ (0.70)          -     $ (0.70)
   (Loss) income attributed to
     common shareholders
                                      (0.06)          -        (0.06)         (0.75)          -       (0.75)
Dividends declared per common
   share                               0.25           -         0.25           0.50           -        0.50


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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of September 30, 2005, we owned and managed 29 apartment communities containing 7,671 units, and served as general partner of limited partnerships that owned three properties with 713 units. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator.

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

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         With good growth in funds from operations, apartment revenue, and apartment level operating income, we were pleased with the results from the third quarter of 2005. Underlying these results was improving performance at our apartment properties. During the quarter, we were able to maintain occupancy at relatively high levels while achieving good increases in revenue per occupied unit. Going forward we believe we are positioned to continue this improvement.

         We own and operate a portfolio of extremely well located, well maintained middle-market apartment properties that provide exceptional value at rental rates that a wide range of potential residents can afford. Over the past few years, strong single-family sales, ultra-low home mortgage rates and abundant new apartment construction have hampered our ability to increase rental revenue. Significant increases in the cost of building materials and rising interest rates for both home mortgages and construction loans now appear to be alleviating the situation. As a result, we are becoming increasingly more positive in our outlook for continued improvement in the performance of our apartment properties.

         In January 2005, we acquired the general partner interest in three limited partnerships. The activities of these limited partnerships (and the apartment properties owned by those partnerships) are included in our consolidated financial statements. We describe this acquisition in more detail under the heading "Capital Resources" as well as in the notes to our financial statements included in this Current Report on Form 10-Q.

         In late March 2005, we acquired a portfolio of four apartment properties that we had previously managed under third-party contracts. (We will operate these as three apartment communities.) We subsequently acquired one apartment property in April 2005 and another property in May 2005. The activities of these owned properties have been included in our consolidated financial statements as of their respective acquisition dates.

         Results of operations for the third quarter and first nine months of 2005, compared to the same periods in 2004, reflect significant growth in our company and increased complexity in our financial reporting. We provide the following supplemental consolidating information, in response to requests from members of the investment community, for use in comparing our operating results for 2005 and 2004:




                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)
Operating Results - 3 months ended September 30:
Revenues:
Apartment rental income                 $ 17,702    $       -     $  1,926      $ 15,776         $ 11,839
Restaurant rental income                     957            -            -           957              957
Management fee income                          6          (95)           -           101              177
Casualty gains                               168            -            -           168              269
Interest and other income                     59          (31)           5            85               26
                                      ------------- ----------- ------------- -------------    -------------
                                          18,892         (126)       1,931        17,087           13,268
Expenses:
Apartment operations                       7,079          (95)         897         6,277            4,872
Administration expenses                    1,482            -            -         1,482            1,061
Interest                                   6,034          (31)         677         5,389            3,834
Depreciation                               4,634            -          412         4,122            3,083
Amortization,  loan costs                    112            -           19            93              103
Write-off of unamortized loan costs
   at debt refinance                           -            -            -             -               85
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                           150            -          150             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          19,392         (126)       2,155        17,363           13,039
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income from
   continuing operations                    (500)           -         (224)         (275)             228
Income from
   discontinued operations                    56            -            0            56               82
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income before
   minority interests                       (443)    $      -     $   (224)     $   (219)             310
                                                     =========== ============= =============
Minority interests -
 - Consolidated limited partnerships
                                             191                                                        -
 - Operating partnership                     103                                                      (11)
                                      -------------                                            -------------
Net (loss) income                       $   (150)                                                $    299
                                      =============                                            =============

 (Loss) income before minority
   interest                             $   (443)    $      -     $   (224)     $   (219)        $    310
Casualty gains                              (168)           -            -          (168)            (269)
Cumulative preferred dividend               (250)           -            -          (250)            (250)
Amortization, lease intangible                62            -            -            62                -
Depreciation                               4,534            -          412         4,122            3,083
Depreciation related to
   discontinued operations                    84            -            -            84               78
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                           150            -          150             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           3,968            -          338         3,631            2,952
Minority interest in FFO of
   consolidated limited partnerships         (94)           -          (94)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(3)                $  3,875     $      -    $     244      $  3,631         $  2,952
                                      ============= =========== ============= =============    =============




                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)
Operating Results - 9 months ended September 30:
Revenues:
Apartment rental income                 $ 48,619    $       -      $ 5,152      $ 43,467         $ 32,471
Restaurant rental income                   2,872            -            -         2,872            2,872
Management fee income                        122         (256)           -           378              582
Casualty gains                               168            -            -           168              269
Interest and other income                    311          (87)          11           387              162
                                      ------------- ----------- ------------- -------------    -------------
                                          52,093         (343)       5,163        47,273           36,357
Expenses:
Apartment operations                      19,031         (256)       2,222        17,065           13,122
Administration expenses                    4,415            -            -         4,415            3,328
Interest                                  16,211          (87)       1,793        14,505           10,404
Prepayment penalties                         519            -          519             -                -
Depreciation                              12,079            -          993        11,086            8,313
Amortization, loan costs                     330            -           51           279              259
Write-off of unamortized loan costs
   at debt refinance                         223            -          160            63               85
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                         7,771            -        7,771             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          60,580         (343)      13,508        47,414           35,512
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income from
   continuing operations                  (8,487)           -       (8,345)         (141)             845
Income from
   discontinued operations                   121            -            -           121               82
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income before
   minority interests                     (8,366)   $       -      $(8,345)     $    (20)             927
                                                    =========== ============= =============
Minority interests -
 - Consolidated limited partnerships         267                                                        -
 - Operating partnership                   1,570                                                      (38)
                                      -------------                                            -------------
Net (loss) income                       $ (6,529)                                                $    889
                                      =============                                            =============

 (Loss) income before
   minority interest                    $ (8,366)   $       -      $(8,345)     $    (20)        $    927
Casualty gains                              (168)           -            -          (168)            (269)
Cumulative preferred dividend               (750)           -            -          (750)            (750)
Amortization, lease intangible               136            -            -           136                -
Depreciation                              12,079            -          993        11,086            8,313
Depreciation related to
   discontinued operations                   255            -            -           255               78
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                         7,771            -        7,771             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          10,957            -          419        10,538            8,298
Minority interest in FFO of
   consolidated limited partnerships
                                             228            -          228             -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(3)                $ 11,185    $       -      $   647      $ 10,538         $  8,298
                                      ============= =========== ============= =============    =============





                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)       (000's)      (000's)          (000's)
Balance Sheet at September 30, 2005, compared to December 31, 2004:
Real estate investments
   Continuing operations                $472,118     $             $42,297      $429,822         $360,071
                                                            -
   Assets held for sale                   14,076            -            -        14,076                -
Cash and cash equivalents                  2,097            -          626         1,471              517
Prepaid expenses and
   other assets                            9,559       (3,588)       1,128        12,019            4,516
Deferred financing costs, net              2,257            -          623         1,634            1,545
Intangible assets, net                     1,189            -            -         1,189            1,115
                                      ------------- ----------- ------------- -------------    -------------
                                        $501,296      $(3,588)     $44,674      $460,210         $367,764
                                      ============= =========== ============= =============    =============
Notes payable
   Continuing operations                $404,620      $(2,090)     $50,427      $356,284         $286,425
   Assets held for sale                    9,000            -            -         9,000                -
Accounts payable and
   accrued expenses                        4,435         (200)         615         4,020              897
Accrued interest                           1,812            -          202         1,611            1,264
Consideration due for acquisitions
                                           2,700            -            -         2,700                -
Deferred revenue and
   security deposits                       1,997            -          128         1,869            1,787
                                      ------------- ----------- ------------- -------------    -------------
                                         424,565       (2,290)      51,371       375,484          290,373
Minority interests -
- Consolidated limited partnerships
                                              83            -           83             -                -
- Operating partnership                   18,928            -            -        18,928           14,394
Shareholders' equity                      57,720       (1,298)      (6,781)       65,799           62,997
                                      ------------- ----------- ------------- -------------    -------------
                                        $501,296      $(3,588)     $44,674      $460,210         $367,764
                                      ============= =========== ============= =============    =============

(1) Effective January 26, 2005, we include the accounts of three real estate limited partnerships in our consolidated financial statements.
(2) In accordance with generally accepted accounting principles ("GAAP"), deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost to the company or the operating partnership.
(3) See discussion of funds from operations under the caption "Funds from Operations" below in this Item 2.

Discontinued operations

         In accordance with GAAP, we present the assets and liabilities and the results of operations of any communities that qualify as held for sale, or that have been sold, as discontinued operations in our statements of operations, for both the current and prior periods shown. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations does not have any impact on our financial condition or overall results of operations.

         As of September 30, 2005, we had one apartment community, Savannah Shores Apartments, which qualified under GAAP as assets held for sale. We have presented the operations of this community as discontinued operations in the financial statements. We subsequently completed the sale of this community in October 2005.

         We typically purchase apartment communities with the expectation of holding and operating them for the long term. In this case, we received an unsolicited offer for Savannah Shores (which we had acquired in July 2004), and we believe that accepting that offer was in the best interest of our shareholders. (See further discussion under the caption "Capital Resources and Liquidity - Impending sale of apartment community" below.)

         Unless noted otherwise, the following discussion of operating results relates to our continuing operations.

Revenues

         Total revenues in the third quarter of 2005 were $18.9 million, compared to $13.3 million in the third quarter of 2004. Total revenues in the first nine months of 2005 were $52.1 million, compared to $36.4 million in the first nine months of 2004. These increases are primarily attributable to increases in apartment rental income.

         Apartment rental income totaled $17.7 million in the third quarter of 2005, an increase of $5.9 million, or 49.5%, compared to the third quarter of 2004. Apartment rental income in the first nine months of 2005 totaled $48.6 million, an increase of $16.1 million, or 49.7%, compared to the first nine months of 2004. These increases are attributable to:

o Apartment acquisitions in 2004 and 2005 - these nine communities contributed $5.3 million in third quarter 2005 and $12.4 million in the first nine months of 2005, compared to $1.6 million in the third quarter and $2.0 million in the first nine months of 2004. The first of these communities was acquired in May 2004.
o Apartment communities that we consolidate effective January 2005 - these three communities contributed $1.9 million in third quarter 2005 and $5.2 million in the first nine months of 2005.

         On a "same-units" basis (the 19 apartment communities that we owned as of January 1, 2004), apartment rental income increased by 2.2% in the third quarter and by 2.2% in the first nine months of 2005 compared to 2004. These increases are consistent with increases in average revenue per occupied unit, while average economic occupancy for these units declined slightly from comparable periods in 2004.

         On a same-units basis, apartment NOI (apartment rental income less apartment operating expenses) for the third quarter of 2005 increased by 4.9% compared to the third quarter of 2004. For the first nine months of 2005, same-units NOI increased by 4.8% compared to the first nine months of 2004.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2005 follow:


                                                            Three months ended          Nine months ended
                                                            September 30, 2005          September 30, 2005
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ----------     ----------- -----------
Owned apartment communities:
Same-units communities:
   Abbington Place                                360           92.5%      $ 779           93.8%        $782
   Allerton Place                                 228           96.6%        823           95.3%         804
   Barrington Place                               348           97.5%        770           94.7%         767
   Brookford Place                                108           93.7%        682           95.6%         680
   Chason Ridge                                   252           89.4%        767           91.2%         782
   The Harrington (1)                             288           93.0%        789           92.7%         776
   Harris Hill (1)                                184           94.4%        650           95.3%         641
   Latitudes                                      448           97.5%        989           96.8%         977
   Madison Hall                                   128           95.4%        597           95.7%         596
   Marina Shores Waterfront                       290           96.2%        876           94.9%         839
   Oakbrook                                       162           94.1%        729           94.9%         724
   Oak Hollow                                     461           92.8%        618           95.2%         612
   Paces Commons                                  336           92.9%        673           94.6%         657
   Paces Village                                  198           96.5%        681           96.7%         675
   Pepperstone                                    108           94.5%        708           96.8%         693
   Savannah Place                                 172           92.8%        734           94.2%         727
   Summerlyn Place                                140           96.2%        830           95.1%         822
   The Place (2)                                  144           94.8%        562           94.6%         564
   Waterford Place                                240           96.2%        907           94.4%         904
   Woods Edge                                     264           91.6%        708           93.9%         690

Acquired in 2004:
   Carriage Club                                  268           96.3%        758           95.5%         750
   Fairington                                     250           94.8%        734           95.6%         724
   Savannah Shores (3)                            198           96.7%        840           95.1%         813
   Bridges at Southpoint                          192           96.1%        703           95.9%         700
   Bridges at Wind River                          346           96.9%        798           94.4%         795

Acquired in 2005:
   Canterbury (3/31/05)                           630           97.1%        631           97.4%         619
   Laurel Springs (3/31/05)                       336           93.7%        696           94.5%         692
   Paces Watch (5/12/05)                          232           96.4%        848           96.6%         839
   Salem Ridge (3/31/05)                          120           97.2%        543           97.5%         537
   Waverly Place (4/21/05)                        240           94.5%        642           94.1%         653

All apartments
   - 2005                                       7,671           95.0%        744           95.0%         740
   - 2004                                       5,921           94.5%        745           94.8%         735

Same units                                      4,859
   - 2005                                                       94.5%        761           94.8%         751
   - 2004                                                       95.2%        737           95.1%         732


                                                            Three months ended          Nine months ended
                                                            September 30, 2005          September 30, 2005
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ----------     ----------- -----------

Consolidated limited partnerships:
Marina Shores                                     392           98.1%      1,194           96.4%       1,165
Villages of Chapel Hill                           264           78.5%        642           89.1%         668
Villages - Phase 5                                 57           89.7%        743           94.6%         768

(1) In October 2005, we combined these adjacent communities under the name Bridges at Mallard Creek.
(2) In October 2005, we renamed this community Bridges at Pelham.
(3) Savannah Shores was held for sale at September 30, 2005, and subsequently sold in October 2005.

         Restaurant rental income was $957,000 in third quarter, and $2.9 million through the first nine months of both 2005 and 2004. We received the minimum rent specified in the lease agreement in the first three quarters of both 2005 and 2004. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

         Management fee income totaled $6,000 in the third quarter of 2005, compared to $177,000 in the third quarter of 2004. Management fee income totaled $122,000 in the first nine months of 2005, compared to $582,000 in the first nine months of 2004. These decreases are consistent with expectations, and are attributable to the elimination of management fees for consolidated limited partnerships and our acquisition of four managed properties in the first quarter of 2005. Going forward, we expect that management fees will be insignificant.

           Interest and other income totaled $228,000 in the third quarter of 2005, compared to $295,000 in the third quarter of 2004. Interest and other income totaled $480,000 in the first nine months of 2005, compared to $431,000 in the first nine months of 2004. These amounts include casualty gains of $168,000 recorded in the third quarter of 2005 and $269,000 recorded in the third quarter of 2004. In both cases, the recorded casualty gains relate to insurance settlements for fires that occurred at apartment communities. Generally accepted accounting principles require us to recognize these gains on the insurance proceeds for assets destroyed. However, the economic reality is that we have or will invest all of the insurance proceeds to replace the assets that were destroyed.

Expenses

         Total expenses were $19.4 million in the third quarter of 2005, compared to $13.0 million in the third quarter of 2004. Total expenses were $60.6 million in the first nine months of 2005, compared to $35.5 million in the first nine months of 2004. These increases are primarily attributable to growth in the size of our apartment operations, along with charges for deficit distributions to a minority partner.

         We reflect the unaffiliated partners' interests in Marina Shores Associates One Limited Partnership ("Marina Shores Partnership"), The Villages of Chapel Hill Limited Partnership

("Villages Partnership"), and The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership") as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost to the operating partnership. We report this charge in our consolidated statements of operations as deficit distributions to minority partners. We recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $0.2 million in the third quarter and $7.8 million through the first nine months of 2005.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) totaled $7.1 million in the third quarter of 2005, an increase of $2.2 million, or 45.3%, compared to the third quarter of 2004. Apartment operations expense in the first nine months of 2005 totaled $19.0 million, an increase of $5.9 million, or 45.0%, compared to the first nine months of 2004. These increases are primarily attributable to:

o Apartment acquisitions in 2004 and 2005 - apartment operations expense for these nine communities was $2.1 million in third quarter 2005 and $4.9 million in the first nine months of 2005, compared to $0.7 million in the third quarter and $0.8 million in the first nine months of 2004.
o Apartment communities that we consolidate effective January 2005 - apartment operations expense for these three communities was $0.8 million in third quarter 2005 and $2.0 million in the first nine months of 2005.

On a same-units basis, apartment operations expense declined by 1.5% in the third quarter and 1.7% in the first nine months of 2005 compared to 2004, due primarily to reductions in compensation and property insurance costs.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration costs (the costs associated with oversight, accounting and support of our apartment management activities) totaled $0.8 million in the third quarter of 2005, a 41.7 % increase compared to the third quarter of 2004. Apartment administration costs totaled $2.2 million in the first nine months of 2005, a 37.8% increase compared to the first nine months of 2004. These increases are primarily attributable to additional corporate support staff.

         Corporate administration expense totaled $0.7 million in the third quarter of 2005, an increase of 37.4% compared to the third quarter of 2004. Corporate administration costs totaled $2.2 million in the first nine months of 2005, an increase of 27.9% compared to the first nine months of 2004. These increases are primarily attributable to a $0.2 million increase in professional fees associated with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and late audit fee billings, along with increases in executive compensation.

         Effective August 1, 2005, the Board of Directors granted and issued 200,000 restricted shares of the company's common stock to four of our executive officers. We refer to these shares as "nonvested shares" in our consolidated financial statements. All of the shares were unvested on the date of grant, and will vest 10% per year beginning July 1, 2006, and on each July 1 thereafter until fully vested. Because grantees fully participate in dividends, the fair value of the nonvested shares is equal to the market value at the grant date, $15.70 per share, or a total of $3.1 million. During the quarter ended September 30, 2005, we recorded $57,000 in compensation expense related to the nonvested common stock. We will continue to recognize the cost of these awards on a straight-line basis for each annual vesting period ending June 30 through 2015.

         Depreciation expense totaled $4.5 million in the third quarter of 2005, an increase of $1.5 million, or 47.1%, compared to the third quarter of 2004. Depreciation expense totaled $12.1 million in the first nine months of 2005, an increase of $3.8 million, or 45.3%, compared to the first nine months of 2005. These increases are primarily attributable to acquisitions of apartment communities ($3.3 million in the first nine months of 2005, compared to $0.5 million in the first nine months of 2004), along with depreciation expense for the apartment communities we consolidate effective January 2005 ($1.0 million in the first nine months of 2005).

         Interest expense totaled $6.0 million in the third quarter of 2005, an increase of $2.2 million, or 57.4%, compared to the third quarter of 2004. Interest expense (excluding $0.5 million in prepayment penalties paid by Marina Shores in first quarter of 2005) totaled $16.2 million in the first nine months of 2005, an increase of $5.8 million, or 55.8%, compared to the first nine months of 2004. This increase is primarily attributable to new debt issued in conjunction with acquisitions of apartment properties during 2004 and 2005, along with the impact of consolidating three limited partnerships in 2005. Overall, weighted average interest rates were 6.0% for the third quarter and 5.9% for the first nine months of 2005, compared to 5.7% for the third quarter and first nine months of 2004, reflecting the impact of steady increases in variable interest rates over the last twelve months.

Net Income

         Consolidated earnings from continuing operations before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance) and before the $0.2 million charge for deficit distributions to a minority partner (which has no economic effect or cost to the operating partnership) totaled $4.3 million, an increase of $0.8 million, or 22.8 %, compared to the third quarter of 2004. Consolidated earnings from continuing operations before non-cash charges and before the $7.8 million charge for deficit distributions to a minority partner in the first nine months of 2005 totaled $11.9 million, a $2.4 million, or 25.4%, increase compared to the first nine months of 2004. These increases reflect the positive impact of new apartment communities and improvements in apartment revenues, offset by a $0.5 million charge for prepayment penalties paid at loan refinance by a consolidated limited partnership during the first quarter of 2005.

         On a consolidated basis, before minority interests in the consolidated limited partnerships and the minority interest in the operating partnership, the net loss from continuing operations for the third quarter of 2005 totaled $0.5 million, compared to $0.2 million in income before minority interests in the third quarter of 2004. The net loss from continuing operations, before minority interests, in the first nine months of 2005 totaled $8.5 million, compared to $0.8 million in income before minority interest in the first nine months of 2004. The 2005 losses again reflect the impact of charges for deficit distributions to a minority partner ($0.2 million in the third quarter and $7.8 million in the first nine months), a first quarter 2005 charge of $0.5 million for penalties paid at loan refinance by a consolidated limited partnership, along with additional $0.2 million charges to write off unamortized loan costs at refinance.

         Amounts for discontinued operations reflect the operating results of Savannah Shores Apartments through the first nine months of 2005 and from July through September of 2004.

Savannah Shores generated $56,000 of income in the third quarter of 2005 and $121,000 through the first nine months of 2005, compared to $82,000 in 2004.

         We allocate proportional income and losses of the consolidated limited partnerships, measured on a year-to-date basis, to minority partners. However, we may allocate losses to a minority partner only to the extent of the carrying amount of the interest of that minority partner. When losses attributable to the minority limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, we record a charge, even though there is no economic effect or cost to the operating partnership. After recovering $0.1 million of previous such charges during the third quarter of 2005, we have recorded year-to-date charges of $0.3 million for losses that could not be allocated to minority partners' accounts.

         Minority interests in the consolidated limited partnerships and the operating partnership absorbed $0.3 million in the third quarter and $1.8 million in the first nine months of 2005, of the consolidated losses. After allocating those losses to minority interests, the net loss was $0.1 million in the third quarter of 2005 and $6.5 million in the first nine months of 2005.

         Because the preferred shareholder has priority over common shareholders for receipt of dividends, we deduct the amount of net income that will be paid to the preferred shareholder in calculating net income available to common shareholders. After deducting $250,000 for the cumulative preferred dividend in each of the first three quarters of both 2005 and 2004, the net loss attributed to common shareholders was $0.4 million for the third quarter and $7.3 million for the first nine months of 2005, compared to essentially break-even amounts for the third quarter and first nine months of 2004.

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

         Funds from operations totaled $3.9 million in the third quarter of 2005, an increase of 31.2% compared to the third quarter of 2004. Funds from operations in the first nine months of 2005 totaled $11.2 million, an increase of 34.8% compared to the first nine months of 2004. These comparisons reflect the positive impact of apartment additions and the improvement in apartment operating results.

         Funds available for distribution totaled $3.2 million in the third quarter of 2005, an increase of 17.0% compared to the third quarter of 2004. Funds available for distribution in the first nine months of 2005 totaled $9.5 million, an increase of 30.1% compared to the first nine months of 2004. The disparity between comparisons of FFO and FAD against prior year periods arises from the impact of timing of recurring capital expenditures, which we deduct in our measurement of FAD. Recurring capital expenditures include operating replacements such as floor coverings, appliances and HVAC, as well as expenditures for capital replacements such as roofs and exterior paint.

         We calculated FFO of the operating partnership as follows:

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net (loss) income                               $   (150)       $    299        $ (6,529)       $    889
Income (loss) attributed to
  minority interests                                (293)             11          (1,837)             38
Less cumulative preferred dividend                  (250)           (250)           (750)           (750)
Less casualty gains                                 (168)           (269)           (168)           (269)
Add amortization of
  in-place lease intangibles                          62               -             136               -
Add depreciation                                   4,534           3,083          12,079           8,313
Add depreciation related to
  discontinued operations                             84              78             255              78
Add deficit distributions to minority
  partners of consolidated limited
  partnerships(1)                                    150               -           7,771               -
Add (less) minority interest in
  FFO of consolidated
  limited partnerships                               (94)              -             228               -
                                              --------------- --------------- --------------- ---------------
Funds from operations                           $  3,875        $  2,952        $ 11,185        $  8,298
                                              =============== =============== =============== ===============

(1) In accordance with GAAP, deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost to the operating partnership. The economic cost of these distributions is borne by the limited partnership making the distributions.

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

         A reconciliation of net cash provided by operating activities (as defined by generally accepted accounting principles and reflected in our consolidated statements of cash flows) to FAD follows:

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by
  operating activities                           $ 4,311         $ 3,637         $11,360          $9,360
Less recurring capital expenditures                 (902)           (438)         (2,204)         (1,339)
Less cumulative preferred dividend                  (250)           (250)           (750)           (750)
Add (less) change in
  net operating assets and liabilities                (2)           (241)            792             (68)
Add amortization of deferred
  interest defeasance                                 46               -             122             105
Add (less) minority interest in
  consolidated limited partnerships' share
  of reconciling items                               (35)              -             187               -
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                 $ 3,169         $ 2,708         $ 9,507         $ 7,308
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2005            2004            2005            2004
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)        (000's)
Net cash provided by (used in):
  Operating activities                         $   4,311       $   3,637        $ 11,360       $   9,360
  Investing activities                            (1,287)        (29,833)        (40,851)        (50,084)
  Financing activities                            (3,461)         22,793          31,071          42,523

Dividends and distributions paid to:
  Preferred shareholders                       $     250       $     250        $    750       $     750
  Common shareholders                              2,361           2,140           6,942           5,391
  Minority partners in consolidated
     limited partnerships                            150               -           7,771               -
  Minority unitholders in operating
     partnership                                     602             460           1,518           1,380

Scheduled debt principal payments                    643             386           1,663           1,000
Non-recurring capital expenditures                 1,087           1,046           3,882           1,689

Weighted average shares outstanding
  Preferred shares                                   909             909             909             909
  Common shares                                    9,384           8,289           9,203           7,275
Weighted average operating partnership
  minority units outstanding
                                                   2,408           1,865           2,231           1,852

Capital Resources and Liquidity

Capital Resources

         We completed a number of significant investing and financing transactions during the first nine months of 2005. (Most of the transactions in the following discussion took place during the first and second quarters.) In addition, during the third quarter and for the first time in our history, we entered into a contract for sale of an apartment community.

Acquisition of Boddie Investment Company

         In January 2005, we acquired Boddie Investment Company ("BIC") through a merger. We issued 508,578 shares of our common stock, and cancelled 72,399 shares of common stock that BIC held immediately before the merger. The value of this transaction was $8.2 million. Direct costs (out-of-pocket cash costs) related to this acquisition were approximately $150,000. As a result of this acquisition, we assumed the role of general partner and acquired economic interests in three limited partnerships. Prior to this acquisition, we managed the apartment communities owned by these partnerships on a contract basis; we will continue to manage these partnerships.

         A summary of assets acquired in the BIC acquisition, along with our preliminary allocation of costs assigned to those assets, follows (amounts in thousands):

  Investments in limited partnerships:
    Marina Shores Associates One, Limited Partnership                   $5,940
    The Villages of Chapel Hill Limited Partnership                          2
    The Villages of Chapel Hill - Phase 5 Limited Partnership                7
  BNP common stock held by BIC (which we immediately retired)            1,166
  Receivables from the Villages Partnership for general partners'
  advances and accrued interest thereon                                  1,220
                                                                     -----------
                                                                        $8,335
                                                                     ===========

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

  Increase in real estate investments - 392 apartment units       $26,254
  Increase in cash and cash equivalents                               252
  Increase in other assets                                          1,251
                                                               --------------
                                                                   27,757

  Increase in long-term debt                                       20,745
  Increase in other liabilities                                     1,072
                                                               --------------
                                                                   21,817
                                                               --------------
  Increase in net assets                                          $ 5,940
                                                               ==============

         Very shortly after our acquisition of BIC, the Marina Shores Partnership completed a refinancing of its long-term debt. The Marina Shores Partnership issued a $33.9 million fixed-rate note payable. This 10-year loan provides for interest at an effective rate of 5.1%. The Marina Shores Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million interest and prepayment penalties, then distributed $6.8 million to its limited partner and $3.7 million to the operating partnership. Through September 30, 2005, the Marina Shores Partnership has made distributions totaling $7.7 million to its limited partner and $4.6 million to the operating partnership.

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

  Increase in real estate investments - 264 apartment units         $14,188
  Increase in cash and cash equivalents                                  87
  Increase in other assets                                              318
                                                                ----------------
                                                                     14,594

  Increase in long-term debt - first deed of trust                   12,094
  Increase in subordinated long-term debt to BNP*                     1,888
  Increase in other liabilities                                         260
  Minority interest in consolidated limited partnerships                350
                                                                ----------------
                                                                     14,592
                                                                ----------------
  Increase in net assets                                            $     2
                                                                ================

         *The subordinated long-term debt to BNP is eliminated in consolidation against related receivable balances.

BIC Acquisition - The Villages of Chapel Hill - Phase 5 Limited Partnership

         We acquired a 1% general partner interest in The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership"). Under the terms of the partnership agreement for the Villages - Phase 5 Partnership, and consistent with new accounting guidance issued in July 2005, the general partner controls the activities of the partnership. Therefore, commencing in the third quarter of 2005, we have included the accounts of this partnership in our consolidated financial statements retroactively to January 26, 2005.

         Based on accounting guidance in place in January 2005, we initially accounted for our investment in this partnership by applying the equity method. Our initial investment in the Villages - Phase 5 Partnership was $7,000, and we initially included this amount in "other assets" on our consolidated balance sheet. During the third quarter of 2005, we applied the guidance of FASB Staff Position SOP 78-9-1 ("FSP SOP 78-9-1"), "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5," on a "retrospective" basis to amounts reflected in our Current Reports on Form 10-Q for the periods ended March 31 and June 30, 2005 - in other words, we have reflected the accounts and activities of the Villages - Phase 5 Partnership in this Current Report on Form 10-Q as if we had initially consolidated the Villages - Phase 5 Partnership in January 2005. We have discussed this retrospective treatment in more detail in the notes to the financial statements included in this Current Report on Form 10-Q and have included supplemental financial statements, reflecting the retrospective changes to our statements of operations previously provided, following the notes to the financial statements.

         The retrospective inclusion of the Villages - Phase 5 Partnership in our consolidated financial statements resulted in (amounts in thousands):

   Increase in real estate investments - 57 apartment units          $2,596
   Increase in cash and cash equivalents                                173
   Increase in other assets                                             105
                                                                ----------------
                                                                      2,874

   Increase in long-term debt                                         2,840
   Increase in other liabilities                                         27
                                                                ----------------
                                                                      2,867
                                                                ----------------
   Increase in net assets                                            $    7
                                                                ================

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

         We operate Laurel Springs and Laurel Springs II Apartments as one community. The assets and liabilities of these apartment communities are included in our consolidated financial statements as of March 31, 2005. However, no operating results for these communities are reflected in our consolidated statement of operations for the first quarter of 2005.

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

         In addition, during the second quarter of 2005, we acquired approximately 40 acres of undeveloped land adjacent to our Canterbury Apartments property for a contract price of $2.7 million, paid by $0.6 million in cash and the assumption of $2.1 million in debt, which bears interest at the lender's prime rate and matures in September 2005. In September 2005, we modified the note to extend maturity to September 2006 with interest at 30-day LIBOR plus 1.98%.

Sale of apartment community pending at September 30, 2005

         During the third quarter of 2005, we received and accepted an unsolicited offer for Savannah Shores Apartments, located in Myrtle Beach, South Carolina. We typically purchase apartment properties with the expectation of holding and operating them for the long term; however, we believe that accepting that offer is in the best interest of our shareholders.

         We acquired Savannah Shores Apartments in July 2004 for an initial purchase price of $12.5 million, paid through issuance of operating partnership units with total imputed value of $0.1 million, assumption of $12.2 million in debt obligations, and assumption of $0.2 million net operating liabilities in excess of operating assets acquired. The acquisition agreement provided for potential earn-out of additional purchase consideration of up to $1.7 million within a three-year period upon attainment of certain performance standards or upon sale of the property, to be funded through issuance of additional operating partnership units with an imputed value of $13.00 per unit to the contributors. Accordingly, we have recorded $1.7 million additional consideration due for this acquisition in our balance sheet as of September 30, 2005.

         In accordance with GAAP, we have reflected the real estate assets and related note payable related to Savannah Shores as assets held for sale on our balance sheet at September 30, 2005, and we have presented the operating results of the community as discontinued operations in our statements of operations for all periods presented. The change in presentation for this community does not have any impact on our financial condition or overall results of operations for the periods presented in the financial statements.

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

Line of credit facilities

         In conjunction with the various acquisition and financing transactions described above, we made net draws on our lines of credit secured by Latitudes Apartments and our restaurant properties totaling $6.0 million during the first nine months of 2005. In June 2005, we modified our line of credit secured by 40 restaurant properties to extend the maturity date to January 2008. At September 30, 2005, we have $11.0 million available under our revolving line of credit secured by Latitudes Apartments.

Other equity transactions

         Effective August 1, 2005, the Board of Directors granted and issued 200,000 restricted shares of the company's common stock to four of our executive officers. We refer to these shares as "nonvested shares" in our consolidated financial statements. All of the shares were unvested on the date of grant, and will vest 10% per year beginning July 1, 2006, and on each July 1 thereafter until fully vested. Because grantees fully participate in dividends, the fair value of the nonvested shares is equal to the market value at the grant date, $15.70 per share, or a total of $3.1 million. We will account for the nonvested shares under the fair value and compensation expense recognition provisions of FASB Statement 123(R) - see our discussion below under the caption "Critical Accounting Policies - Accounting for stock compensation."

         During the first three quarters of 2005, we also:

o Issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $0.7 million; and

o Issued 73,000 shares of our common stock to redeem the same number of operating partnership units from a minority unitholder.

o Issued 38,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $0.6 million;

         At September 30, 2005, we had 9.5 million common shares and 0.9 million preferred shares outstanding. In addition, there were 2.4 million operating partnership minority common units outstanding.

Cash Flows and Liquidity

         Net cash flows from operating activities were $3.9 million in the third quarter of 2005, compared to $3.0 million in the third quarter of 2004. Net cash flows from operating activities were $11.2 million in the first nine months of 2005, compared to $8.3 million in the first nine months of 2004. The amounts for 2005 include a $0.5 million prepayment penalty paid by the Marina Shores Partnership in conjunction with refinance of its long-term debt in first quarter. The increases in comparative amounts reflect the growth in size of our apartment operations.

         Investing and financing activities, other than those described under "Capital Resources" above, focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.25 per share (approximately $2.4 million) on November 15, 2005, to shareholders of record of our common stock as of November 1, 2005, as well as $250,000 of dividends to the preferred shareholder.

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

Investing and financing transactions subsequent to September 30, 2005

         In October 2005, we sold Savannah Shores for a contract price of $22.75 million to an unaffiliated third party. In conjunction with this disposition, we retired a $9.0 million variable rate note payable secured by a mortgage and assignment of rents of the apartment community. We also issued 130,770 operating partnership units with a total imputed value of $1.7 million for payment of the earn-out of additional purchase price consideration on the property. We reinvested the net proceeds of approximately $13.0 million in two apartment properties through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as follows:

o We acquired the Hamptons at Quail Hollow Apartments for a contract price of $17.5 million, from an unaffiliated third party. In conjunction with this acquisition, we made an initial draw of $9.4 million on a newly established $13.0 million line of credit that carries a variable interest rate of 30-day LIBOR plus 1.65% and matures in November 2008; and

o We acquired the Timbers Apartments for a contract price of $22.45 million, from an unaffiliated third party. In conjunction with this acquisition, we issued a $17.3 million note payable. This note bears interest at a fixed rate of 5.45%, with interest only payable for ten years, and matures in November 2015.

         In October 2005, we notified the holder of our Series B Cumulative Convertible Preferred Stock ("preferred stock") that the company is exercising its option to redeem all 909,090 shares of such preferred stock effective December 20, 2005. The holder may elect to convert some or all of the shares of preferred stock to shares of the company's common stock on a one-for-one basis; or we will redeem the preferred stock for cash, priced by reference to the average daily closing price of the company's common stock for the 30 trading days prior to the redemption closing.

Critical Accounting Policies

         We identify and discuss our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-K. Our policies and practice regarding our accounting for our general partner interests in limited partnerships, for acquisitions, capital expenditures and depreciation, and for stock compensation, which may be of particular interest to readers of this Quarterly Report, are further discussed below.

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

          We determined that the Villages - Phase 5 Partnership is not a VIE. Under the terms of the partnership agreement for the Villages - Phase 5 Partnership, and in accordance with FSP SOP 78-9-1 issued in July 2005, the general partner controls the activities of the partnership. We have included the accounts of this partnership in our consolidated financial statements effective July 2005, and have applied a retrospective application of guidance in FSP SOP 78-9-1 as if we had consolidated this partnership effective January 26, 2005. (See Note 3 to our financial statements included in this Current Report on Form 10-Q.)

Purchase price allocation for apartment community acquisitions

         In connection with the acquisition of an apartment community, we perform a valuation and allocation to each significant asset and liability in such transaction, based on their estimated fair values at the date of acquisition. The valuation of assets acquired includes both tangible and intangible assets. Significant tangible asset values include real estate investments, which we subsequently depreciated over their estimated useful lives. We include an estimate of intangible asset values, consisting of at-market, in-place leases, in intangible assets and amortize these amounts over the remaining lease terms. In general, the average remaining life of in-place leases at acquisition date ranged from five to nine months, and intangible assets represented approximately 0.1% to 0.3% of contract prices.

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

         Capital expenditures at our owned apartment communities during the first nine months of 2005 totaled $5.8 million, including $1.5 million for acquisition improvements, $0.7 million for casualty replacements, $1.6 million for additions and betterments, and $2.0 million for recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during the first nine months of 2005 totaled $6.4 million, including $2.4 million in compensation of service staff and $4.0 million in payments for material and contracted services.

         A summary of capital expenditures at our owned apartment communities through September 30, 2005, in aggregate and per apartment unit, follows:

                                                                          Total               Per unit
                                                                   --------------------- --------------------
                                                                         (000's)
Recurring capital expenditures:
   Floor coverings                                                         $   882                 $ 125
   Appliances/HVAC                                                             367                    52
   Computer/support equipment                                                   64                     9
   Other                                                                       675                    95
                                                                   --------------------- --------------------
                                                                           $ 1,988                 $ 281
                                                                   ===================== ====================

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties                        $ 1,465
   Casualty replacements                                                       665
   Additions and betterments at apartment properties                         1,450
   Computer/support equipment                                                  242
                                                                   ---------------------
                                                                           $ 3,822
                                                                   =====================

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Accounting for stock compensation

         The company has one employee Stock Option and Incentive Plan in place, which is described more fully in Note 5 to the financial statements included in this Current Report.

         Prior to July 1, 2005, we accounted for this plan using the intrinsic value method under the recognition and measurements principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by FASB Statement 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. All outstanding options were fully vested prior to the end of 2004.

         Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement 123(R), "Share Based Payment," ("FAS 123(R)") using the modified-prospective transition method. Under this transition method, compensation cost recognized in the second half of 2005 includes compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). If any outstanding options had not been fully vested as of July 1, 2005, we would also record compensation cost for all such share-based payments granted prior to that date based on grant date fair values estimated in accordance with the original provisions of Statement 123.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We completed a number of significant acquisition and financing transactions during the first nine months of 2005.

         As of September 30, 2005, long-term debt, on a consolidated basis, totaled $413.6 million, including $340.5 million of notes payable at fixed rates ranging from 5.0% to 7.4%, and $73.1 million at variable rates indexed primarily on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.9% at September 30, 2005, compared to 5.9% at December 31, 2004. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $0.7 million.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of September 30, 2005 (all amounts in thousands).

                             Expected maturity dates
                             2005        2006        2007        2008        2009       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Fixed rate notes            $  713     $ 2,914     $50,922     $42,827     $32,173    $210,925    $340,474
   Average interest rate       5.8%        5.8%        6.9%        6.5%        5.2%        6.1%        6.0%

Variable rate notes         $   46     $ 8,026     $27,328     $15,863     $21,883           -    $ 73,146
   Average interest rate       5.8%        5.8%        5.6%        5.7%        5.7%        -           5.7%


Item 4.  Controls and Procedures

         We maintain disclosure controls and procedures designed to ensure that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to our management, including our chairman, chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

         Based on our most recent evaluation, which was completed as of the end of the third quarter of 2005, our chairman, chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

                           Part II - Other Information

Item 6.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

    10.1 Description of Employment Agreements with Executive Officers effective August 1, 2005
    31.1     Rule 13a-14(a)/15d-14(a) Certification by Chairman
    31.2     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
    31.3     Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
    32.1 Section 1350 Certification by Chairman, Chief Executive Officer, and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BNP RESIDENTIAL PROPERTIES, INC.
                                     (Registrant)




November 4, 2005                          /s/ Philip S. Payne
                                     ---------------------------------------
                                     Philip S. Payne
                                     Chairman



November 4, 2005                          /s/ Pamela B. Bruno
                                     ---------------------------------------
                                     Pamela B. Bruno
                                     Vice President, Treasurer and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                            Page

 10.1    Description of Employment Agreements with Executive Officers
         effective August 2, 2005                                            50
 31.1    Rule 13a-14(a)/15d-14(a) Certification by Chairman                  52
 31.2    Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer   53
 31.3    Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer   54
 32.1    Section 1350 Certification by Chairman, Chief Executive Officer,
         and Chief Financial Officer                                         55