Form 10-K
period 2005-12-31
BNP RESIDENTIAL PROPERTIES INC
filed 2006-03-09
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
                          -----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to               .
                               -------------    --------------


                          Commission File Number 1-9496

                        BNP RESIDENTIAL PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                      56-1574675
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

301 S. College St., Suite 3850,  Charlotte, NC                28202-6024
------------------------------------------------              ----------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  704/944-0100
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered:
--------------------------------------           -----------------------
Common Stock, par value $.01 per share           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                          _ Yes  X No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.                 _ Yes  X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer _       Accelerated filer X      Non-accelerated filer _

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).       _ Yes  X No

                                                Index to exhibits at page 103

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $145.2 million.

The number of shares of the registrant's common stock outstanding on February 28, 2006 (the latest practicable date) was 10,402,448.

                        BNP RESIDENTIAL PROPERTIES, INC.
                                TABLE OF CONTENTS


      Item No.                                      FINANCIAL INFORMATION                                   Page No.
                        Caution Regarding Forward-Looking Statements                                               4

                        PART I
          1             Business                                                                                   5
          1A            Risk Factors                                                                               7
          1B            Unresolved Staff Comments                                                                 14
          2             Properties                                                                                14
          3             Legal Proceedings                                                                         20
          4             Submission of Matters to a Vote of Security Holders                                       20

                        PART II
          5             Market for Registrant's Common Equity, Related Stockholder Matters and Issuer             20
                             Purchases of Equity Securities
          6             Selected Financial Data                                                                   21
          7             Management's Discussion and Analysis of Financial Condition and Results of                25
                             Operations
          7A            Quantitative and Qualitative Disclosures About Market Risk                                46
          8             Financial Statements and Supplementary Data                                               47
          9             Changes in and Disagreements With Accountants on Accounting and Financial                 47
                             Disclosure
          9A            Controls and Procedures                                                                   48
          9B            Other Information                                                                         50

                        PART III
         10             Directors and Executive Officers of the Registrant                                        50
         11             Executive Compensation                                                                    53
         12             Security Ownership of Certain Beneficial Owners and Management and Related                56
                             Stockholder Matters
         13             Certain Relationships and Related Transactions                                            57
         14             Principal Accounting Fees and Services                                                    58

                        PART IV
         15             Exhibits, Financial Statement Schedules                                                   59

                        Signatures                                                                                62


                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

         Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve our plans, intentions or expectations. When you consider such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     o our markets could suffer unexpected increases in the development of apartments or other rental or competitive housing alternatives;
     o our markets could suffer unexpected declines in economic growth or an increase in unemployment rates;
     o general economic conditions could cause the financial condition of a large number of our tenants to deteriorate;
     o we may be unable to lease or re-lease apartments quickly or on as favorable terms as under existing leases;
     o a decline in revenues from, or a sale of, our restaurant properties could adversely affect our financial condition and results of operations;
     o we may have incorrectly assessed the environmental condition of our properties;
     o an unexpected increase in interest rates could cause our debt service costs to exceed our expectations;
     o we may be unable to meet our long-term liquidity requirements on favorable terms; and
     o    we could lose key executive officers.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to revise these forward-looking statements if future events or circumstances render them inaccurate.

                                     PART I

ITEM 1.  BUSINESS

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. We currently own and manage 30 apartment communities containing 7,946 apartment units. We also serve as general partner of limited partnerships that own three properties with 713 apartment units, which we also manage. In addition to our apartment communities, we own 40 properties that we lease on a triple-net basis to a restaurant operator under a master lease.

         BNP Residential Properties, Inc. is structured as an UpREIT, or "umbrella partnership real estate investment trust." We are the sole general partner and own a controlling interest in BNP Residential Properties Limited Partnership, through which we conduct all of our operations. We refer to this partnership as the operating partnership. We refer to the limited partners of the operating partnership as "minority common unitholders" or "minority interest." We currently own 80% of the outstanding operating partnership common units.

         As of February 28, 2006, we have 10,402,448 shares of common stock outstanding. We have 1,230 shareholders of record, and we estimate that there are approximately 2,900 beneficial owners of our common stock. Our shares are listed on the American Stock Exchange, trading under the symbol "BNP." The operating partnership has an additional 2,534,619 operating partnership minority common units outstanding.

         We have 240 employees, including management, accounting, legal, acquisitions, development, property management, leasing, maintenance and administrative personnel. Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, and our telephone number is 704/944-0100.

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

         In 1987, we purchased 47 existing restaurant properties located in North Carolina and Virginia for an aggregate purchase price of $43.2 million. From 1987 through 1992, our assets consisted primarily of these 47 restaurant properties. During this period we operated as an externally administered and externally managed REIT. We leased the restaurants on a triple-net basis to Boddie-Noell Enterprises, Inc., a restaurant operator, under a master lease. A master lease is a single lease that covers multiple properties, while a triple-net lease is one where the lessee pays all operating expenses, maintenance, property insurance and real estate taxes.

         In 1993, we began to change our focus from restaurant properties to apartment communities, with the objective of increasing funds from operations and enhancing shareholder value. In 1994 we acquired BT Venture Corporation, an integrated real estate company specializing in the management, development and acquisition of apartment properties, and we began operating as a self-administered and self-managed REIT.

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

         From 1993 through 2004, we acquired 26 apartment properties through a combination of cash purchases, assumption of long-term debt, and issuance of operating partnership units. In several cases, we combined two properties to operate as single apartment communities.

         To date we have sold seven restaurant properties to Boddie-Noell Enterprises, the lessee, under an agreement that allowed the lessee to close up to seven restaurants and buy them back for no less than net carrying value.

Recent Developments

         In January 2005, we acquired Boddie Investment Company through a merger. As a result of this acquisition, we have assumed the role of general partner and acquired certain economic interests in three limited partnerships (a 50% interest in Marina Shores Associates One, Limited Partnership, 1% interest in The Villages of Chapel Hill Limited Partnership, and 1% interest in The Villages of Chapel Hill - Phase 5 Limited Partnership). Prior to this acquisition, we managed the apartment communities owned by these partnerships on a contract basis; we will continue to manage these properties. We now include these limited partnerships in our consolidated financial statements.

         During 2005, we continued to add to and improve our portfolio of apartment properties with eight acquisitions. We made four of these acquisitions through issuance of operating partnership units, and another four acquisitions through direct purchases. Also during 2005 and for the first time in our history, we sold one apartment community.

         In November 2005, the company redeemed all 909,090 shares of our Series B Cumulative Convertible Preferred Stock on a one-for-one basis through issuance of 909,090 shares of our common stock.

Business Strategy

         Our principal investment objective is to provide our shareholders with a combination of current income and long-term appreciation in the value of the company's common stock. We focus on increasing long-term growth in funds from operations and funds available for distribution per share, and on increasing the value of our portfolio through effective management, growth, financing and investment strategies. We expect to implement our strategies primarily through the acquisition, operation, leasing and management of apartment communities.

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

         We will selectively consider opportunities to add additional units to existing communities, to acquire and rehabilitate older apartment communities, and to develop new apartment communities. Members of our management team have directed over $116 million of development or redevelopment projects, including 15 apartment communities containing over 2,900 apartment units. This development and redevelopment experience will enable us to build additional apartment communities and to rehabilitate existing communities when economic conditions and available capital make such opportunities attractive.

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

ITEM 1A.  RISK FACTORS

       An investment in our securities involves various risks, including those described below. You should consider carefully these risk factors together with all of the other information included in this Annual Report before deciding to purchase or sell our securities.

       Some of the information in this discussion of risk factors may contain forward-looking statements. Please review our Caution Regarding Forward-Looking Statements at the beginning of this Annual Report. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. The risk factors noted in this section and other factors noted throughout this Annual Report, including certain risks and uncertainties, could cause our actual results to differ materially from those contained in any forward-looking statement.

Geographic concentration of our properties makes our business vulnerable to economic downturns in North Carolina, South Carolina or Virginia.

       All of our properties are located in North Carolina, South Carolina and Virginia. Adverse economic developments in these states could adversely impact the operations of our properties and therefore our profitability. The concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than the risks of owning properties in many markets. Our revenues and the value of our properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs, downsizing or industry slow downs), changing demographics and other factors.

Our apartment communities are subject to multiple operating risks.

         Our apartment communities are subject to operating risks common to apartment communities in general. Such risks include:

          o    competition from other apartment communities;

          o alternative housing, including home ownership, especially during times of low mortgage interest rates;

          o new construction of comparable properties or adverse economic conditions in the areas in which our apartment communities are located, either of which might adversely affect apartment occupancy or rental rates;

          o increases in operating costs (including insurance and real estate taxes), which may not necessarily be offset by increased rents; and

          o the inability or unwillingness of residents to pay rent increases.

         The local rental market may limit the extent to which we may increase rents in response to operating expense increases without decreasing occupancy rates. Any of the above events could adversely affect our ability to make distributions.

A decline in revenues from, or a sale of, our restaurant properties could adversely affect our financial condition and results of operations.

       We own 40 restaurant properties that we lease on a triple-net basis to Boddie-Noell Enterprises, Inc. The master lease for our restaurant properties requires Boddie-Noell Enterprises to pay us annual rent equal to the greater of a specified minimum rent or 9.875% of food sales. If Boddie-Noell Enterprises renews the master lease, after December 2007, it has the right to terminate the lease on up to five restaurants per year by offering to purchase them under specified terms.

       The original lease was for 47 restaurant properties. Since 1999, we have sold seven restaurant properties deemed non-economic to Boddie-Noell Enterprises under an agreement that allowed the lessee to close up to seven restaurants and buy them back for no less than net carrying value. As a result of these sales, we received total proceeds of $4.4 million, which equaled the net carrying value of the properties.

       Of the 40 restaurant properties we currently own, 39 are operated as Hardee's and one is operated as a B-B-Q & Ribs. The minimum rent on the 40 restaurants is $3.8 million per year.

       As a result of favorable sales, our restaurant rental income peaked in 1992 at $5.3 million, which was substantially above the then-current minimum rent. However, from 1992 through 2002, restaurant sales declined each year. In 2003, Hardee's, the concept at the majority of our restaurant properties, introduced the "Thick-Burger" product line and began seeing significant sales increases; and same-store sales at our restaurant properties increased by 2.4%. These increases continued into 2004, with same-store sales for 2004 improving by 8.5% over 2003 levels; however, in 2005 same-store sales declined by 5.9% compared to 2004. Even with the recent same-store sales increases, from 1996 through 2005 the revenues of our restaurant properties were below the level requiring payments in excess of the minimum rent. For us to receive percentage rent in 2006, same-store sales would have to increase by 7.1% from 2005 levels. Given the current state of flux in the fast-food industry, we are uncomfortable making a prediction or relying on the forecasts of others as to future sales trends for our restaurant properties. For this reason, we have based our plans and expectations on continuing to receive the minimum rent in 2006.

         In order to protect our stockholders from declining restaurant revenues from 1992 through 2002, we began to acquire apartment communities in 1993. We believe that we can more effectively enhance the value of our common stock by acquiring and operating apartment communities. Accordingly, we focused our business primarily on the ownership and operation of apartment communities.

         As a consequence of this refocused strategy, we may elect to sell our restaurant properties and reinvest the proceeds in additional apartment communities. No sale of the restaurants is pending, nor are we actively marketing the restaurants. We will only divest the restaurants if we believe doing so will enhance stockholder value.

         If we do dispose of the restaurant properties, it is possible that we may incur a loss on the disposition of the properties. It is also possible that we may invest such sale proceeds in properties that yield significantly less than the $3.8 million we currently receive from Boddie-Noell Enterprises.

         Further, in the event we were to find a buyer, Boddie-Noell Enterprises has the right to purchase the restaurants from us on the same terms as that offer. This right may make it more difficult to find a suitable buyer or could adversely affect the price we might realize on any such sale.

         For the year ended December 31, 2005, the restaurant properties accounted for 5.3% of our total revenues. All of the restaurant property revenue comes from Boddie-Noell Enterprises. The inability of Boddie-Noell Enterprises to pay us rent would adversely affect funds from operations and funds available for distribution.

Boddie-Noell Enterprises, Inc., our restaurant operator, may not renew the restaurant lease at the expiration of its initial term.

         We lease our 40 restaurant properties to Boddie-Noell Enterprises, Inc. under a master lease that provides for annual rent equal to the greater of a specified minimum rent, currently $3.8 million per year, or 9.875% of food sales. The initial term of this lease expires on December 31, 2007. Boddie-Noell Enterprises, at its sole option, has the right to renew the master lease for up to three five-year periods. Under the lease, Boddie-Noell Enterprises is required to give us notice of its intention to terminate at least 180 days prior to the expiration of the initial term; otherwise, the lease will automatically renew.

         There is no assurance that Boddie-Noell Enterprises will renew the master lease. In the event Boddie-Noell Enterprises elects to terminate the lease, we would cease to receive rental payments from Boddie-Noell Enterprises and would be forced to seek alternative tenants for the properties, find alternate uses for the properties, or sell the properties.

         In the event Boddie-Noell Enterprises does not renew the lease, there is no assurance that we will be able to fully replace the $3.8 million in revenue that we currently receive from Boddie-Noell Enterprises.

We have substantial debt obligations, which may reduce our operating performance and adversely affect our ability to pay distributions.

         At December 31, 2005, on a consolidated basis, we had $436.7 million in long-term debt, of which $388.6 million is related to properties owned in fee by BNP Residential Properties and $48.1 million is related to properties in which we have a partial ownership interest. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay the distributions we must pay to maintain our qualification as a REIT. Further, a high debt level creates an increased risk that we may default on our obligations. If we default, the banks that lent us funds could foreclose on the properties securing their loans.

Because we have a substantial amount of debt that bears interest at variable rates, increases in interest rates would reduce our net income.

       At December 31, 2005, we had $53.7 million in long-term debt at variable interest rates. In addition, we may incur additional debt in the future that also bears interest at variable rates. Variable-rate debt creates higher debt service requirements if market interest rates increase. Such an increase would adversely affect our cash flow and the amounts available to pay dividends.

If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all.

         We may obtain financing with "due-on-encumbrance" or "due-on-sale" clauses in which future refinancing or property sales could cause the maturity dates of the mortgages to accelerate and the financing to become due immediately. Thus, we could be required to sell properties on an all-cash basis, or the purchaser might be required to obtain new financing in connection with a sale. Alternatively or additionally, we may obtain mortgages that have balloon payments. Such mortgages involve greater risks than mortgages with principal amounts amortized over the term of the loan since our ability to repay the outstanding principal amount at maturity may depend on obtaining adequate refinancing or selling the property. The efficacy of either option would depend on economic conditions in general and the value of the underlying properties in particular. We cannot guarantee that we could refinance or repay any such mortgages at maturity. Further, a significant decline in the value of the underlying property could result in a loss of the property through foreclosure.

We may be liable for environmental contamination for which we do not have insurance and which might have a material adverse effect on our financial condition and results of operations.

         Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to remediate properly, hazardous substances may adversely affect occupancy of any contaminated apartment communities, the ability of Boddie-Noell Enterprises to operate restaurants and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs.

         Various laws also impose, on persons who arrange for the disposal or treatment of hazardous or toxic substances, liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility.

         Boddie-Noell Enterprises has agreed to pay for the costs of complying with applicable environmental laws, ordinances and regulations on the restaurant properties. However, the obligation to pay for such costs with respect to our other properties, or Boddie-Noell Enterprises' inability to pay for such costs on the restaurant properties, may adversely affect our operating costs and the value of our properties.

         Phase I environmental site assessments have been obtained on all of our owned apartment communities. The purpose of Phase I environmental site assessments is to identify potential sources of contamination for which an owner may be responsible and to assess the status of environmental regulatory compliance. All of the restaurant properties were subjected to transaction screens in December 1995. A transaction screen involves a review of a property for the purpose of recommending whether we should perform a Phase I environmental site assessment. A transaction screen is significantly less thorough in scope than a Phase I environmental site assessment.

         Neither the transaction screens nor the environmental site assessments revealed any environmental condition, liability or compliance concern that we believe would have a material adverse affect on our business, assets or results of operations. Nor are we aware of any such condition, liability or concern by any other means. However, it is possible that the transaction screens and the environmental site assessments relating to any one of the properties did not reveal all environmental conditions, liabilities, or compliance concerns. It is also possible that there are material environmental conditions, liabilities or compliance concerns that arose at a property after the related review was completed.

Unexpected costs associated with compliance with the Americans with Disabilities Act and other laws would impair our operating performance.

         Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers. Additional federal, state and local laws exist that are related to access by disabled persons. These laws also may require modifications to our properties or restrict renovations of our properties. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1991 to be designed and constructed so as to be accessible to the handicapped. Non-compliance with the ADA, FHAA and similar laws could result in the imposition of fines or an award of damages to private litigants.

         Boddie-Noell Enterprises is financially responsible for upgrading the restaurant properties should such properties not be in compliance with the ADA. However, in the event Boddie-Noell Enterprises fails to upgrade properly the restaurants and there is a determination that the restaurant properties are not in compliance with the ADA, we could still face the imposition of fines or an award of damages to private litigants. If we were required to make unanticipated expenditures to comply with the ADA or other laws, our cash flow and the amounts available for distributions to you may be adversely affected.

         The Federal Fair Housing Act and state fair housing laws prohibit discrimination on the basis of certain protected classes. We have a policy against these kinds of discriminatory behaviors and train our employees to avoid discrimination and the appearance of discrimination. We cannot assure you that an employee will not violate our policy against discrimination and violate the fair housing laws. Such a violation could subject us to legal action and awards of damages.

Because most of our directors have personal interests that could create a conflict with the interests of our stockholders, we may make decisions that are not in your best interest.

         Of our six directors, four have personal interests that could create a conflict between what is in the best interest of our security holders and what is in the best interest of each such director.

          o Messrs. Payne and Wilkerson are executive officers of the company;
          o Messrs. Chrysson and Gilley own significant stakes in the operating partnership.

         Such conflicts of interests could influence board members to take action that is not in the best interest of our security holders.

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

         Beginning with our taxable year ended December 31, 1987, we have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe that beginning with that taxable year we have been organized and have operated in a manner that enables us to qualify for taxation as a REIT, and we intend to continue to operate in such a manner. We can provide no assurance, however, that we have operated or will operate in a manner so as to qualify or remain qualified as a REIT. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT.

         If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates. We also could be subject to the federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to you would be reduced substantially for each of the years involved.

         At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

         As a REIT, we are subject to annual distribution requirements, including a requirement that we currently distribute at least 90% of our "REIT taxable income" to our common shareholders. These requirements limit the amount of cash we have available for other business purposes, including amounts to fund our growth.

         We expect that our cash flow will exceed our REIT taxable income, due to the allowance for depreciation and other non-cash charges in computing REIT taxable income. We anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the distribution requirement. It is possible, however, that we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or to distribute such greater amount as may be necessary to avoid income and excise taxation. In such event, we may find it necessary to borrow funds to pay the required distribution or, if possible, pay taxable stock dividends in order to meet the distribution requirement or avoid such income or excise taxation.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

         Even if we qualify as a REIT, we and our subsidiaries will be subject to certain federal, state and local taxes on our income and property that could reduce operating cash flow.

Our charter does not permit ownership in excess of 9.8% of our capital stock, and attempts to acquire our capital stock in excess of the 9.8% limit are void without prior approval from our board of directors.

         Our charter limits ownership of our capital stock by any single stockholder to 9.8% of the outstanding shares. The charter also prohibits anyone from buying shares if the purchase would cause us to lose our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning 50% or more of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

     o    will consider the transfer to be null and void;

     o    will not reflect the transaction on our books;

     o    may institute legal action to enjoin the transaction;

     o will not pay dividends or other distributions with respect to those shares;

     o    will not recognize any voting rights for those shares;

     o    will consider the shares held in trust for the benefit of the company;
          and

     o will either direct the affected person to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, it will be at a price equal to the lesser of:

               (a)  the price paid by the transferee of the shares or

               (b) the average of the last reported sales prices on the American Stock Exchange on the 10 trading days immediately preceding the date fixed for redemption by our board of directors.

An individual who acquires shares that violate the above rules bears the risk that (1) he may lose control over the power to dispose of the shares, (2) he may not recognize profit from the sale of such shares if the market price of the shares increases and (3) he may be required to recognize a loss from the sale of such shares if the market price decreases.

Because provisions contained in Maryland law and our governing documents discourage hostile takeover attempts, investors may be prevented from receiving a "control premium" for their shares.

         Provisions contained in our charter and bylaws, as well as Maryland general corporation law and the partnership agreement of the operating partnership, discourage hostile takeovers, which may prevent stockholders from receiving a "control premium" for their shares. These provisions include the following:

     o Ownership Limit. The 9.8% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our board of directors.

     o Required Consent of the Operating Partnership for Significant Corporate Action. A provision in the operating partnership agreement prohibits us from engaging in certain transactions that could result in a change of control without the approval of the holders of a majority of the outstanding units, including units that we own. While we expect that we will always hold a majority of the outstanding units, we cannot guarantee that this will be the case. If we ever own less than a majority of the outstanding units, this voting requirement might limit the possibility for an acquisition or change in control of the company, even if such acquisition or change in control would be in your (the stockholders') best interests. As of December 31, 2005, we owned 80% of the operating partnership common units.

     o Anti-Takeover Protections of Operating Partnership Agreement. The operating partnership agreement contains provisions relating to limited partners' redemption rights in the event of certain changes of control of the company. These provisions require an acquiror to maintain the operating partnership structure and to maintain a limited partner's right to continue to hold units with future redemption rights. Such provision could have the effect of discouraging a third party from making an acquisition proposal, even if such proposal were in our stockholders' best interests.

     o Poison Pill. We adopted a preferred share purchase rights plan (sometimes referred to as a "poison pill") in March 1999. The plan involves the issuance of preferred share purchase rights to all stockholders. The rights entitle stockholders to purchase capital stock at a discount if a person or group purchases or makes a tender offer for 15% or more of our common stock. Our board of directors may redeem the rights at $.01 per right until the acquisition of 15% or more of our common stock by a person or group. The purpose of the poison pill is to ensure that any potential purchaser of the company must negotiate with our board before an acquisition. The poison pill may discourage offers for the company, even those in the best interest of the stockholders.

     o Maryland's Unsolicited Takeovers Act. In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

               o    stagger our board of directors into three classes;
               o provide that only remaining directors may fill a vacancy on the board;
               o    provide  that only the board can fix the size of the  board;
                    and
               o require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.

If we lose any of our executive officers, our operating performance could suffer.

         We are dependent on the efforts of our executive officers, particularly Philip S. Payne, D. Scott Wilkerson, Pamela B. Bruno and Eric S. Rohm. While we believe that we could find replacements for these key personnel, if necessary, the loss of their services could have an adverse effect on our operations. Messrs. Payne, Wilkerson and Rohm and Ms. Bruno have entered into employment contracts with us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

Apartment Communities

         Through the operating partnership, we own and operate 30 apartment communities consisting of 7,946 apartment units. We also serve as general partner of limited partnerships that own three apartment properties with 713 apartment units, which we also manage. For the fourth quarter of 2005, our average economic occupancy rate was 94.1%, and our average monthly revenue per occupied unit was $746. The average age of the apartment communities is 14 years. Our apartment communities are generally wood framed, two- and three-story buildings, with exterior entrances, individually metered gas and electric service, submetered water service, and individual heating and cooling systems.

         Our apartment units are comprised of 38% one-bedroom units, 54% two-bedroom units, and 8% three-bedroom units. The units average 980 square feet in area and are well equipped with modern appliances and other conveniences. Our communities generally include swimming pools, tennis courts and clubrooms, and most have exercise facilities.

         As of December 31, 2005, our total investment, on a historical cost basis, in our 30 owned apartment communities was $509.8 million, and the net carrying value of our 30 apartment communities was $442.4 million (an average of $14.7 million per community). In addition, we include three apartment properties owned by limited partnerships that we consolidate, with a cost basis of $49.8 million and net carrying value of $42.1 million. The apartment properties are held subject to loans, discussed in the notes to the financial statements.

         The table at page 17 summarizes information about each of our apartment communities.

Restaurant Properties

         We lease the restaurant properties on a triple-net basis to Boddie-Noell Enterprises, Inc. under a master lease. The master lease, as amended in 1995, has a primary term expiring in December 2007, but grants Boddie-Noell Enterprises three five-year renewal options. Boddie-Noell Enterprises pays annual rent equal to the greater of the specified minimum rent or 9.875% of food sales from the restaurants. Under certain conditions, and subject to our approval, Boddie-Noell Enterprises has the right to substitute another restaurant property for a property covered by the lease. Assuming renewal of the lease, after December 31, 2007, Enterprises has the right to terminate the lease on up to five restaurant properties per year by offering to purchase them under specified terms.

       The original lease was for 47 restaurant properties. Since 1999, we have sold seven restaurant properties deemed non-economic to Boddie-Noell Enterprises under an agreement that allowed the lessee to close up to seven restaurants and buy them back for no less than net carrying value. As a result of these sales, we received total proceeds of $4.4 million, which equaled the net carrying value of the properties.

         The minimum rent on the remaining 40 restaurants is $3.8 million per year.

         The average acquisition cost of the original 47 restaurant properties was $920,000 per property. The net carrying value of the 40 restaurant properties held at December 31, 2005, was $24.8 million (an average of $620,000 per property). The restaurant properties are held subject to a line of credit loan, discussed in the notes to the financial statements.

         The restaurant properties are operated by Boddie-Noell Enterprises, which is responsible for all aspects of the operation, maintenance and upkeep of the properties. In addition, Boddie-Noell Enterprises is responsible for the cost of any improvement, expansion, remodeling or replacement required to keep the properties competitive or in conformity with applicable codes and standards.

         Thirty-nine of the restaurant properties are operated as Hardee's restaurants pursuant to franchise agreements with Hardee's Food Systems, Inc. One property is operated as a "B-B-Q & Ribs" restaurant. Boddie-Noell Enterprises converted this property to the B-B-Q & Ribs concept in 2002 and paid for the entire cost of the conversion, approximately $500,000. There is no applicable franchise agreement for the converted restaurant, as Boddie-Noell Enterprises owns the B-B-Q & Ribs concept.

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

         The locations of our restaurant properties are listed on page 19 of this Annual Report.

Property Insurance

         We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In addition, properties that we manage but do not own are covered by insurance policies under which we are a named insured. Our restaurant properties are subject to an indemnification agreement whereby Boddie-Noell Enterprises, the lessee, is responsible for all claims, including those relating to environmental matters, arising from a restaurant property. Boddie-Noell Enterprises is required to provide insurance, which identifies the company as a named insured, on each restaurant property.

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

                     INFORMATION ABOUT APARTMENT COMMUNITIES

                                                                              Total       Apartment
                                       No. of                               Rentable      Unit Type
                                       Apt.    Year      Date      Total      Area      1     2     3
    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- -----
Owned communities:
Abbington Place     Greensboro, NC       360      1997     12/97      37.4    400,728    96   216    48
Allerton Place      Greensboro, NC       228      1998      9/98      19.2    241,842    54   126    48
Barrington Place    Charlotte, NC        348      1999      5/02      29.3    386,964   132   192    24
Brookford Place     Winston-Salem, NC    108      1998      5/02       6.3    103,392    36    72     -
Carriage Club       Mooresville, NC      268      2000      6/04      22.5    253,114   110   136    22
Chason Ridge        Fayetteville, NC     252      1994      1/99      29.1    246,886    56   164    32
Fairington          Charlotte, NC        250      1981      8/04      32.0    267,300   108   106    36
Hamptons            Charlotte, NC        232      1986     10/05      33.1    245,338    28   184    20
Laurel Springs 1    High Point, NC       240      2003      3/05      19.0    228,000   120   120     -
Laurel Springs 2    High Point, NC        96      2004      3/05       7.9    122,808     -    24    72
Madison Hall        Clemmons, NC         128      1997      8/98      10.5    110,352    42    86     -
Mallard Creek 1     Charlotte, NC        184      1988     12/94      18.4    167,920    67   117     -
Mallard Creek 2     Charlotte, NC        288      1997      8/03      25.0    321,190   103   140    45
Marina Waterfront   Cornelius, NC        290      1994      9/02      33.6    254,356   128   126    36
Oak Hollow 1        Cary, NC             222      1983      7/98      30.0    215,960    56   165     -
Oak Hollow 2        Cary, NC             240      1986     12/00      26.8    220,840   160    80     -
Oakbrook            Charlotte, NC        162      1985      6/94      16.4    178,668    32   120    10
Paces Commons       Charlotte, NC        336      1988      6/93      24.8    322,046   154   142    40
Paces Village       Greensboro, NC       198      1988      4/96      15.5    167,886    88   110     -
Pelham              Greenville, SC       144      1985      3/03      10.1    158,264    40   104     -
Pepperstone         Greensboro, NC       108      1992     12/97      10.1    113,076     -   108     -
Salem Ridge         Winston-Salem, NC    120      1984      3/05       6.8     87,784    40    80     -
Savannah Place      Winston-Salem, NC    172      1991     12/97      15.4    182,196    44   128     -
Southpoint          Durham, NC           192      1987      9/04      14.5    176,352   132    60     -
Summerlyn Place     Burlington, NC       140      1998      9/98      12.1    156,756    48    84     8
Waterford Place     Greensboro, NC       240      1997     12/97      20.6    277,296    72   120    48
Woods Edge          Durham, NC           264      1985      6/98      32.4    268,620    66   198     -
Wind River          Durham, NC           346      2000      5/04      29.4    391,120   128   153    65

Canterbury          Myrtle Beach, SC     630      1999      3/05      41.1    518,400   274   356     -
Paces Watch         Mt. Pleasant, SC     232      1987      5/05      19.7    201,068   132   100     -
Waverly Place       N. Charleston, SC    240      1986      4/05      21.3    194,994   114   126     -

Latitudes           Virginia Beach, VA   448      1989     10/94      24.9    358,700   269   159    20
Timbers             Richmond, VA         240      1989     10/05      27.7    232,973    58   146    36



                                        Weighted                               Average
                                         Average     Average Economic      Monthly Revenue
                                        Apt. Size   Occupancy Percent(1)  per Occupied Unit
    Community           Location        (Sq. Ft.)  2005    2004   2003   2005    2004   2003
------------------- ------------------- ---------- ------ ------- ------ ------ ------- ------
Owned communities:
Abbington Place     Greensboro, NC          1,113   93.8    94.2   90.9   $779    $760   $764
Allerton Place      Greensboro, NC          1,061   95.1    94.8   91.4    806     790    745
Barrington Place    Charlotte, NC           1,112   94.6    94.4   94.3    771     756    748
Brookford Place     Winston-Salem, NC         961   96.0    97.0   95.1    683     679    667
Carriage Club       Mooresville, NC           944   96.0    95.3      -    757     743      -
Chason Ridge        Fayetteville, NC          980   93.8    96.4   96.6    781     797    753
Fairington          Charlotte, NC           1,069   94.7    93.7      -    733     708      -
Hamptons            Charlotte, NC           1,057   96.0       -      -    711       -      -
Laurel Springs 1    High Point, NC            950   94.0       -      -    634       -      -
Laurel Springs 2    High Point, NC          1,279   89.6       -      -    846       -      -
Madison Hall        Clemmons, NC              862   95.4    94.0   94.2    602     600    578
Mallard Creek 1     Charlotte, NC             912   94.5    95.0   93.3    643     635    663
Mallard Creek 2     Charlotte, NC           1,115   93.5    93.8   92.0    783     747    739
Marina Waterfront   Cornelius, NC             877   95.3    94.6   91.0    837     772    750
Oak Hollow 1        Cary, NC                  982   96.5    93.9   90.0    614     616    617
Oak Hollow 2        Cary, NC                  920   91.9    92.0   89.1    605     604    599
Oakbrook            Charlotte, NC           1,100   94.3    94.6   91.9    729     698    709
Paces Commons       Charlotte, NC             958   94.5    95.2   92.2    667     632    660
Paces Village       Greensboro, NC            848   96.0    94.9   94.3    678     675    654
Pelham              Greenville, SC          1,106   94.7    95.6   91.1    570     559    569
Pepperstone         Greensboro, NC          1,047   96.7    96.3   93.8    696     668    655
Salem Ridge         Winston-Salem, NC         732   97.3       -      -    531       -      -
Savannah Place      Winston-Salem, NC       1,059   93.1    93.0   93.4    727     716    699
Southpoint          Durham, NC                919   96.1    91.3      -    702     690      -
Summerlyn Place     Burlington, NC          1,120   95.6    94.3   93.5    827     826    832
Waterford Place     Greensboro, NC          1,155   94.5    95.1   91.8    904     883    852
Woods Edge          Durham, NC              1,018   94.0    93.6   92.7    694     705    722
Wind River          Durham, NC              1,130   94.4    86.1      -    800     820      -

Canterbury          Myrtle Beach, SC          822   96.6       -      -    621       -      -
Paces Watch         Mt. Pleasant, SC          867   96.2       -      -    856       -      -
Waverly Place       N. Charleston, SC         812   93.9       -      -    658       -      -

Latitudes           Virginia Beach, VA        800   96.3    97.5   96.5    978     919    873
Timbers             Richmond, VA              971   88.3       -      -    871       -      -

(1) Average economic occupancy is calculated as gross potential rent less vacancy, divided by gross potential rent.



                                                                   (continued)


                                                                              Total       Apartment
                                       No. of                               Rentable      Unit Type
                                       Apt.    Year      Date      Total      Area      1     2     3
    Community           Location       Units   Compl   Acquired   Acreage   (Sq. Ft.)   BR    BR    BR
------------------- ------------------ ------ -------- ---------- --------- ---------- ----- ----- -----

Consolidated communities:
Marina Shores       Virginia Beach, VA   392      1991      1/05      16.3    379,030   126   187    79
Villages            Carrboro, NC         264      1975      1/05      19.7    252,766   139   125     -
Villages Phase 5    Carrboro, NC          57      1987      1/05       5.3     54,177    25    24     8




                                         Weighted                               Average
                                          Average     Average Economic      Monthly Revenue
                                         Apt. Size   Occupancy Percent(1)  per Occupied Unit
    Community           Location         (Sq. Ft.)  2005    2004   2003   2005    2004   2003
------------------- ------------------ - ---------- ------ ------- ------ ------ ------- ------

Consolidated communities:
Marina Shores       Virginia Beach, VA         967   96.7       -      -  1,173       -      -
Villages            Carrboro, NC               957   89.8       -      -    666       -      -
Villages Phase 5    Carrboro, NC               950   94.5       -      -    779       -      -

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

Denver
  Route 16

Eden
  202 West Kings Highway

Fayetteville
  3505 Ramsey Street
  360 North Eastern Blvd.

Hillsborough
  380 S. Churton Street

Kinston
  200 West Vernon Street
  1404 Richlands Street

Newton
  South Ashe & North "D"

Siler City*
  Chatham Shopping Center

Spring Lake
  400 South Main Street

Thomasville
  1116 East Main Street
  Randolph Street

*operated as a "B-B-Q & Ribs."  All other sites are operated as "Hardee's."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

         Our common stock is traded on the American Stock Exchange under the symbol "BNP." There were 1,230 common shareholders of record on February 28, 2006. The table below shows, for the periods indicated, the range of high, low, and closing sale prices of our common stock as reported by the American Stock Exchange and the dividends paid per share. As of February 28, 2006, the closing price of the company's common stock was $17.15 per share.

                                                                                               Dividends
                                                          Stock Price                             Paid
                                            High              Low              Close           Per Share
                                      ----------------- ----------------- ----------------- -----------------
2005:
   Fourth quarter                         $ 16.05           $ 13.53           $ 16.00            $ 0.25
   Third quarter                            16.04             13.75             14.35              0.25
   Second quarter                           16.10             15.45             16.00              0.25
   First quarter                            16.29             15.65             16.00              0.25

2004:
   Fourth quarter                         $ 16.20           $ 13.62           $ 16.10            $ 0.25
   Third quarter                            13.90             12.80             13.68              0.25
   Second quarter                           13.24             12.35             13.14              0.25
   First quarter                            13.35             11.50             13.17              0.25

         We have paid regular quarterly dividends to holders of our common stock since our inception, and we intend to continue to do so. In January 2006, the Board of Directors declared a regular quarterly dividend of $0.26 per common share, payable February 15, 2006, to shareholders of record on February 1, 2006.

         We anticipate that we will pay all dividends from current funds from operations. We expect distributions to substantially exceed the 90% annual distribution requirement for a REIT.

         We have a dividend reinvestment plan that is available to all shareholders of record. Under this plan, as amended in February 2004, the plan administrator, Wachovia Bank, N. A., reinvests dividends on behalf of plan participants in our common stock. We will either issue new shares or direct Wachovia to purchase shares on the open market. In addition, shareholders who participate in the plan may elect to make direct cash investments or supplement their reinvestment program with additional cash investments of any amount from $25 to $25,000 per quarter. Participants do not pay any commissions on stock purchased under the plan.

         We have included information regarding securities authorized for issuance under equity compensation plans in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

Sales of Unregistered Securities

         On January 26, 2005, we acquired Boddie Investment Company ("BIC") through a merger. Because of this merger, we succeeded BIC as the general partner of, and acquired an economic interest in, three limited partnerships. As consideration in the merger, we privately issued 508,578 shares of common stock pursuant to the exemption provided by Section 4(2) of the Securities Act. We issued those shares, which had a value on that date of $16.10 per share, to B. Mayo Boddie and Nicholas B. Boddie. Upon closing the merger, we canceled 72,399 shares of our common stock that BIC held immediately before the merger. The value of the transaction, before the impact of the cancelled shares, was $8.2 million based on the $16.10 per share value.

         In 2001, 2002 and 2003, we issued a total of 909,090 shares of our Series B Cumulative Convertible Preferred Stock ("preferred stock") to a single investor for total proceeds of $10.0 million in cash. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) of the Act. The purchaser was Preferred Investment I, LLC, an accredited investor, and offers were not accompanied by any form of general solicitation. The managing member of the purchaser became one of our directors in 2001.

         In October 2005, we notified the holder of our preferred stock that the company was exercising its option to redeem all 909,090 shares of the preferred stock. In accordance with the certificate of designation governing the preferred stock, the holder elected to convert all of the shares of preferred stock to shares of the company's common stock. Accordingly, on November 14, 2005, the company issued 909,090 shares of its common stock and cancelled 909,090 shares of preferred stock. The transaction was accomplished pursuant to the exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in this Annual Report. This information is not intended to be a replacement for the financial statements.

         This financial information includes all apartment communities and restaurant properties that we owned or included in our consolidation for each period shown.


                                                              Year ended December 31
                                          2005          2004           2003          2002           2001
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Operating data: (1)
Revenue:
   Apartment rental income             $  67,029     $  44,929      $  37,475     $  32,890      $  30,867
   Restaurant rental income                3,830         3,830          3,908         4,021          4,053
   Other income                            1,154         1,227          1,277         1,253          1,342
                                      ------------- -------------- ------------- -------------- -------------
Total revenue                             72,012        49,986         42,660        38,164         36,262
Expenses:
   Apartment operations                   26,243        18,119         15,458        12,682         11,182
   Administrative costs                    6,255         4,520          3,907         3,358          2,956
   Interest and penalties paid at
     debt refinance                       24,701        14,445         13,000        11,452         11,100
   Depreciation                           16,602        11,491         10,040         8,794          7,828
   Amortization and write-off
     of loan costs                           726           450            322           351            725
   Deficit distributions to
     minority partners,
     consolidated LPs                      7,861             -              -             -              -
                                      ------------- -------------- ------------- -------------- -------------
Total expenses                            82,389        49,025         42,727        36,637         33,792
                                      ------------- -------------- ------------- -------------- -------------
                                         (10,377)          961            (66)        1,527          2,470
Loss (income) attributed to
   minority interests -
   - Consolidated limited
     partnerships                            350             -              -             -              -
   - Operating partnership                 1,975             1            174          (279)          (567)
                                      ------------- -------------- ------------- -------------- -------------
(Loss) income from
   continuing operations                  (8,052)          962            107         1,248          1,902
Income from
   discontinued operations, net            6,563            77              -             -              -
                                      ------------- -------------- ------------- -------------- -------------
Net (loss) income                         (1,488)        1,039            107         1,248          1,902
Cumulative preferred dividend               (833)       (1,000)          (661)         (323)            (3)
                                      ------------- -------------- ------------- -------------- -------------
Income (loss) attributed to common
   shareholders                        $  (2,322)    $      39    $      (553)    $    925     $     1,900
                                      ============= ============== ============= ============== =============
Earnings per share, basic and
   diluted -
   (loss) income attributed to
   common shareholders                 $   (0.25)    $    0.01     $    (0.09)   $    0.16     $      0.33
                                      ============= ============== ============= ============== =============
Dividends per common share             $    1.00     $    1.00     $     1.00    $    1.24     $      1.24
                                      ============= ============== ============= ============== =============
Balance Sheet data:
Real estate assets (before
   accumulated depreciation)
   - Apartment communities             $ 559,560     $ 389,119      $ 299,661     $ 275,713      $ 221,589
   - Restaurant properties                37,405        37,405         37,405        39,159         39,159
Real estate assets, net                  509,297       360,071        281,014       265,423        219,997
Total assets                             524,063       367,764        287,200       271,723        225,385
Total debt                               436,712       286,425        229,714       211,585        162,330
Minority interests                        21,207        14,394         15,895        17,947         18,174
Shareholders' equity                      60,429        62,996         38,733        39,271         42,034


                                                              Year ended December 31
                                          2005          2004           2003          2002           2001
                                      ------------- -------------- ------------- -------------- -------------
                                                (in thousands, except per share and property data)
Apartment Properties data:
Apartment communities owned at year
   end                                        30            24             19            18             15
Apartment units owned
   at year end                             7,945         6,113          4,859         4,427          3,681
Average apartment
   economic occupancy                      94.7%         94.4%          92.8%         92.8%          93.9%
Average monthly revenue
   per occupied unit                   $     742     $     737      $     725     $     733      $     744

Other data:
Earnings before interest, taxes,
   depreciation and
   amortization (2)                    $  39,514     $  27,347      $  23,295     $  22,124      $  22,123
Funds from operations (2)                 13,133        11,447          9,313         9,998         10,702
Funds available
  for distribution (2)                    19,014         9,988          7,904         8,865          9,696
Net cash provided by
  (used in):
  Operating activities (3)             $  12,793     $  12,677      $   9,594     $  10,118      $  10,729
  Investing activities (3)               (61,444)      (52,848)       (25,275)      (32,669)        (2,401)
  Financing activities                    51,245        40,123         15,361        22,018         (7,966)
Weighted average number of shares and units outstanding:
    Preferred B shares                       790           909            601           293              2
    Common shares                          9,389         7,617          5,868         5,787          5,717
    Operating partnership
      minority units                       2,301         1,856          1,843         1,786          1,706


(1) We sold an apartment community in October 2005 that we originally acquired in July 2004. 2004 amounts have been reclassified to present the operations of this community as "discontinued operations."

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

      We calculated EBITDA as follows:


                                                              Year ended December 31
                                          2005          2004           2003          2002           2001
                                      ------------- -------------- ------------- -------------- -------------
                                                                  (in thousands)
      Net (loss) income                 $ (1,488)     $  1,039      $     107     $   1,248      $   1,902
      Interest and
        refinance penalties               24,701        14,445         13,000        11,452         11,100
      Depreciation                        16,602        11,491         10,040         8,794          7,828
      Deficit distributions to
        minority partners (a)              7,861             -              -             -              -
      Amortization and write-off of
        unamortized loan costs
                                             726           450            322           351            725
      Minority interests                    (668)           16           (174)          279            567
      Discontinued operations and
        gain on sale of real estate
        assets                            (8,220)          (95)             -             -              -
                                      ------------- -------------- ------------- -------------- -------------
      Earnings before interest,
        taxes, depreciation (and
        deficit distributions) and
        amortization                    $ 39,514      $ 27,347      $  23,295     $  22,124      $  22,123
                                      ============= ============== ============= ============== =============

      (a)Deficit distributions to minority partners are charges recognized in our statement of operations when a consolidated limited partnership distributes cash to a minority partner in excess of the positive balance in such partner's capital account. Deficit distributions to minority partners may occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, deficit distributions to minority partners represent, in substance, either our recognition of depreciation previously allocated to that partner or a cost related to the minority partner's share of real estate appreciation.

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

      Funds available for distribution is frequently referred to as "FAD." We calculate FAD as FFO plus non-cash expenses, plus (less) gains (losses) from sale of property, less recurring capital expenditures. We believe that, together with net income and cash flows from operating activities, FAD provides investors with an additional measure to evaluate the ability of the operating partnership to incur and service debt, to fund acquisitions and other capital expenditures, and to fund distributions to shareholders and minority unitholders.

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

      We provide a reconciliation of net income to FFO, along with a reconciliation of net cash provided by operating activities to FAD, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations" in this Annual Report.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the information in this discussion and analysis of financial condition and results of operations may contain forward-looking statements. Please review our Caution Regarding Forward-Looking Statements at the beginning of this Annual Report. In addition, you should read this discussion in conjunction with the financial statements and notes thereto included in this Annual Report.

Overview

         2005 was by far the most active year in our history.

         During the year we continued to expand and improve our portfolio with the acquisition of eight apartment properties and the general partner interest in partnerships owning three apartment communities. As a result of these acquisitions the number of apartments we own increased by 30% and the number of units under our control increased by 42%. These new properties are consistent with our strategy of focusing on middle-market properties, in good to excellent locations, with good "bone structure". What is most interesting about the 2005 acquisitions is how they were acquired. Four of the properties were acquired in cash transactions; four were acquired using UpREIT units, and the three general partner interests were acquired through a corporate merger. We have emphasized in the past that we would be flexible in how we approached acquisitions, and the 2005 acquisitions illustrate that flexibility. Going forward we will continue to seek acquisitions similar to these. You should be aware, however, that in recent months pricing for apartment communities has become very competitive. While we intend to continue to expand the portfolio, we will be very judicious and will only purchase where we believe it to be in our best long-term interest.

         An essential part of our strategy of providing high quality middle market housing is maintaining our properties to very high standards. Integral to this is our rehabilitation program. We believe that we can create value by updating older properties that are otherwise structurally sound and have solid market locations. During the year we completed rehabilitation projects at two of our apartment properties. We will continue to seek properties that present this type of opportunity.

         In 2005 we began a major effort to improve the efficiency of our corporate operations and to better position ourselves for future growth. To this end, we added a Vice President of Operations in 2005 and began a ground-up review of our operating systems. By year end we had implemented a number of significant changes and anticipate more to come. While there have been significant costs associated with this project, we believe that the long-term benefits warrant the expenditures.

         One of our primary concerns entering 2005 was our exposure to rising interest rates. In this report last year we said that we intended to monitor the situation and that we might take steps to reduce our exposure if we felt it was warranted. Shortly before year end we decided to replace $47.8 million of fixed rate loans carrying interest rates of 6.97% with $73.8 million of fixed rate loans carrying interest rates of approximately 5.53%. We used approximately $22.3 million of the net proceeds of the refinance to pay down our variable-rate line of credit. At year end the interest rate on that line of credit was approximately 6.12%. As part of the refinancing of these loans we incurred approximately $1.6 million in one-time prepayment fees that are a charge against net income, funds from operations and funds available for distribution. While the year-end refinance transactions had an immediate negative impact on our reported results for 2005, we believe the long-term impact of these transactions will be quite beneficial. As a result of these transactions, we have substantially reduced our exposure to increases in interest rates and the low fixed rates obtained on the replacement loans will result in substantial interest savings over the next few years.

         A highlight of 2005 was the sale of Savannah Shores Apartments. This was the first time in our history that we have sold an apartment community. When we buy a property we generally expect to own and operate the property for ten years or more. Savannah Shores was no exception, but dynamic market conditions led to our receiving unsolicited offers for the property at prices we felt warranted an immediate sale. You should not view the sale of Savannah Shores as a change in our business strategy. We still believe that holding properties for long periods of time is generally in our best interest. However, we are open to shorter holding periods when the situation warrants.

         From an operational point of view, 2005 was a good year for us. We saw continued improvement in apartment operating results with "same-units" NOI growth of 4.7% in 2005. This was primarily the result of a 2.4% increase in "same-units" apartment revenue. We entered 2005 with high occupancy and anticipated that any increase in rental revenue would, by necessity, come from increasing rental rates. While maximizing apartment revenue is always a balancing act between occupancy and rental rate, we were relatively pleased with our ability to increase rental rates in 2005 without having to sacrifice occupancy.

         Overall, we were pleased with our operating results for 2005. Total funds from operations showed good improvement, 14.7%, despite the fact that we incurred approximately $1.6 million in one-time prepayment charges related to our year-end refinancing transactions. Funds from operations per share for the year declined to $1.13, but again this was net of the one-time refinancing charges that equated to approximately $0.14 per share.

         We are quite optimistic about 2006. We have a solid portfolio of extremely well maintained apartment properties in excellent locations. We are confident that given our properties, our markets, our strategy, and the current economic environment, we will be able to achieve reasonable growth in apartment rental income in 2006. We believe that the key to success in 2006 will be basic apartment operations - marketing, leasing, and maintenance - something with which we are particularly comfortable and adept.

Capital Resources and Liquidity

Capital Resources

         We completed a number of significant investing and financing transactions in 2005. In addition, and for the first time in our history, we entered into and completed a contract for sale of an apartment community.

         Our balance sheet at December 31, 2005, compared to December 31, 2004, reflects significant growth and complexity in our financial reporting. We provide the following supplemental consolidating summary information, in response to requests from members of the investment community, for use in understanding the changes in our structure:

                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)         (000's)

Balance Sheet at December 31, 2005, compared to December 31, 2004:
Real estate investments, net
   of depreciation                     $ 509,297    $       -     $ 42,044     $ 467,253        $ 360,071
Cash and cash equivalents                  3,111            -          805         2,306              517
Prepaid expenses and
   other assets                            8,034       (3,586)         696        10,924            4,516
Deferred financing costs, net              2,380         (154)         604         1,930            1,545
Intangible assets, net                     1,240            -            -         1,240            1,115
                                      ------------- ----------- ------------- -------------    -------------
                                       $ 524,063      $(3,740)    $ 44,149     $ 483,653        $ 367,764
                                      ============= =========== ============= =============    =============

Notes payable                          $ 436,712      $(2,282)    $ 50,419     $ 388,576        $ 286,425
Accounts payable and
   accrued expenses                        1,419          (52)         139         1,332              897
Accrued interest                           1,345            -          204         1,141            1,264
Consideration due for acquisitions         1,000            -            -         1,000                -
Deferred revenue and
   security deposits                       1,950         (154)         122         1,982            1,787
                                      ------------- ----------- ------------- -------------    -------------
                                         442,426       (2,489)      50,884       394,031          290,373
Minority interests -
- Consolidated limited partnerships            -            -            -             -                -
- Operating partnership                   21,207            -            -        21,207           14,394
Shareholders' equity                      60,429       (1,251)      (6,735)       68,414           62,997
                                      ------------- ----------- ------------- -------------    -------------
                                       $ 524,063      $(3,740)    $ 44,149     $ 483,653        $ 367,764
                                      ============= =========== ============= =============    =============

(1) Effective January 26, 2005, we include the accounts of three real estate limited partnerships in our consolidated financial statements.

Acquisition of Boddie Investment Company; consolidated limited partnerships

         In January 2005, we acquired Boddie Investment Company ("BIC") through a merger. We issued 509,000 shares of our common stock valued at $8.2 million, and cancelled 72,000 shares of common stock that BIC held immediately before the merger. As a result of this acquisition, we assumed the role of general partner and acquired economic interests in three limited partnerships. Prior to this acquisition, we managed the apartment communities owned by these partnerships on a contract basis; we will continue to manage these properties.

         A summary of assets acquired in the BIC acquisition, along with our allocation of costs assigned to those assets, follows (all amounts in thousands):

   Investments in limited partnerships:
     Marina Shores Associates One, Limited Partnership (50% interest)               $  5,940
     The Villages of Chapel Hill Limited Partnership (1% interest)                         2
     The Villages of Chapel Hill - Phase 5 Limited Partnership (1% interest)               7
   BNP common stock held by BIC (which we immediately retired) 1,166
   Receivables from the Villages Partnership for general partners'
   advances and accrued interest thereon                                               1,220
                                                                                -------------
                                                                                    $  8,335
                                                                                =============

         Although the amounts related to this acquisition seem relatively insignificant at first glance, the accounting for the investments in limited partnerships is complex, and the impact on presentation of our consolidated financial statements is rather significant. We have included a detailed discussion of our accounting treatment for each of the investments in limited partnerships in Notes 1 and 2 of our financial statements included in this Annual Report on Form 10-K

         We acquired a 50% general partner interest in Marina Shores Associates One, Limited Partnership ("Marina Shores Partnership"). Under the terms of the partnership agreement, the general partner controls the activities of the partnership. We therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005, by applying traditional purchase accounting methods. We recorded our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value. We reflected the noncontrolling, or "minority," partner's 50% interest in the partnership's assets and liabilities at historical cost, except to adjust the minority partner's capital account (which was previously in a deficit balance) to $-0-. Very shortly before our acquisition of the 50% general partner interest, the Marina Shores real estate assets appraised for approximately $45 million, compared to net carrying value of approximately $11 million. The initial inclusion of the Marina Shores Partnership in our consolidation resulted in (amounts in thousands):

   Increase in real estate investments - 392 apartment units           $ 26,254
   Increase in net operating assets                                         950
   Increase in long term debt - first deed of trust                     (21,264)
   Minority interest in consolidated limited partnerships                     -
                                                                      ----------
     Increase in net assets                                            $  5,940
                                                                      ==========

         Very shortly after our acquisition of BIC, the Marina Shores Partnership refinanced its long-term debt and issued a $33.9 million fixed-rate first deed of trust note payable. This 10-year loan provides for interest at an effective rate of 5.1%. We have included a more detailed description of this note payable in Note 5 of our financial statements included in this Annual Report.

         The Marina Shores Partnership first applied proceeds of this loan to retire the existing debt, then distributed $6.8 million to its limited partner and $3.7 million to our operating partnership. In 2005, the Marina Shores Partnership made distributions totaling $7.9 million to its limited partner and $4.7 million to our operating partnership. The Marina Shores Partnership generates positive cash flows, and we currently expect that the Marina Shores Partnership will continue to make regular distributions of approximately $360,000 per year each to the limited partner and our operating partnership.

         Prior to consolidation in our financial statements, the fair value of the real estate held by the Marina Shores Partnership significantly exceeded its depreciated net book value because the underlying real estate had appreciated significantly since the Marina Shores Partnership's original formation in the late 1980s. In our initial consolidation of this partnership, we reset the minority limited partner's capital account to $-0-.

         Distributions to the limited partner subsequent to inclusion of the Marina Shores Partnership in our consolidated financial statements are, and will generally be, reflected as charges against income in our consolidated financial statements as "deficit distributions to minority partners." In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when a consolidated limited partnership makes distributions to a minority partner in excess of the positive balance in such partner's capital account. Deficit distributions represent, in substance, either our recognition of the depreciation previously allocated to the minority partner or a cost related to the minority partner's share of real estate appreciation. The cash outlay is, in fact, made by the consolidated limited partnership, and there is no economic effect to the operating partnership.

         We acquired a 1% general partner interest in The Villages of Chapel Hill Limited Partnership ("Villages Partnership"). We determined that the Villages Partnership is a variable interest entity, or "VIE," as defined by GAAP, because the limited partnership does not have sufficient equity to carry out its principal activities without additional subordinated financial support from the general partner. We also concluded that we are the "primary beneficiary" of the Villages Partnership. Because the Villages Partnership is a VIE and we are the primary beneficiary, we included the accounts of this partnership in our consolidated financial statements effective January 26, 2005, by recording all of the partnership's assets, liabilities and noncontrolling interests at fair value. In our initial consolidation of the Villages Partnership, we recorded the minority partners' capital accounts at $350,000. The initial inclusion of the Villages Partnership in our consolidation resulted in (amounts in thousands):

  Increase in real estate investments - 264 apartment units          $ 14,188
  Increase in net operating assets                                        145
  Increase in long-term debt - first deed of trust                    (12,094)
  Subordinated long-term debt to BNP*                                  (1,888)
  Minority interest in consolidated limited partnerships                 (350)
                                                                    ----------
    Increase in net assets                                           $      2
                                                                    ==========
         * The subordinated long-term debt to BNP is eliminated in consolidation against related receivable balances.

         We acquired a 1% general partner interest in The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership"). Under the terms of the partnership agreement, the general partner controls the activities of the partnership; we therefore included the accounts of this partnership in our consolidated financial statements effective January 26, 2005, by applying traditional purchase accounting methods. The initial inclusion of the Villages - Phase 5 Partnership in our consolidation resulted in (amounts in thousands):

  Increase in real estate investments - 57 apartment units           $   2,596
  Increase in net operating assets                                         239
  Increase in long term debt - first deed of trust                      (2,828)
  Minority interest in consolidated limited partnerships                     -
                                                                     ----------
    Increase in net assets                                           $       7
                                                                     ==========

         We allocate proportional income and losses of the consolidated limited partnerships to minority partners; however, we may allocate losses to a minority partner only to the extent of the carrying amount of the interest of that minority partner. When losses attributable to the minority limited partners of a consolidated limited partnership exceed their positive capital balances, we record a charge to our earnings, even though there is no cash outlay by the operating partnership. During 2005, after losses of the Villages Partnership reduced the minority limited partners' capital accounts to $-0-, we recorded charges for losses (resulting primarily from depreciation) of the consolidated limited partnerships totaling $126,000.

Acquisition of Shugart properties

         In March 2005, we completed the acquisition of a portfolio of four apartment properties from entities that we call the "Shugart Parties." The aggregate purchase price for the properties totaled $52.1 million, including approximately $0.3 million in net operating assets, paid through assumption or refinancing of $42.8 million of debt on the properties and $9.3 million paid in operating partnership units with an imputed value of $13.50 per unit. Under the terms of the exchange agreements, we issued 689,000 operating partnership units at closing, and will issue an additional 74,000 deferred units in March 2006. The allocation of the purchase price includes the following significant components:


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

The assets and liabilities of these apartment properties are included in our consolidated financial statements as of March 31, 2005. We operate Laurel Springs and Laurel Springs II Apartments as one community.

         Immediately upon completion of this acquisition, we retired a $1.5 million variable rate note related to Canterbury Apartments. The remaining assumed debt includes three fixed-rate notes totaling $35.4 million at effective interest rates ranging from 5.0% to 6.8% and a $5.9 million variable-rate note with interest at 30-day LIBOR plus 1.9%. We have included a more detailed description of these notes payable in Note 5 of our financial statements included in this Annual Report.

Other acquisitions

         During 2005, we completed four additional apartment property acquisitions with combined contract prices totaling $73.5 million:

                                     Apt.
           Property                 Units      Contract Price      Date Acquired
---------------------------------- --------- ------------------- ---------------
                                                   (000's)

Waverly Place Apartments               240          $13,100       April 2005
Paces Watch Apartments                 232           20,450       May 2005
Hamptons Apartments                    232           17,500       October 2005
Timbers Apartments                     240           22,450       October 2005

         We made these acquisitions in separate transactions from unaffiliated third parties. For tax purposes, the acquisitions of Hamptons and Timbers were structured as a tax-deferred exchange under Section 1031 of the Internal Revenue Code in conjunction with the sale of Savannah Shores Apartments discussed below.

         In conjunction with these acquisitions, we issued three fixed-rate notes payable totaling $42.4 million and a variable-rate note payable with interest at 30-day LIBOR plus 1.65%. A more detailed description of these notes payable is included in Note 5 of our financial statements included in this Annual Report.

Sale of Savannah Shores Apartments

         During the third quarter of 2005, we received and accepted an unsolicited offer for Savannah Shores Apartments. Our business strategy is to purchase apartment properties with the expectation of holding and operating them for the long term. This was our intention with Savannah Shores; however, in view of the extraordinary pricing offered, we believe that completing this sale was in the best interest of our shareholders.

         We acquired Savannah Shores Apartments in July 2004 for an initial purchase price of $12.5 million, paid through issuance of operating partnership units with total imputed value of $0.1 million, assumption of $12.2 million in debt obligations, and assumption of $0.2 million net operating liabilities. The acquisition agreement provided for potential earn-out of additional purchase consideration of up to $1.7 million, which we paid through issuance of additional operating partnership units in October 2005.

         In October 2005, we sold Savannah Shores Apartments for a contract price of $22.75 million to an unaffiliated party. Net proceeds of the sale were $22.2 million, and we recorded a gain on the sale of real estate assets of $8.1 million. We applied the sale proceeds to retire a $9.0 million variable-rate note, then reinvested the remaining proceeds to acquire Hamptons and Timbers Apartments, discussed above.

Debt refinancing transactions

         During the second quarter of 2005, in refinance transactions, we issued two fixed-rate notes payable totaling $22.6 million. The new notes provide for interest at a 5.28% effective rate, interest-only payments through mid-2008, with amortizing payments thereafter through maturity in mid-2015. We applied proceeds of these notes to retire an $11.5 million variable-rate note payable, to retire a $5.5 million 8.55% fixed-rate note payable, and to reduce the outstanding balance on our revolving line of credit.

         In late December 2005, in conjunction with refinancing of existing debt, we issued five fixed-rate notes payable totaling $73.8 million. The new notes provide for interest at 5.57% and 5.66% effective rates, interest-only payments through 2013 and 2012, respectively, with amortizing payments thereafter through maturity in January 2016. We applied proceeds of these notes to retire $47.8 million in 6.97% fixed-rate, interest-only notes that were scheduled to mature in 2007, pay prepayment penalties of $1.6 million, and to reduce the outstanding balance on our revolving line of credit to $-0-.

         Short-term interest rates increased steadily throughout 2005, with expectations that both short- and long-term rates will rise in 2006. To reduce our exposure to the risk of rising interest rates, we elected to refinance a number of loans during 2005. While this decision did cause us to incur a substantial one-time charge of approximately $2.1 million associated with the prepayment of the refinanced loans, it also provides significant offsetting benefits.

     o As a result of the refinancing transactions, only 12.3% of our debt, on a consolidated basis, is floating (variable) rate;

     o The refinancing transactions allowed us to substantially reduce the interest rate on the loans that were replaced and to lock the rates for ten years. To a large extent, the interest savings from this rate reduction over the next two years will offset the prepayment penalties incurred; and

     o The refinancing freed up working capital that was trapped in the properties secured by the refinanced loans. Over the years, the properties secured by refinanced loans had appreciated in value. By refinancing, we were able to capture some of this appreciation in the form of additional loan proceeds. We used these proceeds to pay down our operating line of credit. As a result, we entered 2006 with a $-0-balance on our $40 million line of credit.

         A more detailed description of these transactions is included in Note 5 of our financial statements included in this Annual Report.

Line of credit facilities

         In conjunction with the various acquisition and financing transactions described above, during 2005 we made net draws on our revolving line of credit secured by Latitudes Apartments totaling $18.8 million, and made net payments of $29.0 million to reduce the outstanding balance to $-0- at December 31, 2005. In November 2005, we modified this line of credit to increase our maximum loan amount to $40.0 million and extend the term of the loan through January 2009. As of December 31, 2005, the full $40.0 million was available for future draw.

         In June 2005, we modified our line of credit secured by 40 restaurant properties to extend the maturity date to January 2008. We will be required to reduce the current $14.7 million balance of this loan by $833,000 in January 2007.

Equity transactions

         In November 2005, the company exercised its option to redeem all 909,000 shares of Series B Cumulative Convertible Preferred Stock ("preferred stock"), and the holder elected to convert all of the shares of preferred stock to shares of the company's common stock on a one-for-one basis.

         In August 2005, the Board of Directors granted and issued 200,000 restricted shares of the company's common stock to four of our executive officers. We refer to these shares as "nonvested shares" in our consolidated financial statements. All of the shares were unvested on the date of grant, and will vest 10% per year beginning July 1, 2006, and on each July 1 thereafter until fully vested. Because grantees fully participate in dividends, the fair value of the nonvested shares is equal to the market value on the grant date $15.70 per share, or a total of $3.1 million.

         In addition to the transactions described above, during 2005, we also:

     o Issued 57,500 shares of our common stock upon exercise of options by two employees for proceeds of $682,000;

     o Issued 52,000 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan for proceeds of $810,000; and

     o Issued 78,000 shares of our common stock to redeem the same number of operating partnership units from minority unitholders.

Capital structure at the end of 2005

         All of our properties are encumbered by or serve as collateral for debt. As of December 31, 2005, on a consolidated basis, long-term debt totaled $436.7 million, including $383.0 million of notes payable at effective fixed interest rates ranging from 5.0% to 7.4% (the weighted average rate for fixed-rate notes was 5.8%), and $53.7 million at variable rates indexed primarily on 30-day LIBOR rates. Of the $436.7 million in consolidated debt, $388.6 million is related to properties wholly owned by the company, and $48.1 million is related to properties in which the company owns a partial interest.

         A summary of scheduled principal payments on long-term debt is included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and in the notes to the financial statements included in this Annual Report. Significant scheduled balloon payments include maturities of:

          o    $7.9 million due in 2006 for two loans;

          o    $8.2 million due in 2007 for one loan;

          o    $63.2 million due in 2008, for eight loans;

          o    $41.5 million due in 2009, for three loans; and

          o    $18.3 million due in 2010, for one loan.

All of these loans are secured by real estate assets. The two loans maturing in 2006 are variable rate loans. At our option, we may extend one of these loans, with a balance of $5.8 million, to 2008. We are reasonably certain that we can extend or refinance these loans at rates at or below those currently in place.

         At December 31, 2005, we had 10.4 million common shares outstanding. In addition, there were 2.5 million operating partnership minority common units outstanding.

         We intend to pursue our growth strategy through the utilization of our flexible capital structure. This may include the issuance of operating partnership units, common stock and/or preferred stock, additional debt, and joint venture investments. We may use our lines of credit or variable- and fixed-rate, long-term debt to acquire and refinance apartment communities.

Cash Flows and Liquidity

         Net cash provided by operating activities totaled $12.8 million in 2005, compared to $12.7 million in 2004 and $9.6 million in 2003. The 2005 amount for cash flows from operating activities is net of $2.1 million in penalties paid in refinance activities. The increase in cash flows from operating activities reflects the positive impact of new apartment communities and improvements in apartments operating results.

         Investing and financing activities focused primarily on apartment acquisitions and capital expenditures at apartment communities, along with payments of dividends and distributions. During the three-year period, we acquired a total of 15 apartment properties, disposed of one apartment property and added three additional apartment properties in consolidation.

         We paid dividends to common shareholders of $0.25 per share per quarter in each quarter of 2005, 2004, and 2003. Our payout ratio (the ratio of common dividends plus distributions paid, divided by operating partnership funds from operations) was 87.0% in 2005, 82.1% in 2004, and 82.5% in 2003. Our 2005 payout ratio based on funds from operations adjusted to add back the one-time $2.1 million in penalties paid in refinance transactions would be 74.8%.

         In January 2006, we announced an increase in our regular quarterly dividend from $0.25 per share per quarter to $0.26 per share. We intend to pay dividends quarterly, expect that these dividends will substantially exceed the 90% distribution requirements for REITs, and anticipate that all dividends will be paid from current funds from operations.

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

         We received 5.3% of our revenue from continuing operations from rent received from Boddie-Noell Enterprises for use of our restaurant properties in 2005, compared to 7.7% in 2004 and 9.2% in 2003. Over time, we expect that restaurant rental income will continue to represent a decreasing percentage of our total revenue.

         Boddie-Noell Enterprises is a privately owned company with total assets exceeding $260 million and net equity exceeding $90 million. Its principal line of business is the operation of over 300 Hardee's restaurants. In addition to its Hardee's operations, Boddie-Noell Enterprises is the owner of Texas Steakhouse and Saloon, a casual dining concept; Cafe Carolina, a cafe bakery/fast casual dining concept; and B-B-Q & Ribs, a fast-food barbeque concept. Boddie-Noell Enterprises also operates a number of Moe's Southwestern Grills, a fast-food Mexican concept. In addition to its restaurant operations, Boddie-Noell Enterprises conducts extensive real estate investment and development activities through BNE Land and Development. These activities involve a full range of property types, including land, commercial, retail, office, apartment and single-family properties. Based on discussions with management and review of their financial statements, we believe that Boddie-Noell Enterprises will have sufficient liquidity and capital resources to meet its obligations under the master lease as well as its general corporate operating needs.

         There is no assurance that Boddie-Noell Enterprises will renew the master lease that currently expires in December 2007. In the event Boddie-Noell Enterprises elects to terminate the lease, we would cease to receive rental payments from Boddie-Noell Enterprises and would be forced to seek alternative tenants for the properties, find alternate uses for the properties, or sell the properties. In the event Boddie-Noell Enterprises does not renew the lease, there is no assurance that we will be able to fully replace the $3.8 million in revenue that we currently receive from Boddie-Noell Enterprises.

Results of Operations

Discontinued operations

         In October 2005, we sold Savannah Shores Apartments, an apartment community that we acquired in July 2004. In accordance with GAAP, we present the results of operations of this apartment community as discontinued operations in our statements of operations, for both 2005 and 2004. The change in presentation for the now discontinued operation does not have any impact on our financial condition or overall results of operations as previously presented.

         Unless specifically noted, the following discussion relates to results of continuing operations for both 2005 and 2004. Amounts for 2004 in these comparisons will differ from the amounts we provided in our 2004 Annual Report. Presentation of results of operations for 2003 is not affected by the classification of Savannah Shores Apartments as discontinued operations.

2005 compared to 2004

         Results of operations for 2005, compared to 2004, reflect significant growth in our company and increased complexity in our financial reporting. We provide the following supplemental consolidating information, in response to requests from members of the investment community, for use in comparing our operating results for 2005 and 2004:


                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)
Operating Results - 12 months ended December 31:
Revenues:
Apartment rental income                $  67,029    $           $    7,126    $   59,903       $   44,929
                                                            -
Restaurant rental income                   3,830            -            -         3,830            3,830
Management fee income                        131         (357)           -           488              761
Casualty gains                               668            -            -           668              269
Interest and other income                    355         (144)          31           467              197
                                      ------------- ----------- ------------- -------------    -------------
                                          72,012         (501)       7,157        65,356           49,986
Expenses:
Apartment operations                      26,243         (357)       3,018        23,582           18,119
Administration expenses                    6,255            -            -         6,255            4,520
Interest                                  22,555         (128)       2,473        20,211           14,445
Penalties paid at debt refinance           2,146            -          519         1,628                -
Depreciation                              16,602            -        1,392        15,211           11,491
Amortization, loan costs                     432          (16)          70           377              365
Write-off of unamortized loan costs
   at debt refinance                         294            -          160           134               85
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                         7,861            -        7,861             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          82,389         (501)      15,492        67,398           49,025
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income from
   continuing operations                 (10,377)           -       (8,335)       (2,042)             961
Income from
   discontinued operations                    88            -            -            88               95
Gain on sale of real estate assets         8,132            -            -         8,132                -
                                      ------------- ----------- ------------- -------------    -------------
(Loss) income before
   minority interests                     (2,156)   $       -   $   (8,335)   $    6,179            1,055
                                                    =========== ============= =============
Minority interests -
 - Consolidated limited partnerships
                                             350                                                        -
 - Operating partnership                     318                                                      (16)
                                      -------------                                            -------------
Net (loss) income                      $  (1,488)                                              $     1,039
                                      =============                                            =============

 (Loss) income before
   minority interest                   $  (2,156)   $       -   $   (8,335)   $    6,179       $     1,055
Casualty gains                              (668)           -            -          (668)             (269)
Gain on sale of real estate assets        (8,132)           -            -        (8,132)                -
Cumulative preferred dividend               (833)           -            -          (833)           (1,000)
Amortization, lease intangible               193            -            -           193                 -
Depreciation -
 - Continuing operations                  16,602            -        1,392        15,211            11,491
 - Discontinued operations                   259            -            -           259               170


                                                              2005                                 2004
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            (Owned
                                      Consolidated     Elim       LPs (1)      Properties      Properties)
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)
Deficit distributions                      7,861            -        7,861             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          13,125            -          917        12,208           11,447
Minority interest in FFO of
   consolidated limited partnerships
                                               8            -            8             -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(3)               $  13,133    $       -   $      925    $   12,208       $   11,447
                                      ============= =========== ============= =============    =============


(1) Effective January 26, 2005, we include the accounts of three real estate limited partnerships in our consolidated financial statements.
(2) In accordance with generally accepted accounting principles ("GAAP"), deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a minority partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost to the company or the operating partnership.
(3)  See discussion of funds from operations in footnote 2 at page 23.

Revenues

          Revenues in 2005 totaled $72.0 million, an increase of 44.1% compared to 2004. This increase is primarily attributable to increases in apartment revenues, our primary business activity. Apartment related income (apartment rental income plus income from management and investment activities) accounted for 94.7% of our total revenue in 2005, compared to 92.3% in 2004.

         Apartment rental income in 2005 totaled $67.0 million, an increase of 49.2%, or $22.1 million, compared to 2004. This increase is attributable to:

     o Apartment acquisitions in 2004 and 2005 - these 11 owned communities contributed $18.4 million in 2005, compared to $4.3 million in 2004. The first of these communities was acquired in May 2004;

     o Apartment communities that we consolidate effective January 2005 - these three partial-interest communities contributed $7.1 million in 2005; and

     o Increased revenues at "same-units" communities - the 19 apartment communities that we owned as of January 1, 2004, contributed $41.5 million in 2005, compared to $40.6 million in 2004.

         On a same-units basis, average economic occupancy was 94.6% in 2005 compared to 94.8% in 2004, and average monthly revenue per occupied unit was $753 in 2005 compared to $734 in 2004. In 2005, for all owned apartment communities, average economic occupancy was 94.7%, and average revenue per occupied unit was $742.

         Apartments NOI (apartment rental income less apartment operating expenses) totaled $40.8 million in 2005, an increase of 52.1%, or $14.0 million, compared to 2004. On a same-units basis, apartments NOI increased by 4.7% in 2005 compared to 2004.

         Restaurant rental income totaled $3.8 million in both 2005 and 2004. We received the minimum rent specified in the lease agreement in both years. Under our master lease with Boddie-Noell

Enterprises, restaurant rental income payments are the greater of specified minimum rent or 9.875% of food sales. Minimum rent is set at approximately $8,000 per month, or $96,000 per year, per restaurant property. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

          Same-store sales (all 40 of the restaurant properties were open throughout all of 2005 and 2004) declined by 5.9% in 2005 compared to 2004. Sales at these restaurants would have to increase by 7.1% before we would receive percentage rent in excess of the minimum.

         Management fee income totaled $131,000 in 2005, compared to $761,000 in 2004. This decrease is consistent with expectations, and is attributable to the elimination of management fees for consolidated limited partnerships and our acquisition of four managed properties in the first quarter of 2005. Going forward, we expect that management fees will be insignificant.

         We recorded casualty gains of $668,000 in 2005 and $269,000 in 2004, related to fires that occurred at apartment properties - in each case, one building incurred significant damage. We received, or expect to receive, insurance proceeds for the casualties, against which we identified and wrote off the net carrying values of the assets destroyed. GAAP require us to recognize the difference between the insurance proceeds and the net carrying value of the destroyed assets as a gain. However, we intend to reinvest all of the insurance proceeds in replacement assets. We are insured for the losses, including rent continuation insurance that covers 100% of lost rental income.

Expenses

         Total expenses, including non-cash charges for depreciation, amortization and write-off of unamortized loan costs, totaled $82.4 million in 2005, an increase of 68.1% compared to 2004. This increase is primarily attributable to growth in the size of our apartment operations, along with charges for deficit distributions to a minority partner in a consolidated limited partnership.

         We reflect the unaffiliated partners' share of the underlying net assets of the three consolidated limited partnerships as "minority interest in consolidated limited partnerships." When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest as measured by GAAP, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost to the operating partnership. We report this charge in our consolidated financial statements of operations as deficit distributions to minority partners. We recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $7.9 million in 2005.

         Apartment operations expense totaled $26.2 million in 2005, an increase of 44.8%, or $8.1 million, compared to 2004. This line item includes only direct costs of on-site apartment operations. The increase is attributable to:

     o Apartment acquisitions in 2004 and 2005 - apartment operations expense for these 11 owned communities totaled $7.3 million in 2005, compared to $1.8 million in 2004; and

     o    Apartment  communities  that we consolidate  effective  January 2005 -
          apartment   operations   expense  for  these  three   partial-interest
          communities totaled $2.7 million in 2005.

On a same-units basis, apartment operations expense declined by 1.0% in 2005 compared to 2004.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration costs (the costs associated with oversight, accounting and support of our apartment management activities) totaled $3.2 million in 2005, an increase of 45.5%, or $1.0 million, compared to 2004. This increase is primarily attributable to additional corporate support and operations staff. In 2005 we began a major effort to improve our systems and operations - including adding a vice president of operations position, substantial upgrades to our computer systems, adding certain operational personnel and expanding our operating facility. Our objective in undertaking this effort is to increase the efficiency of our operations and to allow us to continue to grow without disruption. While this effort entails considerable up-front costs, we believe that it will yield significant long-term cost benefits.

         Corporate administration expense totaled $3.0 million in 2005, an increase of 31.6%, or $0.7 million, compared to 2004. This increase is primarily attributable to a $284,000 increase in professional fees associated with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and late audit fee billings, along with increases in executive compensation.

         Effective August 1, 2005, the Board of Directors granted and caused the company to issue 200,000 restricted shares of the company's common stock to four of our executive officers. We refer to these shares as "nonvested shares" in our consolidated financial statements. All of the shares were unvested on the date of grant, and will vest 10% per year beginning July 1, 2006, and on each July 1 thereafter until fully vested. During 2005, we recorded $143,000 in service cost related to nonvested common stock, included in corporate administration expense in our financial statements. We will continue to recognize the cost of these awards on a straight-line basis for each annual vesting period ending June 30 through 2015.

         Interest expense totaled $22.6 million in 2005, an increase of 56.1%, or $8.1 million, compared to 2004. This increase is primarily attributable to new debt issued or assumed in conjunction with acquisitions of apartment communities during 2004 and 2005, along with the impact of consolidating three limited partnerships in 2005. Overall, weighted average interest rates were 5.8% in 2005, compared to 5.7% in 2004, reflecting the impact of steady increases in variable interest rates over the last 12 months, mitigated somewhat by the favorable impact of our refinancing activities during 2005.

         During 2005 we recorded $2.1 million in charges for penalties paid at refinance of debt, including $519,000 paid by the Marina Shores Partnership in January 2005 and $1.6 million paid by the operating partnership in conjunction with refinance transactions in late December 2005.

         Depreciation expense totaled $16.6 million in 2005, an increase of 44.5%, or $5.1 million, compared to 2004. This increase is primarily attributable to acquisitions of apartment communities, along with depreciation expense for the apartment communities that we consolidate effective January 2005.

Net income

           Consolidated earnings from continuing operations before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance) and before the $7.9 million charge for deficit distributions to a minority partner totaled $14.8 million, an increase of 14.8%, or $1.9 million, compared to 2004. This increase reflects the positive impact of new apartment communities and improvements in apartment revenues, offset by $2.1 million in charges for prepayment penalties paid in loan refinance transactions.

         The net loss from continuing operations, before minority interests, totaled $10.4 million, compared to $1.0 million income before minority interests in 2004. The 2005 losses again reflect the impact of $2.1 million in prepayment penalties paid in loan refinance transactions, $0.3 million in charges to write off unamortized loan costs at refinance and $7.9 million in charges for deficit distributions to a minority partner (which involved no cash outlay or economic effect to the operating partnership).

         We allocate proportional income and losses of the consolidated limited partnerships, measured on a year-to-date basis, to minority partners. However, we may allocate losses to a minority partner only to the extent of the carrying amount of the interest of that minority partner. When losses attributable to the minority limited partners of a consolidated limited partnership exceed their positive capital balances, we record a charge, even though there is no cash outlay by the operating partnership. During 2005, we recorded charges of $126,000 to absorb losses that could not be allocated to minority partners' accounts. As of the end of 2005, all of the capital accounts of minority partners in the consolidated limited partnerships have been depleted, and we expect to continue to record charges for these losses going forward.

         Minority interests in the consolidated limited partnerships and the operating partnership absorbed $2.3 million of the consolidated losses from continuing operations in 2005. The comparable allocation to the minority interest in the operating partnership in 2004 was only $1,000. After allocating these losses to minority interests, the net loss from continuing operations was $8.1 million in 2005, compared to $1.0 million net income from continuing operations in 2004.

         Amounts for discontinued operations reflect the operating results of Savannah Shores Apartments from July 2004 through October 2005. Savannah Shores generated $88,000 in operating income in 2005, compared to $95,000 in operating income in 2004. In October 2005, we sold Savannah Shores Apartments for a contract price of $22.75 million to an unaffiliated third party. Net proceeds of the sale were $22.2 million, and we recorded a gain on the sale of real estate assets of $8.1 million. After allocating $1.7 million of the income from discontinued operations to operating partnership minority unitholders, income from discontinued operations totaled $6.6 million in 2005, compared to $77,000 in 2004. The net loss was $1.5 million in 2005, compared to net income of $1.0 million in 2004.

         In November 2005, we redeemed all of the outstanding shares of preferred stock in exchange for shares of our common stock. Because the preferred shareholder had priority over common shareholders for receipt of dividends prior to this conversion, we deduct the amount of net income to be paid to the preferred shareholder in calculating net income available to common shareholders - $833,000 in 2005 and $1.0 million in 2004.

         The net loss attributed to common shareholders in 2005 was $2.3 million, or $0.25 on a diluted per share basis, compared to net income in 2004 of $39,000, or $0.01 on a diluted per share basis.

2004 compared to 2003

Revenues

         Revenues in 2004 totaled $50.0 million, an increase of 17.2% compared to 2003. Apartment related income accounted for 92.3% of our total revenue in 2004, compared to 90.8% in 2003.

         Apartment rental income in 2004 totaled $44.9 million, an increase of 19.9%, or $7.5 million, compared to 2003. $6.0 million of this increase is attributable to rental income at six apartment communities that we acquired during 2004 and 2003. On a same-units basis (for the 4,427 units that we owned throughout all of both 2004 and 2003), apartment rental income increased by $1.4 million, or 4.0%, compared to 2003.

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

Expenses

         Total expenses, including non-cash charges for depreciation, amortization and write-off of unamortized loan costs, totaled $49.0 million in 2004, an increase of 14.7% compared to 2003.

         Apartment operations expense totaled $18.1 million in 2004, an increase of 17.2%, or $2.6 million, compared to 2003. This increase is primarily attributable to operating expenses at six apartment communities that we acquired during 2004 and 2003. On a same-units basis, apartment operations expense increased by only 0.3% in 2004 compared to 2003.

         Apartment administration expense totaled $2.2 million in 2004, an increase of 29.2% compared to 2003. Corporate administration expense totaled $2.3 million in 2004, an increase of 5.2% compared to 2003. These increases are attributable to additional corporate support staff, software and insurance costs, as well as approximately $100,000 spent in 2004 for development of compliance documentation required by Section 404 of the Sarbanes-Oxley Act of 2002.

         Interest expense totaled $14.4 million in 2004, an increase of 11.1%, or $1.4 million, compared to 2003. This increase reflects the impact of a net increase in outstanding debt, primarily at fixed rates, in 2004, related to apartment acquisitions. Overall, weighted average interest rates were 5.7% in 2004 and 5.9% in 2003.

         Depreciation expense totaled $11.5 million in 2004, an increase of 14.5%, or $1.5 million, compared to 2003. This increase is attributable to the addition of six apartment communities during 2004 and 2003 and the impact of additions and replacements at other apartment communities. We generally assign those additions and replacements shorter lives than the composite lives we assigned at the acquisition of the assets to which the additions and replacements relate.

Net income

         Earnings from continuing operations before non-cash charges for depreciation, amortization and write-off of unamortized loan costs totaled $12.9 million in 2004, an increase of $2.6 million, or 25.3%, compared to 2003. Net income from continuing operations, before minority interests, totaled $961,000 in 2004, compared to a loss of $66,000 in 2003.

         Net income (after the minority interest in the operating partnership net income or loss, and before deduction for cumulative preferred dividend) was $1.0 million in 2004, compared to $107,000 in 2003.

         Income attributed to common shareholders in 2004 was $39,000, or $0.01 on a diluted per share basis, compared to loss attributed to common shareholders in 2003 of $553,000, or $0.09 on a diluted per share basis.

         These favorable comparisons are primarily attributable to the positive impact of new apartment communities and improvements in apartment operating results.

Funds from Operations - 2005, 2004 and 2003

         Funds from operations and funds available for distribution are defined in footnote 2 at page 23. Both of these measures are made at the operating partnership level. You should read and understand that footnote before reviewing the following discussion.

         We calculated FFO of the operating partnership as follows:

                                                                     2005           2004           2003
                                                                --------------- -------------- --------------
                                                                   (000's)         (000's)        (000's)
Net (loss) income                                               $    (1,488)      $   1,039    $       107
Add income (loss) attributed to minority interests                     (668)             16           (174)
Less cumulative preferred dividend                                     (833)         (1,000)          (661)
Less gain on sale of real estate investments                         (8,132)              -              -
Less casualty gains                                                    (668)           (269)             -
Add amortization of in-place lease intangible                           193               -              -
Add depreciation -
 - continuing operations                                             16,602          11,491         10,040
 - discontinued operations                                              259             170              -
Add deficit distributions to minority partners of
   consolidated limited partnerships (1)                              7,861               -              -
Add minority interest in FFO of consolidated limited
   partnerships                                                           8               -              -
                                                                --------------- -------------- --------------
Funds from operations                                           $    13,133       $  11,447    $     9,313
                                                                =============== ============== ==============

(1) In accordance with GAAP, deficit distributions to minority partners are charges recognized in our statement of operations when a consolidated limited partnership distributes cash to a minority partner in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no cash outlay by the operating partnership. The economic cost of these distributions is borne by the limited partnership making the distributions.

     Deficit distributions to minority partners may occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, deficit distributions to minority partners represent, in substance, either our recognition of depreciation previously allocated to that partner or a cost related to the minority partner's share of real estate appreciation. Based on NAREIT guidance that requires that real estate depreciation and gains be excluded from FFO, we add back deficit distributions in our reconciliation of net income to FFO.

         Funds from operations in 2005 totaled $13.1 million, an increase of 14.7% compared to 2004, in spite of $1.6 million in charges for prepayment penalties ($2.1 million in prepayment penalties paid in debt refinance transactions in 2005 on a consolidated basis, less $0.5 million charge absorbed by the minority partner interest in the Marina Shores Partnership). Funds from operations in 2004 totaled $11.5 million, an increase of 22.9% compared to 2003. These comparisons reflect the positive impact of new apartment communities and improved margins in apartment operations in 2004 and 2005.

         Funds available for distribution in 2005 (which also includes the $1.6 million charge for prepayment penalties) totaled $19.0 million, an increase of 90.4% compared to 2004 - if not for the 2005 gain on sale of real estate assets and charge for prepayment penalties, this increase would be 25.2%. Funds available for distribution in 2004 totaled $10.0 million, an increase of 26.4% compared to 2003. The disparity between comparisons of FFO and FAD against prior year periods generally arises from the impact of recurring capital expenditures, which we deduct in our measurement of FAD. Recurring capital expenditures include operating replacements such as floor coverings, appliances and HVAC, as well as expenditures for capital replacements such as roofs and exterior paint. Recurring capital expenditures at owned apartment properties averaged $368 per apartment unit in 2005, $354 per apartment unit in 2004, and $374 per apartment unit in 2003.

         A reconciliation of net cash provided by operating activities (as defined by GAAP and reflected in our consolidated statements of cash flows) to FAD follows:

                                                                     2005           2004           2003
                                                                --------------- -------------- --------------
                                                                   (000's)         (000's)        (000's)
Net cash provided by operating activities                         $  12,793       $  12,677      $   9,594
Less cumulative preferred dividend                                     (833)         (1,000)          (661)
Add gain on sale of real estate investments                           8,132               -              -
Less casualty losses                                                      -             (14)             -
Less recurring capital expenditures                                  (3,018)         (1,918)        (1,731)
Add amortization of interest defeasance                                   -             105            228
Add change in operating assets and liabilities, net                   1,912             138            472
Add minority interest in reconciling items arising from
   consolidated limited partnerships                                     28               -              -
                                                                --------------- -------------- --------------
Funds available for distribution                                  $  19,014       $   9,988      $   7,904
                                                                =============== ============== ==============

         Other information about our historical cash flows follows:

                                                                     2005           2004           2003
                                                                --------------- -------------- --------------
                                                                   (000's)         (000's)        (000's)
Net cash provided by (used in)
   Operating activities                                          $   12,793       $  12,677      $   9,594
   Investing activities                                             (61,444)        (52,848)       (25,275)
   Financing activities                                              51,245          40,123         15,361

Dividends and distributions paid to
   Preferred shareholder                                         $    1,083       $   1,000      $     537
   Common shareholders                                                9,306           7,551          5,859
   Minority unitholders in operating partnership                      2,121           1,847          1,845

Scheduled debt principal payments, exclusive of
   financing transactions                                        $    2,379       $   1,378      $   1,172

Non-recurring capital expenditures
   Acquisition improvements and replacements                     $    2,117       $   1,104      $   1,053
   Apartment property additions and betterments                       1,935           1,613            565
   Reconstruction and replacement of casualty losses                  1,227             526              -


                                                                     2005           2004           2003
                                                                --------------- -------------- --------------
                                                                   (000's)         (000's)        (000's)
Weighted average Preferred B shares outstanding                         790             909            601
Weighted average common shares outstanding                            9,389           7,617          5,868
Weighted average operating partnership
   minority units outstanding                                         2,301           1,856          1,843

Inflation

         We do not believe that inflation poses a material risk to the company. The leases at our apartment properties are short term in nature. None are longer than two years. The restaurant properties are leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the lessee.

Off balance sheet arrangements

         We received $3.8 million in rent from Boddie-Noell Enterprises for use of our restaurant properties in 2005. In addition to rental payments to us, Boddie-Noell Enterprises is responsible for all of the costs associated with the maintenance and operations of these properties, including property taxes, property insurance and capital replacements and betterments to the real estate assets.

Contractual obligations

         Our contractual obligations as of December 31, 2005, are summarized as follows (all amounts in thousands):

                                                                Payments due by period
                                                            Less                                  More than
                                              Total     than 1 year   1 - 3 years  3 - 5 years     5 years
                                           ------------ ------------- ------------ ------------- ------------
Long-term debt obligations
 - owned properties                         $ 388,576    $  10,167     $  76,732    $  65,223     $ 236,454
 - consolidated limited partnerships           48,136          811         1,728        1,897        43,700
Operating lease - corporate office                545          225           320            -             -
Purchase obligations for improvements
   and replacements to real estate assets
                                                2,532        2,532             -            -             -
                                           ------------ ------------- ------------ ------------- ------------
   Total                                    $ 439,789    $  13,735     $  78,780    $  67,120     $ 280,154
                                           ============ ============= ============ ============= ============

Environmental matters

         Phase I environmental studies performed on the apartment communities when we acquired each of them did not identify any problems that we believe would have a material adverse effect on our results of operations, liquidity or capital resources. Environmental transaction screens for each of the restaurant properties in 1995 did not indicate existence of any environmental problems that warranted further investigation. Boddie-Noell Enterprises has indemnified us under the master lease for environmental problems associated with the restaurant properties.

Critical accounting policies

         We identify and discuss our significant accounting policies that directly impact our financial statements in the notes to those financial statements included in this Annual Report. Those policies that may be of particular interest to readers of this Annual Report are further discussed below.

Accounting for general partner interests in limited partnerships

         As managing general partner in three real estate limited partnerships, we have the ability to exercise significant influence over operating and financial policies and activities. The appropriate accounting treatment for our interests in these partnerships varies.

         If the partnership is considered a variable interest entity ("VIE") and we are the "primary beneficiary," as defined by GAAP, we include the accounts of the partnership in our consolidated financial statements. We initially record all of the VIE's assets, liabilities and minority interests at fair value. If we, as general partner, control a partnership that is not a VIE, we also include the accounts of the partnership in our consolidated financial statements. We initially record our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value; we reflect the minority partners' interest in the partnership's assets and liabilities at historical cost, except to adjust an existing deficit capital account balance to $-0-.

         If a consolidated limited partnership makes distributions to a minority partner in excess of the positive balance in such partner's capital account, we record a charge to our earnings for "deficit distributions to minority partners," even though the cash outlay is made by the consolidated limited partnership, and not by our operating partnership.

         We allocate proportional income and losses of the consolidated limited partnerships to minority partners; however, we may allocate losses to a minority partner only to the extent of his positive capital account balance. If losses attributable to a minority partner exceed his capital account balance, we record a charge to our earnings to absorb those losses, even though our operating partnership suffers no adverse economic effect.

Purchase price allocation for apartment community acquisitions

         In connection with the acquisition of an apartment community, we perform a valuation and allocation to each significant asset and liability in such transaction, based on their estimated fair values at the date of acquisition. Significant tangible asset values generally include real estate investments, which we subsequently depreciate over their estimated useful lives. We include an estimate of intangible asset values, generally consisting of at-market, in-place leases, and amortize these amounts over the remaining lease terms as a reduction in reported rental income. In general, we have found that the average remaining life of in-place leases at acquisition date ranged from five to nine months, and such intangible assets represented approximately 0.1% to 0.3% of contract prices.

Capital expenditures and depreciation

         In general, for the 16 apartment properties acquired before 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings.

         For apartment properties acquired after 2001, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives, based on age and condition at acquisition, as follows: base building structure, 43-60 years; land improvements, 7-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

         We generally complete and capitalize acquisition improvements (planned expenditures we identify when we acquire the property and that are intended to position the property consistent with our physical standards) within one to two years of acquisition of the related apartment property. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We retire replaced assets with a charge to depreciation for any remaining carrying value. We capitalize all floor covering, appliance, and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years.

         Capital expenditures at our owned apartment communities during 2005 totaled $7.9 million, including $2.1 million for acquisition improvements, $1.9 million for additions and betterments, $1.2 million for reconstruction and replacement of casualty losses, and $2.7 million in recurring capital expenditures.

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during 2005 totaled $8.7 million, including $3.2 million in compensation of service staff and $5.5 million in payments for materials and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Impairment of long-lived assets

         We evaluate our real estate assets when significant adverse changes in operations or economic conditions occur in order to assess whether any impairment indicators are present that affect the recovery of the recorded values. If we considered any real estate assets to be impaired as defined by GAAP, we would record a loss to reduce the carrying value of the property to its estimated fair value. Through December 31, 2005, there have been no such circumstances, and we considered none of our assets impaired.

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

Stock-based compensation

         The company has one employee Stock Option and Incentive Plan in place, which we describe in more detail in the notes to our financial statements in this Annual Report. Prior to July 1, 2005, we accounted for options granted under this plan using the intrinsic value method; no stock-based employee compensation expense was reflected in our earnings, as all outstanding options had been granted at exercise prices equal to market value of the underlying stock on the dates of grant. All outstanding options were fully vested by the end of 2004.

           Effective July 1, 2005, we adopted the fair value recognition provisions of Statement No. 123, as revised in 2004 ("FAS 123(R)"), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the second half of 2005 includes compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Under the modified-prospective transition method, there is no compensation cost recognized for previously granted options that were fully vested prior to July 1, 2005.

Additional Information

         We provide the following information to analysts and other members of the financial community for use in their detailed analysis. This information has not been included in our Annual Report to Shareholders.

         A summary of capital expenditures for owned apartment properties, in aggregate and per apartment unit, follows:

                                               2005                   2004                   2003
                                        Total     Per unit      Total    Per unit      Total    Per unit
                                      ----------- ----------- ---------- ----------- ---------- -----------
                                       (000's)                 (000's)                (000's)
Recurring capital expenditures:
  Floor coverings                        $1,255       $173       $  775      $143      $  772      $167
  Appliances/HVAC                           464         64          385        71         256        55
  Exterior paint                             11          2            -         -         183        39
  Computer/support equipment                107         15            4         1          85        18
  Other                                     832        115          754       139         436        94
                                      ----------- ----------- ---------- ----------- ---------- -----------
                                         $2,669       $368       $1,918      $354      $1,731      $374
                                      =========== =========== ========== =========== ========== ===========

Non-recurring capital
  expenditures:
  Acquisition improvements               $2,117                  $1,104                $1,053
  Additions and betterments               1,621                   1,541                   508
  Replacements of casualty losses         1,227                     526                     -
  Computer/support equipment                314                      72                    57
                                      -----------             ----------             ----------
                                         $5,279                  $3,243                $1,619
                                      ===========             ==========             ==========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our long-term debt is collateralized by real estate investments. A summary of long-term debt as of December 31, 2005 and 2004 is included in the notes to the financial statements included in this Annual Report. At December 31, 2005, on a consolidated basis, long-term debt totaled $436.7 million, including $383.0 million of notes payable at effective fixed interest rates ranging from 5.0% to 7.4% (the weighted average rate for fixed-rate notes was 5.8%), and $53.7 million at variable rates indexed on 30-day LIBOR rates. Of the $436.7 million in consolidated debt, $388.6 million is related to properties wholly owned by the company, and $48.1 million is related to properties in which the company has a partial interest.

         The weighted-average interest rate on debt outstanding at year end was 5.8% in 2005, 5.9% in 2004, and 5.8% in 2003. At our current level of variable-rate debt, a 1% change in variable interest rates would increase or decrease our annual interest expense by approximately $550,000.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on those instruments:

                             Expected maturity dates
                             2006        2007        2008        2009        2010       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
                             (all dollar amounts in thousands)
For owned properties:

Fixed rate notes           $ 2,103     $ 2,254     $41,946     $31,247     $20,914    $236,454    $334,916
   Average interest rate       5.9%        5.9%        6.5%        5.3%        6.8%        5.7%        5.8%

Variable rate notes        $ 8,064     $ 8,237     $24,296     $13,062     $     -    $      -    $ 53,660
   Average interest rate       6.4%        6.3%        6.2%        6.2%                                6.3%

For consolidated limited partnerships:

Fixed rate notes (1)       $   627     $   664     $   698     $   743     $   786    $ 43,594    $ 47,112
   Average interest rate       5.7%        5.7%        5.7%        5.7%        5.7%        5.8%        5.7%

(1) Amounts do not include $1.0 million debt premium to adjust one loan to fair value in consolidation.

         We estimate the fair value of fixed-rate and variable-rate notes using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. On a consolidated basis, the carrying value of our notes payable at December 31, 2005, approximated fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are listed under Item 15(a) and filed as part of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In September 2005, we announced that we had dismissed Ernst & Young LLP and engaged Grant Thornton LLP as the new principal accountant to audit the company's consolidated financial statements. The Audit Committee of the Board of Directors approved the decision to change accountants.

         Ernst & Young LLP's reports on the company's consolidated financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with Ernst & Young LLP's audits of the company's consolidated financial statements for the years ended December 31, 2004 and 2003, and through September 16, 2005, there had been no disagreements between the company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of such disagreement in its reports. No "reportable events" (as defined by Item 304(a)(1)(v) of Regulation S-K) occurred during the two most recent fiscal years and through September 16, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

         We have performed a review and evaluation, under the supervision and with the participation of management, including the Chairman, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on our review and evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures, as designed and implemented, were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, including reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the company's Board of Directors; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

         Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, the company's management believes that, as of December 31, 2005, the company's internal control over financial reporting was effective based on those criteria. There were no material weaknesses identified in the course of our review and evaluation.

         Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on management's assessment of the company's internal control over financial reporting, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial reporting identified in connection with our fourth quarter 2005 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
BNP Residential Properties, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that BNP Residential Properties, Inc. (a Maryland corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). BNP Residential Properties, Inc.'s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that BNP Residential Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, BNP Residential Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BNP Residential Properties, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended and our report dated March 6, 2006 expressed an unqualified opinion on those statements.

   /s/Grant Thornton LLP

Charlotte, North Carolina
March 6, 2006

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

           Name              Age        Position                 Director Since
---------------------------- ---------- ------------------------ ---------------

Directors serving until the 2006 annual meeting:
W. Michael Gilley                50     Director                 December 1997
Peter J. Weidhorn                58     Director                 December 2001

Directors serving until the 2007 annual meeting:
Philip S. Payne                  54     Chairman                 December 1997
Stephen R. Blank                 60     Director                 May 1999

Directors serving until the 2008 annual meeting:
D. Scott Wilkerson               48     Director, President,     December 1997
                                        Chief Executive Officer
Paul G. Chrysson                 51     Director                 December 1997

Philip S. Payne - Chairman of the Board of Directors. Mr. Payne joined BT Venture Corporation, which was subsequently purchased by the company, in 1990 as Vice President of Capital Markets Activities and became Executive Vice President and Chief Financial Officer in January 1993. He was named Treasurer in April 1995 and a Director in December 1997. In January 2004, Mr. Payne was named Chairman of the Board of Directors. From 1987 to 1990, he was a principal in Payne Knowles Investment Group, a financial planning firm. From 1983 to 1987, he was a registered representative with Legg Mason Wood Walker. From 1978 to 1983, Mr. Payne practiced law, and he currently maintains his license to practice law in Virginia. He received a BS degree from the College of William and Mary in 1973 and a JD degree in 1978 from the same institution. He is a member of the board of directors of the National Multi Housing Council and is a member of the Urban Land Institute (Multi Family Council - Gold). In addition, he is a member of the board of directors of Ashford Hospitality Trust, a REIT focused on the hospitality industry, and serves as chairman of its audit committee.

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

Stephen R. Blank - Director. Mr. Blank is a Senior Fellow, Finance, with the Urban Land Institute, and an Adjunct Professor at the Columbia University Graduate School of Business. From 1993 to 1998, he was the Managing Director for Real Estate Investment Banking with CIBC Oppenheimer Corp. He is an independent trustee of Ramco-Gershenson Properties Trust and Atlantic Realty Trust, and serves on the board of directors of MFA Mortgage Investments, Inc. In addition, he serves as a member of the board of advisors of Paloma, LLC, the principal investor in a private multifamily real estate investment trust. Mr. Blank serves as the chair of the audit committees for both Ramco-Gershenson Properties Trust and MFA Mortgage Investments, Inc. He has over 20 years experience as a senior real estate investment banking officer, advising and evaluating a wide array of real estate companies, including publicly reporting companies.

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

Peter J. Weidhorn - Director. Mr. Weidhorn is a consultant and private real estate investor in the multi-family housing market. From 1998 to 2000, he was Chairman of the Board, President and Director of WNY Group, Inc., a real estate investment trust that owned and operated 8,000 apartment units throughout New Jersey, Pennsylvania, Delaware and Maryland prior to its sale to the Kushner Companies. From 1981 to 1998, he was President of WNY Management Corp. Mr. Weidhorn serves on the boards of directors of Monmouth Real Estate Investment Corporation and The Community Development Trust, and is a past president of the New Jersey Apartment Association. Mr. Weidhorn currently serves as the chair of the audit committees of both Monmouth Real Estate Investment Corporation and The Community Development Trust. He has over 30 years of experience in the management, acquisition, and financing of commercial real estate. Mr. Weidhorn is a certified public accountant (inactive). He is active in various professional, civic and charitable activities.

         We have set forth below a listing and brief biography of each of the executive officers of the company.



            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
Philip S. Payne                  54        Chairman of the Board of Directors               October 1994
D. Scott Wilkerson               48        Director, President, Chief Executive Officer     October 1994
Eric S. Rohm                     36        Vice President, Secretary, General Counsel       December 2002
Pamela B. Bruno                  52        Vice President, Treasurer, Chief                 October 1994
                                           Financial Officer, Assistant Secretary

         Messrs. Payne and Wilkerson are also members of our Board of Directors. Brief biographies of Messrs. Payne and Wilkerson are included above. Biographical information for our other executive officers follows.

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

Pamela B. Bruno - Vice President, Treasurer, Chief Financial Officer, Assistant Secretary. Ms. Bruno joined BT Venture Corporation in 1993 as Controller and became our Vice President and Chief Accounting Officer in October 1994. She was named Treasurer in May 2004, and named Chief Financial Officer in August 2005. From 1984 to 1993, Ms. Bruno was with Ernst & Young LLP, in Charlotte, North Carolina, and Anchorage, Alaska, serving as audit manager from 1987 through 1993. She received a BS degree in accounting from the University of North Carolina at Charlotte in 1984. She is a licensed certified public accountant and is a member of the North Carolina Association of Certified Public Accountants.

         Other operating officers, along with brief biographical information, follow.

            Name                Age                         Position                       Officer Since
------------------------------ ------- --------------------------------------------------- ------------------
Alex S. Burris                   37        Vice President, Operations                       June 2005
Teresa M. Sandman                36        Vice President, Property Management              May 2004

Alex S. Burris - Vice President, Operations. Mr. Burris joined the company in June 2005 as Vice President of Operations. Prior to joining the company, Mr. Burris was vice president of information technology at Summit Properties, Inc., from November 1994 to May 2005. He received BS degrees in accounting and business administration from the University of North Carolina at Charlotte in 1991 and his MBA degree from the Fuqua School of Business at Duke University in 2004. Mr. Burris is a certified public accountant.

Teresa M. Sandman - Vice President, Property Management. Ms. Sandman joined the company in January 1991 and has served in various property management positions. She was named vice president in May 2004. She is a licensed real estate broker and holds designations as certified apartment manager and certified apartment property supervisor. She is a member of the Institute of Real Estate Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of the copies of the forms in its possession, and on written representations from certain reporting persons, the company believes that during 2005 all of its executive officers and directors filed the reports required under Section 16(a) on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         The following tables provide information regarding the annual and long-term compensation of our chief executive officer, and the four other most highly paid officers of the company. We refer to them as the "named executive officers."

                                                                                            Long-term
                                                             Annual compensation           Compensation
                                                     ------------------------------------------------------
                                                                                         Restricted Stock
       Name and Principal Position           Year      Salary      Bonus      Other (1)     Awards (2)
-----------------------------------------------------------------------------------------------------------
D. Scott Wilkerson, President,               2005      $270,000     $     -   $184,500       $1,099,000
   Chief Executive Officer                   2004       228,750      11,250     59,189                -
                                             2003       225,000           -          -                -

Philip S. Payne, Chairman of the             2005       270,000           -          -        1,099,000
   Board of Directors                        2004       228,750      11,250     67,500                -
                                             2003       225,000           -          -                -

Eric S. Rohm, Vice President,                2005       180,000           -          -          471,000
   Secretary, General Counsel                2004       145,000      15,000          -
                                             2003       140,000           -          -

Pamela B. Bruno, Vice President,             2005       180,000           -          -          471,000
   Treasurer, Chief Financial Officer,       2004       145,000      15,000      8,100                -
   Assistant Secretary                       2003       136,250      18,750          -                -

Alex S. Burris, Vice President -             2005        80,770           -          -                -
   Operations

(1)  Amounts reflect the value realized in exercise of stock options.

(2) All restricted stock awards were nonvested at the date of grant, August 1, 2005, and will vest 10% per year beginning July 1, 2006, and on each July 1 thereafter until fully vested. All shares carry dividend and voting rights. As of December 31, 2005, all such shares were nonvested, and amounts and values of such restricted shares were 70,000 shares valued at $1,120,000 for each of Messrs. Wilkerson and Payne, and 30,000 shares valued at $480,000 for each of Mr. Rohm and Ms. Bruno.

         The following table provides information regarding exercises of stock options by named executive officers during 2005 as well as the value of unexercised stock options held by named executive officers as of December 31, 2005. No options were granted during the year ended December 31, 2005.

                                                      Number of Securities
                        Number of                    Underlying Unexercised       Value of Unexercised
                          Shares        Value              Options at           In-the-Money Options at
                       Acquired in   Realized in        Fiscal Year End             Fiscal Year End
         Name            Exercise      Exercise    Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------
D. Scott Wilkerson         50,000      $184,500        50,000             -       $143,750             -

Philip S. Payne                 -             -       100,000             -        331,250             -

Pamela B. Bruno                 -             -        30,000             -         95,000             -

         We do not have a long-term incentive plan in place other than our Stock Option and Incentive Plan described in Item 12 below.

Compensation of Directors

         During 2005, we paid directors' fees to each director who is not an executive officer of the company. During the year ended December 31, 2005, Messrs. Blank, Chrysson, Gilley, and Weidhorn were each paid annual retainers of $12,000 plus fees totaling $9,250 each for participation in board meetings. Messrs. Payne and Wilkerson did not receive any compensation for their service as directors.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

         In November 2005, the company executed definitive employment agreements and related restricted stock grants, effective August 1, 2005, with each of Philip S. Payne, Chairman of the Board of Directors, D. Scott Wilkerson, President and Chief Executive Officer, Pamela B. Bruno, Vice President, Treasurer and Chief Financial Officer, and Eric S. Rohm, Vice President, Secretary and General Counsel.

         The term of each agreement for Messrs. Payne and Wilkerson is three years. For each of Ms. Bruno and Mr. Rohm, the term is one year. Each agreement automatically renews daily for the applicable term unless prior written notice is given. Messrs. Payne and Wilkerson will each be paid a base salary of $300,000 per year. Ms. Bruno and Mr. Rohm will each be paid a base salary of $200,000 per year. The Board of Directors may grant an annual bonus to each executive at its discretion. The executives are also entitled to other customary employment benefits including health, life and supplemental insurance and paid time off.

         The Board also granted restricted stock awards as of August 1, 2005, to the executives discussed above. Messrs. Payne and Wilkerson each received 70,000 shares, and Ms. Bruno and Mr. Rohm each received 30,000 shares. The shares vest annually at the rate of 10% per year, subject to applicable change-of-control provisions discussed below. The restricted stock carries all rights of ownership, including the receipt of dividends. The full terms of the restricted stock grants are included in the employment agreements.

         Upon termination by the company without cause or by the executive for good reason (as those terms are defined in the respective employment agreements), not in connection with a change in control, each executive will receive:

     o a lump sum equal to the remaining employment term times the sum of the executive's current base salary and average annual bonuses earned over the three years prior to the effective date of termination; the executive also will be entitled to continued health, life and disability coverage for the remainder of the contract term or until securing other employment, subject to limitations imposed by tax laws and the company's plans;

     o any unvested company stock options and unvested shares of restricted stock that would have vested during the remainder of the executive's employment terms will vest; and

     o the executive will receive cash payments during the applicable remaining employment term equal to any dividend declared during that period on any shares of restricted stock that the executive forfeited as a result of his or her termination.

         Upon a change in control, or if the executive is terminated without cause in contemplation of a change in control, each executive will receive:

     o    a lump sum equal to his/her  current  base  salary  for the  remaining
          employment   term  (unless  the   executive  is  offered  and  accepts
          employment with the acquiror);

     o a lump sum equal to the fair market value of 150,000 shares for Messrs. Payne and Wilkerson, and 25,000 shares for Ms. Bruno and Mr. Rohm;

     o a lump sum equal to the sum of each Special Dividend Amount with respect to any Special Dividend paid while the executive is employed under the agreement and before a change in control; and

     o full and immediate vesting of all company stock options and shares of restricted stock issued to the executive.

A Special Dividend is any dividend that exceeds previous customary amounts, exceeds cash flow from operations for the period, and follows a significant asset disposition or refinancing. The Special Dividend Amount is the product of the per share amount of a Special Dividend and 150,000 shares for Messrs. Payne and Wilkerson, and 25,000 shares for Ms. Bruno and Mr. Rohm.

Compensation Committee Interlocks and Insider Participation

         The members of our Compensation Committee are Messrs. Weidhorn, Blank and Chrysson. All three members are considered "independent" as defined by rules of the American Stock Exchange. Mr. Weidhorn is identified in Item 13. Certain Relationships and Related Transactions in our discussion of "BNP Residential Properties, Inc. and Preferred Investment I, LLC." Mr. Chrysson is identified in
Item 13 in our discussion of "BNP Residential Properties, Inc. and the Chrysson Parties."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

         We have reserved 903,000 shares of the company's common stock for issuance under our employee Stock Option and Incentive Plan. Options and nonvested stock have been granted to employees at prices equal to the fair market value of the stock on the dates of grant. Options are generally exercisable in four annual installments beginning one year after the date of grant, and expire ten years after the date of grant.

         The following table provides summary information, as of December 31, 2005, about securities to be issued under our equity compensation plan. More detailed information is provided in the notes to our financial statements included in this Annual Report.

                                                                                      Number of securities
                              Number of securities to       Weighted average        remaining available for
                              be issued upon exercise       exercise price of           future issuance
                              of outstanding options,     outstanding options,            under equity
       Plan category            warrants and rights        warrants and rights         compensation plans
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                                   270,000                     $12.08                    633,000

Equity compensation plans
not approved by security
holders                                         -                       -                             -
                             -------------------------- -------------------------- --------------------------

         Total                            270,000                     $12.08                    633,000
                             ========================== ========================== ==========================

Security Ownership of Certain Beneficial Owners and Management - Common Stock

         The following table provides certain information regarding beneficial ownership of common stock as of February 28, 2006, by each person or group known to be the beneficial owner of more than 5% of the company's common stock.

                                                                                    Common Shares
                                                                                  Beneficially Owned
                 Name and address of beneficial owner                         Number            Percent
----------------------------------------------------------------------- ------------------- -------------------
Cliffwood Partners LLC and affiliates                                         552,900              5.3%
   11726 San Vicente Blvd., #600, Los Angeles CA 90049

         The following table provides certain information regarding beneficial ownership of common stock as of February 28, 2006, by each of the directors and named executive officers, and by all directors and officers as a group.

                                                         Common Shares
                                                       Beneficially Owned
        Directors and Officers (1)                  Number            Percent
-------------------------------------------- ------------------- ---------------

Philip S. Payne (2)                                259,570              2.5%
D. Scott Wilkerson (3)                             163,343              1.6%
Stephen R. Blank                                     1,000                 *
Paul G. Chrysson (4)                               293,766              2.8%
W. Michael Gilley (5)                              292,145              2.7%
Peter J. Weidhorn                                  469,817              4.5%
Pamela B. Bruno (6)                                 70,621                 *
Eric S. Rohm                                        30,000                 *
All directors and executive officers
   as a group (8 persons) (7)                    1,580,262             14.2%
* Less than 1 percent.
(1) Address for each person listed herein is 301 South College Street, Suite 3850, Charlotte NC 28202.
(2)  Includes exercisable options for 100,000 shares of common stock.
(3)  Includes exercisable options for 50,000 shares of common stock.
(4) Includes 276,766 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units owned by Mr. Chrysson in the operating partnership.
(5) Includes 292,145 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units owned by Mr. Gilley in the operating partnership.
(6)  Includes exercisable options for 28,000 shares of common stock.
(7) Includes exercisable options for 178,000 shares and 568,911 shares issuable (at the company's option) in satisfaction of the right to redeem the same number of units in the operating partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BNP Residential Properties, Inc. and Preferred Investment I, LLC

         During 2001 through 2003, we issued a total of 909,090 shares of our Series B Cumulative Convertible Preferred Stock to Preferred Investment I, LLC for net proceeds of $9.6 million. We redeemed these preferred shares in November 2005 on a one-for-one basis through issuance of 909,090 shares of our common stock to Preferred Investment I, LLC, of which 454,545 were registered to Weidhorn Enterprises, a partnership between Peter J. Weidhorn and his wife.

         Peter J. Weidhorn, the managing member of Preferred Investment I, LLC, ceased serving as the Series B Director on our Board of Directors upon redemption and was named as a regular director by our Board of Directors, to serve until our next annual meeting.

BNP Residential Properties, Inc. and the Chrysson Parties

         In July 2004, we acquired Savannah Shores Apartments from members of a group that we refer to as the Chrysson Parties. We subsequently sold this property in October 2005. The initial purchase price was $12.5 million, including assumption of $12.2 million in debt obligations and $0.2 million net operating liabilities in excess of operating assets acquired, and issuance of 7,695 operating partnership units with an imputed value of $0.1 million. The acquisition agreement provided for potential earn-out of additional purchase consideration of up to $1.7 million, which we paid through issuance of 130,770 operating partnership units in October 2005. In previous years during 1997 through 2002, we issued 1.5 million operating partnership common units to acquire eight apartment communities from this group.

         Messrs. Chrysson and Gilley, who serve on our Board of Directors, are members of the Chrysson Parties.

Notes Receivable from Management

         In 1996 through 1999, Messrs. Payne and Wilkerson each borrowed $70,000 on an interest-free basis from the company. The loans are secured by shares of the company's common stock and are payable in full six months after termination of employment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Grant Thornton LLP has served as our principal accountant and independent auditor since September 2005. Ernst & Young LLP served as our principal accountant and independent auditor from October 1996 until September 2005.

         The Board of Directors, upon the recommendation of the Audit Committee, engaged Grant Thornton LLP to serve as our independent auditors for the fiscal year ending December 31, 2005. The Audit Committee also approves in advance all engagements of Grant Thornton LLP for audit-related, tax and other services.

         The Board of Directors, upon the recommendation of the Audit Committee, engaged Ernst & Young LLP to serve as our independent auditors for the fiscal years ending December 31, 2004, and through September 2005. Ernst & Young LLP continues to provide tax compliance services. The Audit Committee also approves in advance all engagements of Ernst & Young LLP for audit-related, tax and other services.

         The following table reflects fees from Grant Thornton LLP, and Ernst & Young LLP for services rendered to the company and its subsidiaries in 2005 and 2004:

                          Nature of Services                                   2005                 2004
----------------------------------------------------------------------- ------------------- -------------------
Grant Thornton LLP:

Audit fees -                                                                  $ 242,000         $         -
     For audit of our 2005 annual financial statements , audit of internal control over financial reporting (in 2005), and review of financial statements included in our Forms 10-Q for the periods ended March 31, June 30 and September 30, 2005

Audit-related fees -                                                             16,000                   -
     For services related to business acquisitions in 2005

All other fees - (none in 2005 or 2004)                                               -                   -

Ernst & Young LLP:

Audit fees -                                                                    140,000             224,000
     For review of financial statements included in our Forms 10-Q for the periods ended March 31 and June 30, 2005, and
     late/additional billings for audit services provided in 2004;
     and for audit of our 2004 annual financial statements and audit of internal control over financial reporting (in 2004)


                          Nature of Services                                   2005                 2004
----------------------------------------------------------------------- ------------------- -------------------
Audit-related fees -                                                             40,000             174,000
     For services related to business acquisitions, accounting
     consultations, SEC registration statements, and audit of the company's 401(k) plan (in 2004)

Tax fees -                                                                      130,000             115,000
     For tax compliance, tax advice, and tax planning

All other fees - (none in 2005 or 2004)                                               -                   -

         In addition, the Board of Directors, upon the recommendation of the Audit Committee, engaged Reznick Group and its affiliate, Reznick Fedder & Silverman PC, to provide additional audit- and accounting-related services. Fees from Reznick Group for assistance to management in our review and evaluation of internal control over financial reporting were $104,000 in 2005 and $137,000 in 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

         The financial statements and schedules listed below are filed as part of this Annual Report on the pages indicated.

                   Index to Financial Statements and Schedules

                                                                                                  Page
BNP Residential Properties, Inc. Consolidated Financial Statements
   Reports of Independent Registered Public Accounting Firms -
   - Grant Thornton LLP                                                                            63
   - Ernst & Young LLP                                                                             64
   Consolidated Balance Sheets as of December 31, 2005 and 2004                                    65
   Consolidated Statements of Operations for the Years Ended                                       66
      December 31, 2005, 2004, and 2003
   Consolidated Statements of Shareholders' Equity for the Years Ended                             68
      December 31, 2005, 2004, and 2003
   Consolidated Statements of Cash Flows for the Years Ended                                       69
      December 31, 2005, 2004, and 2003
   Notes to Consolidated Financial Statements                                                      71

Statements of Revenue and Certain Operating Expenses of Acquired Properties
   Hamptons Apartments - For the year ended December 31, 2004, and 93 for the nine months ended September 30, 2005 (unaudited)
   Timbers Apartments - For the year ended December 31, 2004, and 96 for the nine months ended September 30, 2005 (unaudited)

Schedules:
   Schedule III - Real Estate and Accumulated Depreciation                                         99

         The financial statements and schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) 3.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.

     2.1* Master Agreement of Merger and Acquisition by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2* Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997, by and among BNP Residential Properties, Inc., BNP Residential Properties Limited Partnership,
                Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew
                G. Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1* Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties, Inc., Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2* Articles Supplementary, Classifying and Designating 909,090 Shares of Series B Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit 3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
     3.3*       Amended and Restated By-Laws adopted May 20, 2004 (filed as
                Exhibit 3.1 to BNP Residential Properties, Inc., Current Report on Form 8-K dated July 14, 2004, and incorporated herein by reference)
     4.1* Rights Agreement, dated March 18, 1999, between the Company and First Union National Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     4.2* Registration Rights Agreement By and Among BNP Residential Properties, Inc. and Preferred Investment I, LLC, dated December 28, 2001 (filed as Exhibit 4 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.1 Employment Agreement dated August 1, 2005, between BNP Residential Properties, Inc. and Philip S. Payne
    10.2 Employment Agreement dated August 1, 2005, between BNP Residential Properties, Inc. and D. Scott Wilkerson
    10.3 Employment Agreement dated August 1, 2005, between BNP Residential Properties, Inc. and Pamela B. Bruno
    10.4 Employment Agreement dated August 1, 2005, between BNP Residential Properties, Inc. and Eric S. Rohm
    10.5* Second Amended and Restated Agreement of Limited Partnership of BNP Residential Properties Limited Partnership dated as of March 17, 1999 (filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

    10.6*       Amendment to Second Amended and Restated Agreement of Limited
                Partnership of BNP Residential Properties Limited Partnership,
                dated December 28, 2001 (filed as Exhibit 10.1 to BNP
                Residential Properties, Inc. Current Report on Form 8-K dated
                December 28, 2001, and incorporated herein by reference)
    10.7*       Investment Agreement By and Between BNP Residential Properties,
                Inc. and Preferred Investment I, LLC, dated December 28, 2001
                (filed as Exhibit 10.2 to BNP Residential Properties, Inc.
                Current Report on Form 8-K dated December 28, 2001, and
                incorporated herein by reference)
    10.8*       Amended and Restated Master Lease Agreement dated December 21,
                1995, between BNP Residential Properties, Inc. and Boddie-Noell
                Enterprises, Inc. (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K dated December 31,
                1995, and incorporated herein by reference)
    10.9*       Amended and Restated 1994 Stock Option and Incentive Plan (filed as Exhibit 10.1 to BNP Residential Properties, Inc. Current
                Report on Form 8-K dated May 19, 2005, and incorporated by reference herein)
    10.10*      Purchase Agreement by and among BNP Residential Properties, Inc.
                and Purchasers for 1,175,519 shares of common stock, dated as of
                February 17, 2004 (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated February 23,
                2004, and incorporated herein by reference)
    10.11*      Purchase Agreement by and among BNP Residential Properties, Inc.
                and Purchasers for 1,420,000 shares of common stock, dated as of
                July 14, 2004 (filed as Exhibit 10.1 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated July 14, 2004, and incorporated herein by reference)
    10.12*      Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Beach Investment
                Properties, LLC and members thereof, dated as of December 7,
                2004 (filed as Exhibit 10.9 to BNP Residential Properties, Inc.
                Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    10.13*      Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Timberline
                Ventures, LLC and members thereof, dated as of December 7, 2004
                (filed as Exhibit 10.10 to BNP Residential Properties, Inc.
                Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    10.14*      Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Laurel Springs
                II, LLC and members thereof, dated as December 7, 2004 (filed as
                Exhibit 10.11 to BNP Residential Properties, Inc. Annual Report
                on Form 10-K for the year ended December 31, 2004, and
                incorporated herein by reference)
    10.15*      Exchange Agreement among BNP Residential Properties, Inc., BNP
                Residential Properties Limited Partnership, and Salem
                Ridge/Shugart, LLC and members thereof, dated as of December 7,
                2004 (filed as Exhibit 10.12 to BNP Residential Properties, Inc.
                Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    21          Subsidiaries of the Registrant
    23.1        Consent of Grant Thornton LLP
    23.2        Consent of Ernst & Young LLP
    31.1        Rule 13a-14(a)/15d-14(a) Certification by Chairman
    31.2        Rule 13a-14(a)/15d-14(a) Certification by Chief Executive
                Officer
    31.3        Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
                Officer
    32.1        Section 1350 Certification by Chairman, Chief Executive Officer,
                and Chief Financial Officer
* Incorporated herein by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BNP RESIDENTIAL PROPERTIES, INC.
                                        (Registrant)



Date:  March 6, 2006                      /s/ Philip S. Payne
                                        -------------------------------------
                                        Philip S. Payne
                                        Chairman



Date:  March 6, 2006                      /s/ D. Scott Wilkerson
                                        -------------------------------------
                                        D. Scott Wilkerson
                                        President, Chief Executive Officer



Date:  March 6, 2006                      /s/ Pamela B. Bruno
                                        -------------------------------------
                                        Pamela B. Bruno
                                        Vice President, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                          Title:                                      Date:

  /s/ Philip S. Payne               Chairman of the Board of Directors          March 6, 2006
-------------------------------
Philip S. Payne

  /s/ D. Scott Wilkerson            President, Chief Executive                  March 6, 2006
-------------------------------
D. Scott Wilkerson                  Officer, Director

  /s/ Pamela B. Bruno               Vice President, Treasurer,                  March 6, 2006
-------------------------------
Pamela B. Bruno                     Chief Financial Officer

  /s/ Stephen R. Blank              Director                                    March 6, 2006
-------------------------------
Stephen R. Blank

  /s/ Paul G. Chrysson              Director                                    March 6, 2006
-------------------------------
Paul G. Chrysson

 /s/ W. Michael Gilley              Director                                    March 6, 2006
-------------------------------
W. Michael Gilley

  /s/ Peter J. Weidhorn             Director                                    March 6, 2006
-------------------------------
Peter J. Weidhorn

             Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
BNP Residential Properties, Inc.

We have audited the accompanying consolidated balance sheet of BNP Residential Properties, Inc. (a Maryland corporation) as of December 31, 2005, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNP Residential Properties, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled "Schedule III - Real Estate and Accumulated Depreciation" is presented for the purposes for additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BNP Residential Properties, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 6, 2006 expressed an unqualified opinion thereon.

   /s/Grant Thornton LLP

Charlotte, North Carolina
March 6, 2006

             Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
BNP Residential Properties, Inc.

We have audited the accompanying consolidated balance sheet of BNP Residential Properties, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the 2004 and 2003 information in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNP Residential Properties, Inc. at December 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2004 and 2003 information in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   /s/ Ernst & Young LLP

Greenville, South Carolina
March 2, 2005

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Balance Sheets
(all amounts in thousands except share data)


                                                                                   December 31
                                                                             2005               2004
                                                                       ------------------ ------------------
Assets
Real estate investments at cost:
   Apartment properties                                                       $ 559,560          $ 389,119
   Restaurant properties                                                         37,405             37,405
                                                                       ------------------ ------------------
                                                                                596,965            426,525
   Less accumulated depreciation                                                (87,668)           (66,454)
                                                                       ------------------ ------------------
                                                                                509,297            360,071
Cash and cash equivalents                                                         3,111                517
Prepaid expenses and other assets                                                 8,034              4,516
Deferred financing costs, net                                                     2,380              1,545
Intangible assets, net                                                            1,240              1,115
                                                                       ------------------ ------------------
Total assets                                                                  $ 524,063          $ 367,764
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                         $ 436,712          $ 286,425
Accounts payable and accrued expenses                                             1,419                897
Accrued interest on notes payable                                                 1,345              1,264
Consideration due for completed acquisitions                                      1,000                  -
Deferred revenue and security deposits                                            1,950              1,787
                                                                       ------------------ ------------------
                                                                                442,426            290,373

Minority interest in consolidated limited partnerships                                -                  -
Minority interest in operating partnership                                       21,207             14,394
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   909,090 shares issued and outstanding at December 31, 2004                         -             10,000
Common stock, $.01 par value, 100,000,000 shares authorized,
   10,385,890 shares issued and outstanding at
   December 31, 2005 (including 200,000 nonvested shares), and
   8,652,740 shares issued and outstanding at December 31, 2004                     102                 87
Additional paid-in capital                                                      122,516            103,221
Dividend distributions in excess of net income                                  (62,189)           (50,311)
                                                                       ------------------ ------------------
Total shareholders' equity                                                       60,429             62,996
                                                                       ------------------ ------------------
Total liabilities and shareholders' equity                                    $ 524,063          $ 367,764
                                                                       ================== ==================


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations
(all amounts in thousands except per share amounts)

                                                                           Years ended December 31
                                                                       2005          2004          2003
                                                                   ------------- ------------- -------------
Revenues
Apartment rental income                                               $ 67,029      $ 44,929      $ 37,475
Restaurant rental income                                                 3,830         3,830         3,908
Management fee income                                                      131           761           873
Casualty gains                                                             668           269             -
Interest and other income                                                  355           197           404
                                                                   ------------- ------------- -------------
                                                                        72,012        49,986        42,660

Expenses
Apartment operations                                                    26,243        18,119        15,458
Apartment administration                                                 3,216         2,210         1,711
Corporate administration                                                 3,039         2,309         2,196
Interest                                                                22,555        14,445        13,000
Penalties paid at debt refinance                                         2,146             -             -
Depreciation                                                            16,602        11,491        10,040
Amortization of deferred loan costs                                        432           365           322
Write-off of unamortized loan costs at debt refinance                      294            85             -
Deficit distributions to minority partners                               7,861             -             -
                                                                   ------------- ------------- -------------
                                                                        82,389        49,025        42,727
                                                                   ------------- ------------- -------------
(Loss) income from continuing operations
    before minority interests                                          (10,377)          961           (66)
Loss (income) attributed to minority interests
- Consolidated limited partnerships                                        350             -             -
- Operating partnership                                                  1,975             1           174
                                                                   ------------- ------------- -------------
(Loss) income from continuing operations                                (8,052)          962           107

Discontinued operations:
Income from discontinued operations                                         88            95             -
Gain on sale of real estate assets                                       8,132             -             -
(Income) loss attributed to minority interests                          (1,657)          (17)            -
                                                                    ------------- ------------- -------------
Income from discontinued operations, net                                 6,563            77             -

                                                                   ------------- ------------- -------------
Net (loss) income                                                       (1,488)        1,039           107
Cumulative preferred dividend                                             (833)       (1,000)         (661)
                                                                   ------------- ------------- -------------
(Loss) income attributed to common shareholders                       $ (2,322)     $     39      $   (553)
                                                                   ============= ============= =============


                                                                   (continued)

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Operations - continued
(all amounts in thousands except per share amounts)

                                                                           Years ended December 31
                                                                       2005          2004          2003
                                                                   ------------- ------------- -------------
Weighted average common shares outstanding                               9,389         7,617         5,868


Per common share amounts:

Earnings per common share - basic
(Loss) income from
- Continuing operations                                                 $(0.87)       $ 0.13        $ 0.02
- Discontinued operations                                                 0.71          0.01          -
                                                                   ------------- ------------- -------------
Net (loss) income                                                        (0.16)         0.14          0.02
(Loss) income attributed to common shareholders                          (0.25)         0.01         (0.09)
Earnings per common share - diluted
(Loss) income from
- Continuing operations                                                 $(0.87)       $ 0.10        $(0.01)
- Discontinued operations                                                 0.71          0.01          -
                                                                   ------------- ------------- -------------
Net (loss) income                                                        (0.16)         0.11         (0.01)
(Loss) income attributed to common shareholders                          (0.25)         0.01         (0.09)

Dividends declared per common share                                     $ 1.00        $ 1.00        $ 1.00


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Shareholders' Equity
(all amounts in thousands)

                                                                                      Dividend
                                                                       Additional   distributions
                               Preferred Stock       Common Stock        paid-in    in excess of
                              Shares    Amount     Shares    Amount      capital     net income      Total
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2002       454    $  5,000     5,831    $   58    $  70,725      $ (36,512)   $ 39,271
Preferred stock issued          455       5,000         -         -          (54)             -       4,947
Common stock issued               -           -        76         1          803              -         803
Dividends paid - preferred        -           -         -         -            -           (537)       (537)
Dividends paid - common           -           -         -         -            -         (5,859)     (5,859)
Net income                        -           -         -         -            -            107         107
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2003       909      10,000     5,907        59       71,473        (42,800)     38,733
Common stock issued               -           -     2,746        27       31,747              -      31,775
Dividends paid - preferred        -           -         -         -            -         (1,000)     (1,000)
Dividends paid - common           -           -         -         -            -         (7,551)     (7,551)
Net income                        -           -         -         -            -          1,039       1,039
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2004       909      10,000     8,653        87      103,221        (50,311)     62,996
Common stock issued               -           -       824         6        9,162              -       9,168
Preferred stock conversion     (909)    (10,000)      909         9        9,991              -           -
Service cost related to
   nonvested common stock         -           -         -         -          143              -         143
Dividends paid - preferred        -           -         -         -            -         (1,083)     (1,083)
Dividends paid - common           -           -         -         -            -         (9,306)     (9,306)
Net loss                          -           -         -         -            -         (1,488)     (1,488)
                             --------- ---------- --------- ---------- ------------ -------------- ----------
Balance December 31, 2005         -    $      -    10,386     $ 102    $ 122,516      $ (62,189)   $ 60,429
                             ========= ========== ========= ========== ============ ============== ==========


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows
(all amounts in thousands)

                                                                           Years ended December 31
                                                                      2005           2004          2003
                                                                  -------------- ------------- --------------
Operating activities
Apartment rental receipts, net                                      $ 68,175       $ 45,717       $ 37,491
Restaurant rental receipts                                             3,830          3,920          3,908
Management fee receipts                                                  131            762            826
Interest and other income receipts                                       372            185            404
Operating and administrative expense payments                        (34,186)       (23,402)       (19,843)
Interest payments                                                    (23,382)       (14,504)       (13,192)
Penalties paid at debt refinance                                      (2,146)             -              -
                                                                  -------------- ------------- --------------
  Net cash provided by operating activities                           12,793         12,677          9,594

Investing activities
Acquisitions of apartment properties                                 (75,439)       (48,148)       (23,382)
Acquisition of Boddie Investment Company, net of cash included
   in accounts of consolidated limited partnerships                      368              -              -
Additions to apartment communities                                    (8,370)        (5,161)        (3,349)
Net (funding of) release from lender reserves for replacements          (616)          (457)           213
Net proceeds, sale of real estate investments                         22,082              -          1,244
Casualty proceeds                                                        533            918              -
                                                                  -------------- ------------- --------------
  Net cash used in investing activities                              (61,444)       (52,848)       (25,275)

Financing activities
Net proceeds from issuance of preferred stock                              -              -          4,946
Net proceeds from issuance of common stock                             1,383         31,462            770
Distributions to minority partners in
   consolidated limited partnerships                                  (7,861)             -              -
Distributions to operating partnership minority unitholders           (2,121)        (1,847)        (1,845)
Payment of dividends to preferred shareholder                         (1,083)        (1,000)          (537)
Payment of dividends to common shareholders                           (9,306)        (7,551)        (5,859)
Proceeds from notes payable                                          200,913        111,906         25,986
Principal payments on notes payable                                 (129,390)       (91,941)        (7,856)
Payment of deferred financing costs                                   (1,291)          (906)          (244)
                                                                  -------------- ------------- --------------
  Net cash provided by financing activities                           51,245         40,123         15,361
                                                                  -------------- ------------- --------------

Net increase (decrease) in cash and cash equivalents                   2,594            (47)          (320)
Cash and cash equivalents at beginning of year                           517            564            884
                                                                  -------------- ------------- --------------
Cash and cash equivalents at end of year                            $  3,111       $    517       $    564
                                                                  ============== ============= ==============

                                                                (continued)

BNP RESIDENTIAL PROPERTIES, INC.
Consolidated Statements of Cash Flows - continued
(all amounts in thousands)

                                                                           Years ended December 31
                                                                      2005           2004          2003
                                                                  -------------- ------------- --------------
Reconciliation of net income to
  net cash provided by operating activities:
Net (loss) income                                                  $  (1,488)     $   1,039     $      107
Amortization of intangible for in-place leases at acquisitions           193              -              -
Casualty gains, net of losses                                           (668)          (255)             -
Amortization of debt premium                                            (168)          (105)          (228)
Write-off of unamortized loan costs at debt refinance                    327             85              -
Depreciation and amortization of deferred loan costs                  17,034         11,856         10,361
Depreciation and amortization from discontinued operations               273            179              -
Deficit distributions to minority partners in
   consolidated limited partnerships                                   7,861              -              -
Gain on sale or real estate assets                                    (8,132)             -              -
Minority interest in consolidated limited partnerships                  (350)             -              -
Minority interest in operating partnership                              (318)            16           (174)
Compensation cost related to nonvested common stock                      143              -              -
Changes in operating assets and liabilities:
  Prepaid expenses and other assets                                   (1,125)          (336)          (297)
  Accounts payable and accrued expenses                                 (707)           119            (97)
  Deferred revenue, prepaid rent and security deposits                   (80)            79            (79)
                                                                  -------------- ------------- --------------
    Net cash provided by operating activities                      $  12,793      $  12,677     $    9,594
                                                                  ============== ============= ==============


See accompanying notes.

BNP RESIDENTIAL PROPERTIES, INC.
Notes to Consolidated Financial Statements
December 31, 2005


Note 1.  Summary of significant accounting policies

Basis of presentation
The consolidated financial statements include the accounts of BNP Residential Properties, Inc. (the "company") and BNP Residential Properties Limited Partnership (the "operating partnership"). We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP").

Effective January 26, 2005, in connection with an acquisition on that date, the consolidated financial statements also include the accounts of three real estate limited partnerships (the "consolidated limited partnerships") in which we have general partner interests. The assets of consolidated limited partnerships controlled by the operating partnership generally are not available to pay creditors of the company or the operating partnership.

All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

We are a self-administered and self-managed real estate investment trust ("REIT") with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of December 31, 2005, we owned and managed 30 apartment communities containing 7,945 units, and served as general partner of limited partnerships that owned three apartment communities containing 713 units. In addition to our apartment communities, at December 31, 2005, we owned 40 properties that we lease on a triple-net basis to a restaurant operator. The lessee operates these properties as restaurants and, under the terms of the lease, is totally responsible for the operation and maintenance of the properties.

UpREIT structure
We are structured as an UpREIT, or umbrella partnership real estate investment trust. The company is the general partner and owns a majority interest in the operating partnership, through which we conduct all of our operations. At December 31, 2005, we owned 80% of the common ownership units of the operating partnership. We refer to the limited partners of the operating partnership as minority common unitholders or as the operating partnership minority interest. Limited partners will generally be able to redeem their units for cash or, at our option as general partner, for shares of common stock of the company on a one-for-one basis. UpREITs are generally structured so that distributions of cash from the operating partnership are allocated between the REIT and the limited partners based on their respective unit ownership.

Reclassifications

We have reclassified certain 2004 and 2003 amounts to conform to the current year presentation in the accompanying financial statements.

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

Accounting for general partner interests in limited partnerships
As managing general partner in three real estate limited partnerships, we have the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements. In acting as general partner in these limited partnerships, we are committed to providing additional levels of funding to meet partnership operating deficits as may be needed. The appropriate accounting treatment for our interests in these partnerships varies, depending on whether or not the partnership is considered a variable interest entity ("VIE").

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provided a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has equity owners that, as a group, are unable to make significant decisions about its activities, or
(3) has equity owners that, as a group, do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46, as modified, requires that a VIE be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a "variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the "primary beneficiary." Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value, and must subsequently account for the VIE as if it were consolidated based on majority voting interest.

If we, as general partner, control a partnership that is not a VIE, generally accepted accounting principles require that we consolidate the partnership in our financial statements. Upon consolidation, we record our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value, and we subsequently account for the partnership based on our prorata interest; the noncontrolling interests are reflected in our financial statements at their historical costs.

Accounting for discontinued operations
FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the assets and liabilities and the results of operations of any properties that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in our consolidated financial statements, for both current and prior periods presented. In addition, the net gain or loss on the disposal of properties held for sale is presented as discontinued operations. A change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We record no depreciation for the community assets once the community is classified as held for sale.

Real estate investments
Real estate investments are stated at the lower of cost, less accumulated depreciation, or fair value. In general, for properties acquired prior to 2002, we compute depreciation using the straight-line method over composite estimated useful lives of the related assets, generally 40 years for buildings, 20 years for land improvements, 10 years for fixtures and equipment, and five years for floor coverings. For properties acquired in 2002 and later years, we performed detailed analyses of components of the real estate assets acquired. For these properties, we assigned estimated useful lives as follows: base building structure,

40-60 years; land improvements, 5-20 years; short-lived building components, 5-20 years; and fixtures, equipment and floor coverings, 5-10 years.

We generally complete and capitalize acquisition improvements (expenditures that have been identified at the time the property is acquired and which are intended to position the property consistent with our physical standards) within one to two years of acquisition of the related apartment property. We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize recurring capital expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of existing assets. For financial reporting purposes, we depreciate these additions and replacements on a straight-line basis over estimated useful lives of 5-20 years. We capitalize all floor covering, appliance and HVAC replacements, and depreciate them using a straight-line, group method over estimated useful lives of 5-10 years. We retire replaced assets with a charge to depreciation for any remaining carrying value. We expense ordinary repairs and maintenance costs at apartment communities. Costs of repairs and maintenance and capital improvements at restaurant properties are borne by the lessee.

We evaluate our real estate assets upon occurrence of significant adverse changes in operations, to assess whether any impairment indicators are present that affect the recovery of the recorded values. If we considered any real estate assets to be impaired, we would record a loss to reduce the carrying value of the property to its estimated fair value. At December 31, 2005 and 2004, none of our assets were considered impaired.

Cash and cash equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred costs and intangible assets
We defer financing costs and amortize them using the straight-line method over the terms of the related notes. If we pay down or retire notes prior to their maturity, we write off the related unamortized financing costs, reflected as a charge to operations. Accumulated amortization on these assets totaled $1.0 million at December 31, 2005, and $1.2 million at December 31, 2004.

As of December 31, 2005, we estimate future amortization of deferred financing costs will be as follows (in thousands):

      2006             $ 482                 2009                 $ 246
      2007               461                 2010                   222
      2008               344                 Thereafter             625

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized after December 31, 2001, but are subject to annual impairment tests. We perform these annual tests as of October 1 of each year. Based on our tests through October 1, 2005, we determined that the intangible related to our 1994 acquisition of management operations, net of accumulated amortization, is not impaired. The historical cost of this intangible asset is $3.7 million, with accumulated amortization of $2.6 million.

In conjunction with the acquisition of an apartment community, we estimate the fair value of at-market, in-place leases. We record these amounts as intangible assets and amortize them over the remaining lease terms with a charge to apartment rental income. In general, the average remaining life of in-place leases at acquisition dates in 2005 ranged from five to nine months, and intangible assets represented approximately 0.3% of contract prices. At December 31, 2005, the historical cost of these intangible assets is $0.3 million, with accumulated amortization of $0.2 million.

We defer costs incurred in connection with proposed investing and financing transactions until the proposed transactions are consummated. We include such costs in prepaid expenses and other assets on our balance sheet. If we determine that a proposed transaction is not probable, we charge these costs to expense.

Fair values of financial instruments
The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.
We estimate the fair value of fixed-rate notes and variable-rate notes payable using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The aggregate fair value of our deed of trust and other notes payable was approximately $437 million at December 31, 2005, and $296 million at December 31, 2004.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with accounting principles generally accepted in the United States. Depreciation amounts included in these financial statements reflect our estimate of the life and related depreciation rates for rental properties. In addition, the carrying amount of the intangible asset related to acquisition of management operations reflects our assessment of the continuing value of this asset. Actual results could differ from these significant estimates.

Revenue recognition, deferred revenue and security deposits
We record rental and other revenue as it is earned, net of our provision for estimated uncollectible revenues. We amortize any cash concessions given at the inception of an apartment lease over the approximate life of the lease, which is generally one year or less. We record rental payments received prior to the first of a given month as prepaid rent.

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

Deferred revenue and security deposits include the following amounts:

                                                                                     December 31
                                                                                2005              2004
                                                                          ----------------- -----------------
                                                                               (000's)           (000's)
Liability for tenant security deposits                                        $    987          $    556
Prepaid apartment rents                                                            583               494
Deferred cable revenue                                                             380               460
Prepaid restaurant rents                                                             -                91
Insurance proceeds held pending reconstruction of apartment building                 -               186
                                                                          ----------------- -----------------
                                                                              $  1,950          $  1,787
                                                                          ================= =================

Advertising costs
We expense advertising costs as they are incurred. Advertising expense totaled $758,000 in 2005, $530,000 in 2004, and $500,000 in 2003.

Earnings per share
We calculate earnings per share based on the weighted average number of shares outstanding during each year.

Comprehensive income
Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners (such as capital contributions and dividends). We did not have any comprehensive income items in 2005, 2004, or 2003, other than net income as reported.

Stock-based compensation
The company has one employee Stock Option and Incentive Plan in place, which is described more fully in Note 7.

Prior to July 1, 2005, as allowed by FASB Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and FASB Statement 123, "Accounting for Stock-Based Compensation," we accounted for this plan using the intrinsic value method; no stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. All outstanding options were fully vested prior to the end of 2004. If we had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation, the effect would have been to reduce net income as reported by $200 in 2004, with no impact on net income as reported in 2005 or on basic and diluted earnings per share amounts as reported.

In December 2004 the FASB issued Statement No. 123 (revised 2004), "Share Based Payment," ("FAS 123(R)") which is a revision of Statement 123, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Effective July 1, 2005, we adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the second half of 2005 includes compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

In August 2005, the Board of Directors granted and the company issued 200,000 restricted nonvested shares of the company's common stock to four of our executive officers. During 2005, we recorded $143,000 in service cost related to nonvested common stock.

Note 2.  Consolidated limited partnerships

Effective January 26, 2005, we acquired Boddie Investment Company ("BIC") in exchange for shares of our common stock. As a result of this acquisition, in addition to other assets, we acquired certain economic interests in the following limited partnerships:

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

We determined that The Villages of Chapel Hill Limited Partnership ("Villages Partnership") is a VIE because the limited partnership does not have sufficient equity to carry out its principal activities without additional subordinated financial support from the general partner. We also determined that we are the primary beneficiary of the Villages Partnership. Our initial net investment in this general partnership interest was $2,000. We included the accounts of this partnership in our consolidated financial statements effective January 26, 2005, by recording all of the Villages Partnership assets, liabilities and noncontrolling interests at fair value. In our initial consolidation of the Villages Partnership, we recorded the noncontrolling limited partners' capital accounts at $350,000.

We determined that the Marina Shores Associates One, Limited Partnership ("Marina Shores Partnership") and The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages - Phase 5 Partnership") are not VIEs. However, under the terms of the partnership agreements for these partnerships, the general partner controls the activities of the partnership. Our initial investments in these general partnership interests were $5.9 million for the Marina Shores Partnership interest and $7,000 for the Villages - Phase 5 Partnership interest. We included the accounts of these partnerships in our consolidated financial statements effective January 26, 2005, by recording our prorata interest in the partnerships' assets and liabilities at the lower of our cost or fair value, including the noncontrolling interests in the partnerships' assets and liabilities at their historical costs, and by resetting the noncontrolling limited partners' capital accounts (which were previously in deficit balances) to $-0-.

The initial inclusion of these partnerships in our consolidated financial statements resulted in increases to our balance sheet amounts as follows:

                                                          Real estate      Net operating     Deed of trust
                                                          investments          assets        notes payable
                                                        ----------------- ----------------- -----------------
                                                            (000's)            (000's)          (000's)
Marina Shores Partnership                                    $ 26,254          $   950          $ 21,264
Villages Partnership                                           14,188              145            12,094
Villages - Phase 5 Partnership                                  2,596              239             2,828
                                                        ----------------- ----------------- -----------------
                                                             $ 43,039          $ 1,334          $ 36,186
                                                        ================= ================= =================

In addition, in consolidation we eliminated approximately $1.9 million in notes and other receivables from The Villages Partnership that we acquired in the transaction with BIC.

We reflect the unaffiliated partners' interests in the Marina Shores Partnership, the Villages Partnership and the Villages - Phase 5 Partnership as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the positive carrying amounts of their minority interests, we record a charge equal to the amount of such excess distributions to minority partners. These charges decrease our net income (or increase our net loss); however, the cash outlay is, in fact, made by the consolidated limited partnership, and there is no cost to the operating partnership. During 2005, we recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $7.9 million.

We allocate proportional income and losses of the consolidated limited partnerships, measured on a year-to-date basis, to minority partners. However, we may allocate losses to a minority partner only to the extent of the positive carrying amount of the interest of that minority partner. When losses attributable to the minority limited partners of a consolidated limited partnership exceed the carrying amount of the minority interest, we record a charge, even though there is no cash outlay by the operating partnership. During 2005, we recorded charges for consolidated limited partnership losses, resulting primarily from depreciation, along with costs related to refinance of the Marina Shores Partnership's first deed of trust loan, as follows (in thousands):

Marina Shores Partnership                                      $   99
Villages Partnership*                                              10
Villages - Phase 5 Partnership                                     17
                                                        -----------------
                                                               $  126
                                                        =================

*After charges for net losses of $350,000 to reduce minority limited partners' capital accounts to $-0-.

Note 3.  Discontinued operations
In October 2005, we sold Savannah Shores Apartments for a contract price of $22.75 million to an unaffiliated third party. Net proceeds of the sale were $22.2 million, and we recorded a gain on the sale of real estate assets of $8.1 million.

We acquired Savannah Shores Apartments in July 2004 for an initial purchase price of $12.5 million, paid through issuance of operating partnership units with total imputed value of $0.1 million, assumption of $12.2 million in debt obligations, and assumption of $0.2 million net operating liabilities. The acquisition agreement provided for potential earn-out of additional purchase consideration of up to $1.7 million, which we paid through issuance of additional operating partnership units in October 2005.

We have presented the operations of this community as discontinued operations in our statements of operations for 2005 and 2004. Operating results of this community were as follows:

                                                                               2005              2004
                                                                            (10 months)       (6 months)
                                                                          ----------------- -----------------
                                                                               (000's)           (000's)
Apartment rental income                                                        $ 1,493           $   879
Apartment operations expense                                                      (740)             (443)
Interest                                                                          (360)             (162)
Depreciation                                                                      (259)             (170)
Amortization of deferred loan costs                                                (14)               (9)
Write-off of deferred loan costs at debt retirement                                (33)                -
                                                                          ----------------- -----------------
                                                                               $    88           $    95
                                                                          ================= =================

Note 4.  Real estate investments

Real estate investments consist of the following:

                                                                                     December 31
                                                                                2005              2004
                                                                          ----------------- -----------------
                                                                               (000's)           (000's)
Apartment properties - owned
   Land                                                                       $  59,089         $  43,684
   Buildings and improvements                                                   449,274           344,395
   Computer and support equipment                                                 1,416             1,041
   Less accumulated depreciation                                                (67,341)          (54,514)
                                                                          ----------------- -----------------
                                                                                442,437           334,605

Apartment properties - consolidated limited partnerships
   Land                                                                           3,214                 -
   Buildings and improvements                                                    46,567                 -
   Less accumulated depreciation                                                 (7,712)                -
                                                                          ----------------- -----------------
                                                                                 42,069                 -



                                                                                     December 31
                                                                                2005              2004
                                                                          ----------------- -----------------
                                                                               (000's)           (000's)

Restaurant properties
   Land                                                                          10,445            10,445
   Buildings and improvements                                                    26,961            26,961
   Less accumulated depreciation                                                (12,615)          (11,940)
                                                                          ----------------- -----------------
                                                                                 24,791            25,466
                                                                          ----------------- -----------------
                                                                              $ 509,297         $ 360,071
                                                                          ================= =================

For federal and state income tax purposes, we will report real estate investments with a total cost basis of $512 million and accumulated depreciation of $112 million as of December 31, 2005.

During the three years ended December 31, 2005, we acquired the apartment communities listed below. The results of operations of these apartment communities are included in the financial statements from the dates of acquisition.

2005 acquisitions:

     o Timbers Apartments, acquired October 2005, for a total cost of $22.5 million, paid in cash.

     o Hamptons Apartments, acquired October 2005, for a total cost of $17.5 million, paid in cash.

     o Paces Watch Apartments, acquired May 2005, for a total cost of $20.5 million, paid in cash.

     o Waverly Place Apartments, acquired April 2005, for a total cost of $13.2 million, paid in cash.

     o Portfolio of four apartment communities (Canterbury Apartments, Laurel Springs Apartments, Laurel Springs II Apartments, and Salem Ridge Apartments), acquired March 2005, for an aggregate purchase price of $52.1 million (including $0.3 million in net operating assets acquired), paid by assumption or refinancing of $42.8 million in debt obligations and issuance of operating partnership units with an imputed value of $9.3 million. Under the terms of the exchange agreements, we issued 689,000 operating partnership units at closing, and we will issue an additional 74,000 units in March 2006. We operate Laurel Springs and Laurel Springs II Apartments as one community.

2004 acquisitions:

     o Bridges at Southpoint Apartments, acquired September 2004, for a total cost of $10.2 million, paid in cash.

     o    Savannah Shores Apartments, acquired July 2004 - see discussion at
          Note 3.

     o The Fairington Apartments, acquired August 2004, for a total cost of $18.6 million, paid in cash.

     o Carriage Club Apartments, acquired June 2004, for a total cost of $19.7 million, paid in cash.

     o Bridges at Wind River Apartments, acquired May 2004, for a total cost of $25.1 million (including $0.2 million in net operating assets acquired), including assumption of $24.6 million in debt obligations and issuance of 42,000 operating partnership units with an imputed value of $0.5 million.

2003 acquisitions:


     o The Harrington Apartments, acquired August 2003, for a total cost of $17.9 million, paid in cash.

     o The Place Apartments, acquired March 2003, for a total cost of $5.6 million, paid in cash.

We present the following unaudited pro forma summary information as if we had owned the properties acquired in 2005 and 2004 throughout all of both years. These pro forma amounts may not represent how we would have performed if these acquisitions had really occurred prior to 2004. In addition, they do not purport to project our results of operations for any future period.

                                                       2005            2004
                                                  --------------  --------------

(000's) (000's)

Total revenue                                         $79,197           $75,723
(Loss) income from
- Continuing operations                                (8,456)             (586)
- Discontinued operations                               6,482                72
Net loss                                               (1,974)             (514)
Loss attributed to common shareholders                 (2,807)           (1,514)

Basic and diluted earnings per share:
   (Loss) income from
   - Continuing operations                             $(0.91)           $(0.07)
   - Discontinued operations                             0.70              0.01
   Net loss                                             (0.21)            (0.06)
   Loss attributed to common shareholders               (0.30)            (0.19)

During 2003, we sold two restaurant properties to the lessee for their net carrying values, totaling $1.2 million. We applied the proceeds from these sales to improvements at apartment communities and to reduce our line of credit secured by the restaurant properties.

Note 5.  Notes Payable

Notes payable consist of the following:

                                                            December 31
                                                        2005           2004
                                                  --------------- --------------
                                                      (000's)         (000's)

Owned properties - Lines of credit with a bank:

Principal sum of up to $14.6 million through
January 2007, then $13.8 million, due January
2008 (as modified June 2005), secured by
deeds of trust and assignments of rents of 40
restaurant properties. Interest-only payments
on the outstanding balance due monthly at a
variable interest rate of 30-day LIBOR plus
1.80% (6.27% at December 31, 2005).                 $  14,650         $   16,316

Revolving line of credit for principal sum of up to $40.0 million, due January 2009 (as modified November 2005), secured by a deed of trust and assignment of rents of Latitudes
Apartments. Interest-only payments on the outstanding balance due monthly at a

                                                            December 31
                                                        2005           2004
                                                  --------------- --------------
                                                      (000's)         (000's)

variable interest rate of 30-day LIBOR plus
1.65 % (6.12% at December 31, 2005).                       -0-            10,166

Owned properties - Variable rate notes payable:

Notes payable to banks, assumed in
conjunction with 2005 acquisitions of one
apartment community and a parcel of land
adjacent to another community. Payments of
$7,000 principal plus interest due monthly at
interest rates of 30-day LIBOR plus 1.90% and
1.98% (6.45% at December 31, 2005).
Maturities in 2006 with balloon payments
totaling $7.9 million.                                  7,923                  -

Note payable to a bank in the principal
amount of $10.5 million (as modified December
2004), secured by a deed of trust and
assignment of rents of an apartment
community. Payable in monthly installments of
$56,000 including principal and interest at
30-day LIBOR plus 1.85% (6.32% at December
31, 2005). Maturity in December 2007, with an
estimated balloon payment of $8.0 million.              8,294             10,453

Note payable to a bank, secured by a deed of
trust and assignment of rents of an apartment
community, with available balance up to $13.0
million. Interest-only payments due monthly
at 30-day LIBOR plus 1.65% (6.12% at December
31, 2005), with maturity in November 2008.              9,392                  -

Note payable to a bank, secured by a deed of
trust and assignment of rents of one
apartment property. (Two additional notes
payable were outstanding at December 31,
2004, and were retired in 2005.)
Interest-only payments on the outstanding
principal balance due monthly at an interest
rate of 30-day LIBOR plus 1.75% (6.22% at
December 31, 2005); beginning September 2007,
monthly payments of principal estimated at
$25,000 plus interest. Maturity in August
2009, with an estimated balloon payment of
$12.9 million.                                         13,400             33,900

Owned properties - Fixed rate notes payable:

Notes payable comprised of 21 loans (11 loans
in 2004), payable in monthly installments
totaling $1,564,000 including principal and
interest at rates ranging from 4.98% to 7.09%
with maturities in 2009 through 2016. Secured
by deeds of trust and assignments of rents of
apartment communities.                                278,461            131,225

                                                            December 31
                                                        2005           2004
                                                  --------------- --------------
                                                      (000's)         (000's)

Notes payable comprised of 7 loans (10 loans
in 2004), interest rates ranging from 5.53%
to 6.76%, payable in interest-only monthly
installments totaling $296,000, with
maturities totaling $39.1 million in 2008 and
$17.3 million in 2015. Secured by deeds of
trust and assignments of rents of apartment
communities.                                           56,455             84,366
                                                ---------------- ---------------
                                                      388,576            286,425

Consolidated limited partnerships - Fixed rate notes payable:

Notes payable comprised of three loans,
payable in monthly installments totaling
$279,000 including principal and interest at
rates ranging from 5.15% to 7.39% with
maturities totaling $12.7 million in 2011 and
$28.0 million in 2015. Secured by deeds of
trust and assignments of rents of apartment
communities. The carrying amount at December
31, 2005, includes $1.0 million premium
recorded in consolidation to reduce the
effective interest rates of above-market
loans from 7.39% to approximately 5.3%.                48,136                  -
                                                ---------------- ---------------

                                                     $436,712           $286,425
                                                ================ ===============

During the three years ended December 31, 2005, we executed or assumed the following notes payable in conjunction with acquisitions of apartment communities:

o $17.3 million fixed-rate note payable, October 2005, secured by a deed of trust and assignment of rents of Timbers Apartments. This loan provides for interest at 5.45% (5.53% effective rate), payable in interest-only monthly installments of $80,000, with a balloon payment of $17.3 million at maturity in November 2015. We paid and recorded deferred loan costs of $120,000 related to this loan.

o $13.0 million variable-rate note payable, initial draw of $9.4 million October 2005, secured by a deed of trust and assignment of rents of Hamptons Apartments. This loan provides for interest at 30-day LIBOR plus 1.65%, payable monthly, with principal due November 2008. We paid and recorded deferred loan costs of $78,000 related to this loan.

o $14.9 million fixed-rate note payable, May 2005, secured by a mortgage and assignment of rents of Paces Watch Apartments. This loan provides for interest at 5.31% (5.38% effective rate), with interest-only payments of $67,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $83,000, with a balloon payment of $13.3 million at maturity in June 2015. We paid and recorded deferred loan costs of $90,000 related to this loan.

o $10.2 million fixed-rate note payable, April 2005, secured by a mortgage and assignment of rents of Waverly Place Apartments. This loan provides for interest at 5.31% (5.38% effective rate), with interest-only monthly payments of $46,000 through May 2008. Beginning June 2008, scheduled monthly installments of principal and interest will be $56,000 with a balloon payment of $9.1 million at maturity in June 2015. We paid and recorded deferred loan costs of $66,000 related to this loan.

o $21.5 million balance, fixed-rate note payable assumed March 2005, secured by a mortgage and assignment of rents of Canterbury Apartments. This loan provides for interest at 5.40% (5.48% effective rate), payable in monthly installments of principal and interest of $124,000 through July 2013, with a balloon payment of $18.4 million at maturity in August 2013. We paid and recorded deferred loan costs of $26,000 related to this loan.

o $1.5 million variable-rate unsecured note related to Canterbury Apartments, assumed March 2005 and immediately retired.

o $11.3 million balance, fixed-rate note payable assumed March 2005, secured by a deed of trust and assignment of rents of Laurel Springs Apartments. This loan provides for interest at 4.91% (4.98% effective rate), payable in monthly installments of principal and interest of $62,000 through June 2013, with a balloon payment of $9.6 million at maturity in July 2013. We paid and recorded deferred loan costs of $28,000 related to this loan.

o $5.9 million variable-rate note payable assumed March 2005, secured by a deed of trust and assignment of rents of Laurel Springs II Apartments. This loan provides for interest at 30-day LIBOR plus 1.90%, payable monthly. Beginning July 2005, principal payments of $7,000 are due monthly in addition to interest, with a balloon payment of $5.8 million at maturity in June 2006. At our option, we may extend the loan maturity to June 2008. We paid and recorded deferred loan costs of $2,000 related to this loan.

o $2.6 million fixed-rate note payable assumed March 2005, secured by a deed of trust and assignment of rents of Salem Ridge Apartments. This loan provides for interest at 6.76%, with interest-only monthly payments of $15,000, and principal due September 2008. We paid and recorded deferred loan costs of $12,000 related to this loan.

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

o $9.0 million variable-rate note payable, July 2004, secured by a deed of trust and assignment of rents of Savannah Shores Apartments. We subsequently retired this loan in conjunction with the sale of Savannah Shores Apartments in October 2005. We paid and recorded deferred loan costs of $56,000 related to this loan in 2004; we wrote off unamortized loan costs of $33,000 related to this loan in 2005. .

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

o $14.4 million variable-rate note payable, August 2003, secured by a deed of trust and assignment of rents of Mallard Creek Phase 2 Apartments (formerly Harrington Apartments). This loan provided for interest at 30-day LIBOR plus 1.75%, payable monthly. We subsequently retired this loan in July 2004 (see refinancing transactions below).

o $4.6 million fixed-rate note payable, March 2003, secured by a deed of trust and assignment of rents of Bridges at Pelham Apartments (formerly The Place Apartments). This loan provides for interest at 5.06% (5.13% effective rate) and monthly payments including principal and interest of $25,000, with a balloon payment of $3.8 million at maturity in March 2013. We paid and recorded deferred loan costs of $63,000 related to this loan.

During this three-year period, we executed the following notes payable in refinancing transactions:

o $5.7 million fixed-rate note payable, December 2005, secured by a deed of trust and assignment of rents of Pepperstone Apartments. This loan provides for interest at 5.58% (5.66% effective rate), with interest-only monthly payments of $27,000 through January 2012. Beginning February 2012, scheduled monthly installments of principal and interest will be $33,000, with a balloon payment of $5.4 million at maturity in January 2016. We applied the proceeds to retire an existing 6.97% fixed-rate note payable with a balance of $3.9 million, along with $133,000 in prepayment penalties, and reduce the outstanding balance of our line of credit secured by Latitudes Apartments. Through December 31, 2005, we paid and recorded deferred loan costs of $25,000 related to this loan. In addition, we wrote off unamortized loan costs of $9,000 related to the debt retired.

o $20.3 million fixed-rate note payable, December 2005, secured by a deed of trust and assignment of rents of Waterford Place Apartments. This loan provides for interest at 5.58% (5.66% effective rate), with interest-only monthly payments of $96,000 through January 2012. Beginning February 2012, scheduled monthly installments of principal and interest will be $116,000, with a balloon payment of $19.2 million at maturity in January 2016. We applied the proceeds to retire an existing 6.97% fixed-rate note payable with a balance of $11.1 million, along with $379,000 in prepayment penalties, and reduce the outstanding balance of our line of credit secured by Latitudes Apartments. Through December 31, 2005, we paid and recorded deferred loan costs of $32,000 related to this loan. In addition, we wrote off unamortized loan costs of $20,000 related to the debt retired.

o $23.7 million fixed-rate note payable, December 2005, secured by a deed of trust and assignment of rents of Abbington Place Apartments. This loan provides for interest at 5.50% (5.57% effective rate), with interest-only monthly payments of $110,000 through January 2013. Beginning February 2013, scheduled monthly installments of principal and interest will be $135,000, with a balloon payment of $22.8 million at maturity in January 2016. We applied the proceeds to retire an existing 6.97% fixed-rate note payable with a balance of $15.8 million, along with $539,000 in prepayment penalties, and reduce the outstanding balance of our line of credit secured by the Latitudes Apartments. Through December 31, 2005, we paid and recorded deferred loan costs of $48,000 related to this loan. In addition, we wrote off unamortized loan costs of $28,000 related to the debt retired.

o $10.2 million fixed-rate note payable, December 2005, secured by a deed of trust and assignment of rents of Savannah Place Apartments. This loan provides for interest at 5.50% (5.57% effective rate), with interest-only monthly payments of $47,000 through January 2013. Beginning February 2013, scheduled monthly installments of principal and interest will be $58,000, with a balloon payment of $9.8 million at maturity in January 2016. We applied the proceeds to retire an existing 6.97% fixed-rate note payable with a balance of $7.3 million, along with $250,000 in prepayment penalties, and reduce the outstanding balance of our line of credit secured by Latitudes Apartments. Through December 31, 2005, we paid and recorded deferred loan costs of $41,000 related to this loan. In addition, we wrote off unamortized loan costs of $14,000 related to the debt retired.

o $14.0 million fixed-rate note payable, December 2005, secured by a deed of trust and assignment of rents of Woods Edge Apartments. This loan provides for interest at 5.50% (5.57% effective rate), with interest-only monthly payments of $65,000 through January 2013. Beginning February 2013, schedule monthly installments of principal and interest will be $79,000, with a balloon payment of $13.4 million at maturity in January 2016. We applied the proceeds to retire an existing 6.95% fixed-rate note payable with a balance of $9.8 million, along with $326,000 in prepayment penalties, and reduce the outstanding balance of our line of credit secured by Latitudes Apartments. Through December 31, 2005, we paid and recorded deferred loan costs of $44,000 related to this loan.

o $15.5 million fixed-rate note payable, May 2005, secured by a deed of trust and assignment of rents of Chason Ridge Apartments. This loan provides for interest at 5.21% (5.28% effective rate), with interest-only monthly payments of $68,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $85,000, with a balloon payment of $13.9 million at maturity in June 2015. We applied the proceeds to retire an existing $11.5 million variable-rate note payable and reduce the outstanding balance of our line of credit secured by Latitudes Apartments. We paid and recorded deferred loan costs of $124,000 related to this loan. In addition, we wrote off unamortized loan costs of $63,000 related to the debt retired.

o $7.1 million fixed-rate note payable, June 2005, secured by a deed of trust and assignment of rents of Mallard Creek Phase 1 Apartments (formerly Harris Hill Apartments). This loan provides for interest at 5.21% (5.28% effective rate), with interest-only monthly payments of $31,000 through June 2008. Beginning July 2008, scheduled monthly installments of principal and interest will be $39,000, with a balloon payment of $6.4 million at maturity in June 2015. We applied the proceeds to retire an existing 8.55% fixed-rate note payable with a balance of $5.5 million and reduce our line of credit secured by Latitudes Apartments. We paid and recorded deferred loan costs of $76,000 related to this loan.

o $33.9 million fixed-rate note payable, February 2005, secured by a deed of trust and assignment of rents of Marina Shores Apartments (in which we have a 50% interest through our general partner interest in the Marina Shores Partnership, which we include in our consolidated financial statements). This loan provides for interest at 5.08% (5.15% effective rate), payable in monthly installments of principal and interest of $184,000, with a balloon payment of $28.2 million in February 2015. The Marina Shores Partnership first applied proceeds of this loan to retire the existing $20.7 million deed of trust loan balance along with $1.2 million in interest and prepayment penalties, then distributed $6.8 million to the minority limited partner and $3.7 million to the operating partnership.

o $15.0 million fixed-rate note payable, July 2004, secured by a deed of trust and assignment of rents of Mallard Creek Phase 2 Apartments (formerly Harrington Apartments). This loan provides for interest at 5.15% (5.22% effective rate), payable in monthly installments of $65,000 through August 2005, then principal and interest payable in monthly installments of $82,000, with a balloon payment of $14.1 million at maturity in August 2009. We applied the proceeds to retire a $14.4 million variable-rate note payable. We paid and recorded deferred loan costs of $92,000 related to this loan. In addition, we wrote off unamortized loan costs of $85,000 related to the debt retired.

o $11.5 million variable-rate note payable, April 2004, secured by a deed of trust and assignment of rents of Chason Ridge Apartments. This loan provided for interest at 30-day LIBOR plus 1.75%, payable monthly. We subsequently retired this loan in May 2005 (discussed above).

In November 2005, we modified our revolving line of credit with a bank secured by Latitudes Apartments to increase our maximum loan amount to $40.0 million and extend the term of the loan through January 2009 (previously November 2007). In conjunction with this modification we paid and recorded deferred loan costs of $110,000. We also paid and recorded deferred loan costs of $184,000 in 2004 and $32,000 in 2003 in conjunction with previous modifications. As of December 31, 2005, $40.0 million was available for draw under our Latitudes line of credit.

In June 2005, we modified and extended our line of credit with a bank secured by our restaurant properties to extend the maturity date of this loan to January 2008 (previously January 2006). In conjunction with this modification, we paid and recorded deferred loan costs of $21,000. We also paid and recorded deferred loan costs of $41,000 in 2004 in conjunction with a previous modification.

Interest payments totaled $23.4 million (including $2.5 million paid by consolidated limited partnerships) in 2005, $14.5 million in 2004, and $13.2 million in 2003.

The loan agreements related to the lines of credit include covenants and restrictions relating to, among other things, specified levels of debt service coverage, leverage and net worth. To date, we have met all applicable requirements.

As of December 31, 2005, we estimate future scheduled principal payments will be as follows (in thousands):

       2006         $ 10,978               2009               $ 45,235
       2007           11,338               2010                 21,884
       2008           67,122               Thereafter          280,155

Note 6.  Shareholders' equity

Authorized capital stock
Our bylaws and certificate of incorporation allow the Board of Directors to authorize the issuance of up to 100 million shares of common stock and 10 million shares of preferred stock, issuable in series whose characteristics would be set by the Board of Directors.

Approximately 4.3 million authorized shares of common stock are reserved for future issuance under the company's Stock Option and Incentive Plan, Dividend Reinvestment and Stock Purchase Plan, and for conversion of Operating Partnership units.

Issue of common stock for acquisition of BIC
In conjunction with the January 2005 acquisition by merger of BIC, we issued 509,000 shares of our common stock valued at $8.2 million, and cancelled 72,000 shares of common stock that BIC held immediately before the merger.

Conversion of preferred shares to common shares
We issued 909,000 shares of the Company's Series B Cumulative Convertible Preferred stock with total liquidation value of $10.0 million to a single accredited investor during 2001 through 2003, for total net proceeds of $9.6 million. We redeemed these preferred shares in November 2005 on a one-for-one basis through issuance of 909,000 shares of our common stock.

Dividend Reinvestment and Stock Purchase Plan
Our Dividend Reinvestment and Stock Purchase Plan ("DRIP Plan") allows the company, at its option, to issue shares directly to Plan participants. We issued 52,000 shares in 2005, 66,000 shares in 2004, and 73,000 shares in 2003 through the Plan.

Redemption of operating partnership units
We redeemed operating partnership units from former minority unitholders by issuing shares of the company's common stock on a one-for-one basis in the following amounts: 78,000 shares in 2005, 25,000 shares in 2004, and 3,000 shares in 2003.

Earnings per common share
We calculated basic and diluted earnings per share using the following amounts:

                                                              2005              2004              2003
                                                        ----------------- ----------------- -----------------
                                                             (000's)           (000's)           (000's)
Numerators:
Numerator for basic earnings per share -
   (Loss) income from
   - Continuing operations                                  $ (8,052)       $      962         $     107
   - Discontinued operations                                   6,563                77                 -
                                                        ----------------- ----------------- -----------------
   Net (loss) income                                          (1,488)            1,039         $     107
   Cumulative preferred dividend                                (833)           (1,000)             (661)
                                                        ----------------- ----------------- -----------------
   (Loss) income attributed to common shareholders          $ (2,322)       $       39         $    (553)
                                                        ================= ================= =================
Numerator for diluted earnings per share (1) -
   (Loss) income from
   - Continuing operations                                  $ (8,052)       $      960         $     (66)
   - Discontinued operations                                   6,563                95                 -
                                                        ----------------- ----------------- -----------------
   Net (loss) income                                          (1,488)       $    1,055         $     (66)
   Cumulative preferred dividend                                (833)           (1,000)             (661)
                                                        ----------------- ----------------- -----------------
   (Loss) income attributed to common shareholders          $ (2,322)       $       55         $    (727)
                                                        ================= ================= =================
Denominators:
Denominator for basic earnings per share -
   Weighted average common shares outstanding                  9,389             7,617             5,868
   Less weighted average
     nonvested common shares outstanding                         (84)                -                 -
                                                        ----------------- ----------------- -----------------
   Weighted average common shares - basic                      9,305             7,617             5,868
Effect of dilutive securities:
   Convertible operating partnership units (1)                     -             1,856             1,843
   Weighted average nonvested common shares (2)                    -                 -                 -
   Stock options (3)                                               -                31                 6
                                                        ----------------- ----------------- -----------------
   Dilutive potential common stock                                 -             1,887             1,849
                                                        ----------------- ----------------- -----------------
Denominator for diluted earnings per share -
   Adjusted weighted average common shares and
   assumed conversions                                         9,305             9,504             7,717
                                                        ================= ================= =================

(1) We excluded 2.3 million operating partnership units from the calculation of diluted earnings per share for 2005; including these units would serve to reduce the net loss per share. For 2004 and 2003 calculations, assumes conversion of operating partnership units to common shares.
(2) We excluded 84,000 nonvested common shares from the calculation of diluted earnings per share for 2005; including these shares would serve to reduce the net loss per share, and they have been excluded from the calculation. The nonvested common shares were issued in August 2005.
(3) We excluded options to purchase 60,000 shares of common stock at $12.25, 120,000 shares of common stock at $13.125, 60,000 shares of common stock at $11.25, and 30,000 shares of common stock at $9.25 from the calculation of diluted earnings per share for 2005; including these options would serve to reduce the net loss per share.
     We excluded options to purchase 140,000 shares of common stock at $12.50, 110,000 shares at $12.25, 120,000 shares at $13.125, and 60,000 shares at
     $11.25 from the calculation of diluted earnings per share for 2003. The exercise price of these options was greater than the average market price of the common shares for these periods, and the effect would be anti-dilutive.

Note 7.  Stock-based compensation

The company has one employee Stock Option and Incentive Plan in place. The plan, as amended May 2005, provides for issuance of up to 1,260,000 shares, with a 630,000-share limit on restricted stock, phantom stock and other full-value stock-based awards combined. At December 31, 2005, we have reserved 903,000 shares of common stock for issuance under this plan.

Nonvested common stock
Effective August 1, 2005, the Board of Directors granted and the company issued 200,000 restricted shares of the company's common stock to four of our executive officers. All of the shares were nonvested at the date of grant, and will vest 10% per year beginning on July 1, 2006, and on each July 1 thereafter until fully vested. Once vested, the shares will be fully transferable without restriction. All shares carry dividend and voting rights.

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

During 2005, we recorded $143,000 in service cost related to nonvested common stock, included in corporate administration expense in our statement of operations and as an increase to additional paid-in capital. As of December 31, 2005, unrecognized service cost related to nonvested common stock totaled $3.0 million.

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

The following table summarizes information about stock options outstanding at December 31, 2005.


                                                        Weighted Average
                                                           Remaining         Number of         Number of
                                                          Contractual         Options           Options
                                                          Life (Years)      Outstanding       Exercisable
                                                        ----------------- ----------------- -----------------
Exercise price $9.25 per share                                   4.15            30,000            30,000
Exercise price $11.25 per share                                  2.83            60,000            60,000
Exercise price $13.125 per share                                 2.50           120,000           120,000
Exercise price $12.25 per share                                  1.33            60,000            60,000
                                                                          ----------------- -----------------
   All options outstanding                                       2.50           270,000           270,000
                                                                          ================= =================

There were no grants of options during 2005, 2004, or 2003. As of December 31, 2005, all outstanding options were fully vested. Changes in outstanding stock options were as follows:


                                       2005                       2004                       2003
                             -------------------------- -------------------------- --------------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                                Shares        Price        Shares        Price        Shares        Price
                             ------------ ------------- ------------ ------------- ------------ -------------
Beginning balance               327,500        $12.04      477,500        $12.12      477,500        $12.12
Granted                               -             -            -             -            -             -
Exercised                       (57,500)        11.86      (99,844)        12.50            -             -
Repurchased                           -             -            -             -            -             -
Forfeited                             -             -      (50,156)        11.85            -             -
                             ------------- ------------ ------------- ------------ ------------- ------------
Ending balance                  270,000        $12.08      327,500        $12.04      477,500        $12.12
                             ============= ============ ============= ============ ============= ============
Exercisable at the end of
the year                        270,000        $12.08      327,500        $12.04      465,625        $12.19
                             ============= ============ ============= ============ ============= ============

During 2005, we issued 57,500 shares of our common stock upon exercise of options by two employees for cash proceeds totaling $682,000. During 2004, we issued 99,844 shares of our common stock, net of 40,071 shares exchanged, upon exercise of options by three employees, for cash proceeds of $700,000.

Note 8.  Rental operations

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

The lease requires Enterprises to pay monthly installments of minimum rent and quarterly payments calculated based on the percentage rent, subject to an annual calculation of the greater of minimum or percentage rent. We received the minimum rent in 2005, 2004, and 2003. We expect annual minimum rent will be $3.8 million in years 2006 and 2007.

Casualty gains
During 2005, we recorded casualty gains totaling $668,000 related to fires that resulted in substantial damages to one building each at two of our apartment communities. We received insurance proceeds totaling $533,000 for a fire that occurred in April 2005, against which we identified and wrote off $365,000 net carrying value of assets destroyed. We expect to receive insurance proceeds totaling approximately $1.0 million in early 2006 for a fire that occurred in September 2005, against which we have tentatively identified and written off $530,000 net carrying value of assets destroyed.

During 2004, we recorded casualty gains totaling $269,000 related to fires that resulted in substantial damage to one building each at two of our apartment communities. We received insurance proceeds totaling $895,000, against which we identified and wrote off $626,000 net carrying value of assets destroyed.

We are insured for these losses, including rent continuation insurance covering 100% of lost rental income. We recorded $150,000 in 2005 and $131,000 in 2004 in recovery of lost rents, included in apartment rental income in our statements of operations.

Note 9.  Income taxes

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

                                                              2005              2004              2003
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
                                                            (000's)            (000's)           (000's)
(Loss) income before minority interests                      $(2,155)          $ 1,055           $   (66)
(Income) loss attributed to
   consolidated limited partnerships                           8,335                 -                 -
                                                        ----------------- ----------------- -----------------
Income (loss) subject to income tax -
   owned properties                                            6,180             1,055               (66)
Reconciling items:
Depreciation differences                                       1,225               375               129
GAAP gain on sale of apartment community
   in tax-free exchange                                       (8,130)                -                 -
One-time deduction allocated to
   Wind River Apartments contributor                               -             (1746)                -
Other book/tax differences, net                                  270               (70)             (163)
                                                        ----------------- ----------------- -----------------
Adjusted taxable (loss) income -
   Operating Partnership                                        (455)             (386)             (100)
Minority share of taxable (income) loss                          255             1,010               124
                                                        ----------------- ----------------- -----------------
Taxable income (loss) subject to
   dividend requirement                                      $  (200)          $   624           $    24
                                                        ================= ================= =================
Minimum dividend required
   (90% of taxable income)                                   $     -           $   561           $    21
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

                                                              2005              2004              2003
                                                            Estimate           Actual            Actual
                                                        ----------------- ----------------- -----------------
                                                            (000's)            (000's)           (000's)
Dividends paid deduction for
   Preferred dividends paid                                 $    300           $ 1,000           $   537
   Common dividends paid                                           -               742                 -
                                                        ----------------- ----------------- -----------------
                                                                 300             1,742               537
Dividends on nonvested common stock, treated
   as compensation expense for tax purposes                      100                 -                 -
Portion of dividends
   designated as return of capital                             9,990             6,809             5,859
                                                        ----------------- ----------------- -----------------
Total dividends paid                                        $ 10,390           $ 8,551           $ 6,396
                                                        ================= ================= =================

We paid dividend distributions totaling $1.00 per share to common shareholders in 2005, 2004 and 2003. In early January following each year end, we must make an estimate of earnings and profits, and publish an allocation between ordinary dividend income and non-taxable return of capital to common shareholders. The allocation between ordinary dividend income and non-taxable return of capital to common shareholders was as follows:

                                              2005                     2004                    2003
                                         $            %           $           %           $           %
                                     ----------- ------------ ----------- ----------- ----------- -----------
Ordinary income                          $0.00       00.0%        $0.12       12.0%       $0.17       17.0%
Return of capital                         1.00      100.0%         0.88       88.0%        0.83       83.0%
                                     ----------- ------------ ----------- ----------- ----------- -----------
                                         $1.00      100.0%        $1.00      100.0%       $1.00      100.0%
                                     =========== ============ =========== =========== =========== ===========

Note 10.  Related party transactions

In 2005 and 2004, we issued 138,000 operating partnership units to acquire Savannah Shores Apartments from a group of investors to whom we refer as the "Chrysson Parties." Previously, between 1997 and 2002, we issued 1.5 million operating partnership units to acquire eight apartment communities from this group. Certain current directors of the company were shareholders and officers in the Chrysson Parties.

In February 1997, we entered into a participating loan agreement with The Villages Partnership, which we now include in our consolidated financial statements effective January 2005. We record minimum interest on a $100,000 note payable at the greater of 12.5% or the 30-day LIBOR rate plus 6.125%, and we are entitled to 25% participation in increased rental revenue and 25% participation in the increase in value of the property. In July 2001, we modified the participating loan agreement to establish a $950,000 "fixed portion" of our participation in the increase in value of the property and extend the period for our 25% participation in increased rental revenue and increase in value of the property to the earlier of July 2011 or sale or refinance of the property. We received $383,000 of the fixed portion during 2002 and 2001. Required payment of the fixed portion is subject to cash flow from the Villages property, as defined in the agreement. Interest on the outstanding fixed portion accrues at the greater of a prime rate or 8%, payable monthly.

During 2005, the operating partnership recorded interest income related to the participating loan agreement of $59,000, along with interest income related to notes and other receivables acquired in our acquisition of BIC of $70,000, which have been eliminated in consolidation. At December 31, 2005, we have eliminated amounts receivable for loans and advances to the Villages Partnership totaling $2.3 million in consolidation. We received interest and participation income of $59,000, along with guarantee fees of $12,000, in each of 2004 and 2003 related to the participating loan agreement.

In 1996 through 1999, we made loans totaling $140,000, on an interest-free basis, to certain officers of the company. The loans are secured by shares of the company's common stock and are payable in full six months after termination of employment. These loans are included in our balance sheets in other assets.

Note 11.  Profit sharing plan

The employees of the company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. We make limited matching contributions based on the level of employee participation as defined in the plan. We made contributions to the plan totaling $107,000 in 2005, $82,000 in 2004, and $57,000 in 2003.

Note 12.  Commitments and contingencies

We expect to spend approximately $1.3 million in early 2006 for reconstruction of an apartment building damaged by fire and $1.2 million for other significant improvements projects at our apartment communities. (We expect to receive insurance proceeds of approximately $1.1 million in early 2006, which we plan to apply toward the cost of the reconstruction.)

We currently lease 10,000 square feet of office space in downtown Charlotte, North Carolina, for our corporate and administrative offices. Rent expense totaled $178,000 in 2005, and $163,000 in 2004 and 2003. The lease agreements for the office space provide for monthly rental of $19,000 and expire in January and June 2008.

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

Note 13.  Quarterly financial data (unaudited)

We present below selected financial data (unaudited) for the years ended December 31, 2005 and 2004.

                                                        Net Income (Loss)                Income (Loss)
                                               -------------------------------------     Attributed to
                             Revenues from                         Per Share                 Common
                              Continuine                     -----------------------     Shareholders-
                              Operations          Total        Basic      Diluted      Per Share, Diluted
                          -------------------- ------------- ----------- ----------- -----------------------
                               (000's)           (000's)
2005
First quarter                  $ 15,035          $(5,970)       $(0.66)     $(0.66)          $(0.69)
Second quarter                   18,166             (409)        (0.04)      (0.04)           (0.06)


                                                        Net Income (Loss)                Income (Loss)
                                               -------------------------------------     Attributed to
                             Revenues from                         Per Share                 Common
                              Continuine                     -----------------------     Shareholders-
                              Operations          Total        Basic      Diluted      Per Share, Diluted
                          -------------------- ------------- ----------- ----------- -----------------------
                               (000's)           (000's)
Third quarter                    18,892             (150)        (0.01)      (0.01)           (0.04)
Fourth quarter                   19,919            5,040          0.55        0.55             0.54
                          -------------------- ------------- ----------- ----------- -----------------------
                               $ 72,012          $(1,488)       $(0.16)     $(0.16)          $(0.25)
                          ==================== ============= =========== =========== =======================

2004
First quarter                  $ 11,231          $   373        $ 0.06      $ 0.05           $ 0.02
Second quarter                   11,858              217          0.03        0.02            (0.01)
Third quarter                    13,268              299          0.03        0.03             0.01
Fourth quarter                   13,630              150          0.02        0.01            (0.01)
                          -------------------- ------------- ----------- ----------- -----------------------
                               $ 49,986          $ 1,039        $ 0.14      $ 0.11           $ 0.01
                          ==================== ============= =========== =========== =======================


Note 14.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.26 per common share on January 19, 2006, payable on February 15, 2006, to shareholders of record on February 1, 2006.

                         Report of Independent Auditors





Board of Directors and Stockholders
BNP Residential Properties, Inc.




We have audited the accompanying statement of revenues and certain operating expenses of the Hamptons Apartments ("the Apartments") for the year ended December 31, 2004. This statement is the responsibility of Company management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

The accompanying statement of revenues and certain operating expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, as described in Note 1, and is not intended to be a complete presentation of the Hamptons Apartments' revenues and expenses.

In our opinion, the statement of revenues and certain operating expenses referred to above presents fairly, in all material respects, the revenues and certain operating expenses described in Note 1 of the Hamptons Apartments for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


   /s/ Grant Thornton LLP

Charlotte, North Carolina
March 6, 2006

Hamptons Apartments
Statements of Revenue and Certain Operating Expenses



                                                                        Year ended
                                                                       December 31,          Nine months ended
                                                                           2004              September 30, 2005
                                                                   ---------------------    ---------------------
                                                                                                (Unaudited)
Rental income                                                            $ 1,852,940             $ 1,408,991

Certain operating expenses:
   Property operations expense                                               604,066                 457,232
   Property insurance                                                         62,847                  44,946
   Property taxes                                                            155,241                 136,849
                                                                   ---------------------    ---------------------
                                                                             822,154                 639,027
                                                                   ---------------------    ---------------------

Revenue in excess of certain operating expenses                          $ 1,030,786               $ 769,964
                                                                   =====================    =====================

See accompanying notes.

Hamptons Apartments
Notes to Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2004, and For the nine months ended September 30, 2005 (Unaudited)

1.       Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Charlotte, North Carolina. Hamptons Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in October 2005. The 232-unit apartment property was built in 1986.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Hamptons Apartments leased its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases were for terms of one year or less. Rental and other revenues were recorded as earned.

Advertising expense
Hamptons Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $45,000 for the year ended December 31, 2004 and approximately $29,000 for the nine months ended September 30, 2005.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

Interim financial data
The financial statements for the period ended September 30, 2005, include all adjustments that are, in management's opinion, necessary for a fair presentation of the revenues and certain operating expenses for this interim period. Operating results for the period ended September30, 2005, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

2.       Environmental matters

Hamptons Apartments has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

                         Report of Independent Auditors





Board of Directors and Stockholders
BNP Residential Properties, Inc.




We have audited the accompanying statement of revenues and certain operating expenses of the Timbers Apartments ("the Apartments") for the year ended December 31, 2004. This statement is the responsibility of Company management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

The accompanying statement of revenues and certain operating expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, as described in Note 1, and is not intended to be a complete presentation of the Timbers Apartments' revenues and expenses.

In our opinion, the statement of revenues and certain operating expenses referred to above presents fairly, in all material respects, the revenues and certain operating expenses described in Note 1 of the Timbers Apartments for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


   /s/ Grant Thornton LLP

Charlotte, North Carolina
March 6, 2006

Timbers Apartments
Statements of Revenue and Certain Operating Expenses



                                                                        Year ended
                                                                       December 31,          Nine months ended
                                                                           2004              September 30, 2005
                                                                   ---------------------    ---------------------
                                                                                                (Unaudited)
Rental income                                                            $ 2,122,183             $ 1,707,250

Certain operating expenses:
   Property operations expense                                               521,399                 394,625
   Property insurance                                                         51,178                  37,097
   Property taxes                                                            161,482                 132,727
                                                                   ---------------------    ---------------------
                                                                             734,059                 564,449
                                                                   ---------------------    ---------------------

Revenue in excess of certain operating expenses                          $ 1,388,124             $ 1,142,801
                                                                   =====================    =====================

See accompanying notes.

Timbers Apartments
Notes to Statements of Revenue and Certain Operating Expenses
For the year ended December 31, 2004 and For the nine months ended September 30, 2005 (Unaudited)

3.       Summary of Significant Accounting Policies

Basis of presentation
These statements of revenue and certain operating expenses reflect the operations of an apartment property located in Richmond, Virginia. Timbers Apartments is not a legal entity; it is an apartment property acquired by BNP Residential Properties, Inc. in October 2005. The 240-unit apartment property was built in 1989.

We prepared these statements in accordance with Rule 3-14 of Regulation S-X. Accordingly, these statements exclude items such as interest, depreciation and amortization, and general and administrative expenses that are not comparable to the anticipated future on-site operations of the apartment property.

Revenue recognition
Timbers Apartments leased its residential apartments under operating leases with monthly payments due in advance. The majority of the apartment leases were for terms of one year or less. Rental and other revenues were recorded as earned.

Advertising expense
Timbers Apartments charged advertising costs to property operations expense as incurred. Advertising expense included in property operations expense totaled approximately $41,700 for the year ended December, 2004 and approximately $31,000 for the nine months ended September, 2005.

Use of estimates
We are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes in order to prepare them in accordance with generally accepted accounting principles. Actual results could differ from those amounts.

Interim financial data
The financial statements for the period ended September 30, 2005, include all adjustments that are, in management's opinion, necessary for a fair presentation of the revenues and certain operating expenses for this interim period. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

4.       Environmental matters

Timbers Apartments has been subjected to Phase I environmental reviews. These reviews did not reveal, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying financial statements.

BNP RESIDENTIAL PROPERTIES, INC.
------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2005

                                                                                             Gross Amount at Which
         Description             Encumb.          Initial Costs           Costs          Carried at Close of Period (2)
         -----------             -------          -------------        Capitalized       ------------------------------
                                                         Buildings &    Subsequent                Buildings &
                                               Land      Improvem'ts   to Acquisition   Land      Improvem'ts     Total
Owned apartment properties:
North Carolina:
Abbington Place, Greensboro    $ 23,700,000 $ 2,302,000  $ 23,598,676       292,265  $ 2,302,000  $ 23,890,941 $ 26,192,941
Allerton Place, Greensboro       10,270,000   1,384,000    14,650,428       276,737    1,384,000    14,927,165   16,311,165
Barrington Place, Charlotte      19,509,835   2,604,000    24,002,687       357,253    2,604,000    24,359,940   26,963,940
Brookford Place, Greensboro       4,689,887     465,000     5,157,507       108,891      465,000     5,266,398    5,731,398
Carriage Club, Mooresville       14,818,648   1,984,000    17,714,261       150,158    1,984,000    17,864,419   19,848,419
Chason Ridge, Fayetteville       15,500,000     624,000    11,790,472     1,003,908      994,606    12,423,774   13,418,380
Fairington, Charlotte            13,400,000   4,257,200    14,322,231       751,069    4,257,200    15,073,300   19,330,500
Hamptons, Charlotte               9,392,418   3,561,700    13,945,831        32,229    3,561,700    13,978,060   17,539,760
Laurel Springs, High Point       11,187,808   1,303,800    13,256,894        80,981    1,303,800    13,337,876   14,641,676
Laurel Springs - Ph 2, High Point 5,808,720     455,000     6,663,904         8,693      455,000     6,672,598    7,127,598
Mallard Creek 1, Charlotte        7,120,000   1,003,298     7,867,857     1,837,691    1,003,298     9,705,548   10,708,846
Mallard Creek 2, Charlotte       14,933,759   1,790,000    16,113,942       635,634    1,790,000    16,749,576   18,539,576
Madison Hall, Clemmons            4,245,000     303,000     6,054,307       288,039      303,000     6,342,346    6,645,346
Marina Sh. Waterfront, Cornelius 15,271,926   4,144,000    15,062,322     1,097,464    4,144,000    16,159,786   20,303,786
Oak Hollow, Cary                  8,385,000   1,480,000    10,808,689     2,212,183    1,480,000    13,020,872   14,500,872
Oak Hollow - Phase 2, Cary        8,294,088   1,914,000    10,485,239     2,242,013    1,914,000    12,727,252   14,641,252
Oakbrook, Charlotte               7,562,276     848,835     8,523,384     1,218,969      848,835     9,742,353   10,591,188
Paces Commons, Charlotte         15,728,414   1,430,158    12,871,424     1,831,588    1,448,184    14,684,986   16,133,170
Paces Village, Greensboro         7,000,000   1,250,000     9,416,580       714,422    1,250,000    10,131,002   11,381,002
Pepperstone, Greensboro           5,720,000     552,000     5,015,153       380,652      552,000     5,395,805    5,947,805
Salem Ridge, Winston-Salem        2,610,000     402,000     3,952,533       267,864      402,000     4,220,397    4,622,397
Savannah Place, Winston-Salem    10,150,000     790,000    10,032,721       491,797      790,000    10,524,518   11,314,518
Southpoint, Durham                8,200,000   1,610,500     8,620,734       257,330    1,610,500     8,878,064   10,488,564
Summerlyn Place, Burlington       6,645,000     837,000     9,559,115       211,317      837,000     9,770,432   10,607,432
Waterford Place, Greensboro      20,293,000   1,686,000    16,745,972        64,809    1,686,000    16,810,781   18,496,781
Wind River, Morrisville          19,341,343   3,170,000    21,922,771       684,230    3,170,000    22,607,001   25,777,001
Woods Edge, Durham               13,950,000     994,000    13,061,195     1,837,678      994,000    14,898,872   15,892,872
Computer and support equipment            -           -             -     1,415,716            -     1,415,716    1,415,716
                               --------------------------------------------------------------------------------------------
                                303,727,122  43,145,491   331,216,829    20,751,580   43,534,123   351,579,777  395,113,900

South Carolina:
Canterbury, Myrtle Beach         23,429,077   2,000,000    23,755,561     2,848,703    4,705,838    23,898,427   28,604,265
Paces Watch, Charleston          14,925,000   2,848,000    17,621,918       263,057    2,848,000    17,884,976   20,732,976
Pelham, Greenville                4,384,899     630,000     4,991,397       416,505      630,000     5,407,902    6,037,902
Waverly, Charleston              10,160,000   1,800,000    11,304,741       392,402    1,800,000    11,697,142   13,497,142
                               --------------------------------------------------------------------------------------------
                                 52,898,976   7,278,000    57,673,617     3,920,667    9,983,838    58,888,446   68,872,284


         Description
         -----------
                                   Accumulated  Date of Date   Life
                                  Depreciation  Constr.Acquired(Years)
Owned apartment properties:
North Carolina:
Abbington Place, Greensboro         $ 6,677,691   1997  Dec-97    40
Allerton Place, Greensboro            3,594,146   1998  Sep-98    40
Barrington Place, Charlotte           2,509,399   1999  May-02    60
Brookford Place, Greensboro             641,715   1998  May-02    60
Carriage Club, Mooresville              914,213   2000  Jun-04    60
Chason Ridge, Fayetteville            2,679,879   1994  Jan-99    40
Fairington, Charlotte                   854,052   1981  Aug-04    40
Hamptons, Charlotte                      79,723   1986  Oct-05    40
Laurel Springs, High Point              363,194   2002  Mar-05    60
Laurel Springs - Ph 2, High Point       155,876   2004  Mar-05    60
Mallard Creek 1, Charlotte            2,854,625   1988  Dec-94    40
Mallard Creek 2, Charlotte            1,072,575   1997  Aug-03    60
Madison Hall, Clemmons                1,468,026   1997  Aug-98    40
Marina Sh. Waterfront, Cornelius      1,724,002   1994  Sep-02    60
Oak Hollow, Cary                      2,679,297   1983  Jul-98    40
Oak Hollow - Phase 2, Cary            2,410,682   1986  Dec-00    40
Oakbrook, Charlotte                   3,063,997   1985  Jun-94    40
Paces Commons, Charlotte              5,043,085   1988  Jun-93    40
Paces Village, Greensboro             2,990,135   1988  Apr-96    40
Pepperstone, Greensboro               1,468,994   1992  Dec-97    40
Salem Ridge, Winston-Salem              151,582   1984  Mar-05    40
Savannah Place, Winston-Salem         2,875,932   1991  Dec-97    40
Southpoint, Durham                      468,286   1987  Sep-04    43
Summerlyn Place, Burlington           2,148,524   1998  Sep-98    40
Waterford Place, Greensboro           4,715,414   1997  Dec-97    40
Wind River, Morrisville               1,187,485   2000  May-04    60
Woods Edge, Durham                    3,450,534   1985  Jun-98    40
Computer and support equipment          794,634
                                  --------------
                                     59,037,698

South Carolina:
Canterbury, Myrtle Beach                668,551   1999  Mar-05    60
Paces Watch, Charleston                 413,641   1987  May-05    55
Pelham, Greenville                      634,078   1985  Mar-03    45
Waverly, Charleston                     354,893   1986  Apr-05    45
                                  --------------
                                      2,071,164


                                                                                             Gross Amount at Which
         Description             Encumb.          Initial Costs           Costs          Carried at Close of Period (2)
         -----------             -------          -------------        Capitalized       ------------------------------
                                                         Buildings &    Subsequent                Buildings &
                                               Land      Improvem'ts   to Acquisition   Land      Improvem'ts     Total
Virginia:
Latitudes, Virginia Beach                 -   3,360,000    18,606,667     1,343,214    3,358,558    19,951,323   23,309,881
Timbers, Richmond                17,300,000   2,212,000    20,231,558        38,982    2,212,000    20,270,540   22,482,540
                               ---------------------------------------------------------------------------------------------
                                 17,300,000   5,572,000    38,838,225     1,382,196    5,570,558    40,221,863   45,792,421

                               ---------------------------------------------------------------------------------------------
Total owned apartment properties373,926,098  55,995,491   427,728,671    26,054,443   59,088,518   450,690,087  509,778,605

Owned restaurant properties:
North Carolina:
Burlington                         (1)          162,411       417,629             -      162,411       417,629      580,040
Denver                             (1)          275,484       708,387             -      275,484       708,387      983,871
Eden                               (1)          253,282       651,296             -      253,282       651,296      904,578
Fayetteville (Ramsey)              (1)          260,135       668,919             -      260,135       668,919      929,054
Fayetteville (N.Eastern)           (1)          308,271       792,696             -      308,271       792,696    1,100,967
Hillsborough                       (1)          290,868       747,948             -      290,868       747,948    1,038,816
Kinston (W. Vernon)                (1)          237,135       609,777             -      237,135       609,777      846,912
Kinston (Richlands)                (1)          231,678       595,743             -      231,678       595,743      827,421
Newton                             (1)          223,453       574,594             -      223,453       574,594      798,047
Siler City                         (1)          268,312       689,945             -      268,312       689,945      958,257
Spring Lake                        (1)          218,925       562,949             -      218,925       562,949      781,874
Thomasville (E. Main)              (1)          253,716       652,411             -      253,716       652,411      906,127
Thomasville (Randolph)             (1)          327,727       842,726             -      327,727       842,726    1,170,453
                                            --------------------------------------------------------------------------------
                                              3,311,397     8,515,020             -    3,311,397     8,515,020   11,826,417

Virginia:
Ashland                            (1)          296,509       762,452             -      296,509       762,452    1,058,961
Blackstone                         (1)          275,565       708,596             -      275,565       708,596      984,161
Bluefield                          (1)          205,700       528,947             -      205,700       528,947      734,647
Chester                            (1)          300,165       771,852             -      300,165       771,852    1,072,017
Clarksville                        (1)          211,545       543,972             -      211,545       543,972      755,517
Clintwood                          (1)          222,673       572,588             -      222,673       572,588      795,261
Dublin                             (1)          364,065       936,168             -      364,065       936,168    1,300,233
Franklin                           (1)          287,867       740,230             -      287,867       740,230    1,028,097
Galax                              (1)          309,578       796,057             -      309,578       796,057    1,105,635
Hopewell                           (1)          263,939       678,701             -      263,939       678,701      942,640
Lebanon                            (1)          266,340       684,876             -      266,340       684,876      951,216
Lynchburg (Langhorne)              (1)          249,865       642,509             -      249,865       642,509      892,374
Lynchburg (Timberlake)             (1)          276,153       710,107             -      276,153       710,107      986,260
Norfolk                            (1)          325,822       837,829             -      325,822       837,829    1,163,651




         Description
         -----------
                                   Accumulated  Date of Date   Life
                                  Depreciation  Constr.Acquired(Years)
Virginia:
Latitudes, Virginia Beach             6,130,764   1989  Oct-94    38
Timbers, Richmond                       101,698 Jun-05  Oct-05    50
                                   -------------
                                      6,232,463

                                   -------------
Total owned apartment properties3    67,341,324

Owned restaurant properties:
North Carolina:
Burlington                              195,404 Oct-85  Apr-87    40
Denver                                  331,447 Jul-83  Apr-87    40
Eden                                    304,734 Jun-73  Apr-87    40
Fayetteville (Ramsey)                   312,980 Oct-73  Apr-87    40
Fayetteville (N.Eastern)                370,894 Sep-83  Apr-87    40
Hillsborough                            349,957 Mar-78  Apr-87    40
Kinston (W. Vernon)                     285,308 Jul-62  Apr-87    40
Kinston (Richlands)                     278,742 Dec-81  Apr-87    40
Newton                                  268,847 Mar-76  Apr-87    40
Siler City                              322,818 May-79  Apr-87    40
Spring Lake                             263,398 Mar-76  Apr-87    40
Thomasville (E. Main)                   305,256 Feb-66  Apr-87    40
Thomasville (Randolph)                  394,302 Apr-74  Apr-87    40
                                     -----------
                                      3,984,087

Virginia:
Ashland                                 356,744 Apr-87  Apr-87    40
Blackstone                              331,545 Sep-79  Apr-87    40
Bluefield                               247,489 Feb-85  Apr-87    40
Chester                                 361,141 May-73  Apr-87    40
Clarksville                             254,519 Oct-85  Apr-87    40
Clintwood                               267,908 Jan-81  Apr-87    40
Dublin                                  438,023 Jul-83  Apr-87    40
Franklin                                346,346 Feb-75  Apr-87    40
Galax                                   372,466 Jun-74  Apr-87    40
Hopewell                                317,557 Jun-78  Apr-87    40
Lebanon                                 320,447 Jun-83  Apr-87    40
Lynchburg (Langhorne)                   300,623 Sep-82  Apr-87    40
Lynchburg (Timberlake)                  332,251 Aug-83  Apr-87    40
Norfolk                                 392,011 Aug-84  Apr-87    40


                                                                                             Gross Amount at Which
         Description             Encumb.          Initial Costs           Costs          Carried at Close of Period (2)
         -----------             -------          -------------        Capitalized       ------------------------------
                                                         Buildings &    Subsequent                Buildings &
                                               Land      Improvem'ts   to Acquisition   Land      Improvem'ts     Total
Orange                             (1)          244,883       629,699             -      244,883       629,699      874,582
Petersburg                         (1)          357,984       920,531             -      357,984       920,531    1,278,515
Richmond (Forest Hill)             (1)          196,084       504,216             -      196,084       504,216      700,300
Richmond (Midlothian)              (1)          270,736       696,179             -      270,736       696,179      966,915
Richmond (Myers)                   (1)          321,946       827,861             -      321,946       827,861    1,149,807
Roanoke (Hollins)                  (1)          257,863       663,076             -      257,863       663,076      920,939
Roanoke (Abenham)                  (1)          235,864       606,507             -      235,864       606,507      842,371
Rocky Mount                        (1)          248,434       638,829             -      248,434       638,829      887,263
Smithfield                         (1)          223,070       573,608             -      223,070       573,608      796,678
Verona                             (1)          191,631       492,765             -      191,631       492,765      684,396
Virginia Beach (Lynnhaven)         (1)          271,570       698,322             -      231,731       698,322      930,053
Virginia Beach (Holland)           (1)          277,943       714,710             -      277,943       714,710      992,653
Wise                               (1)          219,471       564,355             -      219,471       564,355      783,826
                               ---------------------------------------------------------------------------------------------
                                              7,173,265    18,445,542             -    7,133,426    18,445,542   25,578,968

                               ---------------------------------------------------------------------------------------------
Total owned restaurant properties14,649,857  10,484,662    26,960,562             -   10,444,823    26,960,562   37,405,385
                               ---------------------------------------------------------------------------------------------

Total owned real estate         388,575,955  66,480,153   454,689,233    26,054,443   69,533,341   477,650,649  547,183,990

Equity interests in consolidated limited partnership properties:
Marina Shores, Virginia Beach VA 33,504,843   2,440,000    29,991,385       195,315    2,440,000    30,186,700   32,626,700
Villages of Ch. Hill, Carrboro NC11,828,541     547,000    13,643,468        26,816      547,000    13,670,284   14,217,284
Villages - Phase 5, Carrboro NC   2,802,772     226,950     2,712,761        (2,270)     226,950     2,710,491    2,937,441
                               ---------------------------------------------------------------------------------------------
                                 48,136,156   3,213,950    46,347,614       219,861    3,213,950    46,567,475   49,781,425
                               ---------------------------------------------------------------------------------------------

                               ---------------------------------------------------------------------------------------------
Total real estate, consolidated$ 436,712,111$ 69,694,103$ 501,036,847  $ 26,274,304 $ 72,747,291 $ 524,218,124 $ 596,965,415
                               =============================================================================================





         Description
         -----------
                                  Accumulated  Date of Date   Life
                                 Depreciation  Constr.Acquired(Years)
Orange                                 294,629 Aug-74  Apr-87    40
Petersburg                             430,707 Mar-74  Apr-87    40
Richmond (Forest Hill)                 235,917 Nov-74  Apr-87    40
Richmond (Midlothian)                  325,734 Jan-74  Apr-87    40
Richmond (Myers)                       387,348 Apr-83  Apr-87    40
Roanoke (Hollins)                      310,247 Feb-73  Apr-87    40
Roanoke (Abenham)                      283,779 Nov-82  Apr-87    40
Rocky Mount                            298,901 May-80  Apr-87    40
Smithfield                             268,385 Apr-77  Apr-87    40
Verona                                 230,559 Jan-85  Apr-87    40
Virginia Beach (Lynnhaven)             326,738 Jun-80  Apr-87    40
Virginia Beach (Holland)               334,405 Aug-83  Apr-87    40
Wise                                   264,055 Jun-80  Apr-87    40
                                  -------------
                                     8,630,474

                                  -------------
Total owned restaurant properties   12,614,561
                                  -------------

Total owned real estate             79,955,885

Equity interests in consolidated limited partnership properties:
Marina Shores, Virginia Beach VA     6,796,894   1981  Jan-05    35
Villages of Ch. Hill, Carrboro NC      500,254   1975  Jan-05    25
Villages - Phase 5, Carrboro NC        415,079   1987  Jan-05    30
                                  -------------
                                     7,712,227
                                  -------------

                                  -------------
Total real estate, consolidated$  $ 87,668,112
                                  =============



(1) Indicates the restaurants encumbered by a line of credit with a bank for up to $14,649,857 outstanding at 12/31/05.

(2) Aggregate cost basis at December 31, 2005, for federal income tax purposes was approximately $512 million.

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
 Schedule III - Real Estate and Accumulated Depreciation




                                                 2005                  2004                 2003
                                          -------------------  --------------------  -------------------
 Real estate investments:
      Balance at beginning of year           $   426,524,525       $   337,066,609      $   314,871,784
      Additions during year
         Limited partnership properties
           consolidated effective Jan05           49,561,564
         Acquisitions                            129,721,278            86,148,336           23,525,339
         Improvements, etc.                        8,299,159             5,231,775            3,350,919
      Deductions during year
         Apartment property sold                 (14,500,619)                    -                    -
         Other deductions                         (2,640,492)           (1,922,195)          (4,681,433)
                                          -------------------  --------------------  -------------------
      Balance at close of year               $   596,965,415       $   426,524,525      $   337,066,609
                                          ===================  ====================  ===================


 Accumulated depreciation:
      Balance at beginning of year           $    66,453,731       $    56,052,569      $    49,448,825
      Limited partnership properties
         consolidated effective Jan05              6,404,930
      Provision for depreciation                  16,978,664            11,660,219           10,039,615
      Deductions during year
         Apartment property sold                    (425,819)                    -                    -
         Other deductions                         (1,743,394)           (1,259,057)          (3,435,871)
                                          -------------------  --------------------  -------------------
      Balance at close of year               $    87,668,112       $    66,453,731      $    56,052,569
                                          ===================  ====================  ===================

                              INDEX TO EXHIBITS

 Exhibit No.
                                                                                                     Page
     2.1*       Master Agreement of Merger and Acquisition by and among BNP Residential                  -
                Properties, Inc., BNP Residential Properties Limited Partnership, Paul G.
                Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G. Gallins, James D. Yopp,
                and the partnerships and limited liability companies listed therein, dated
                September 22, 1997 (filed as Exhibit 2.1 to Registration Statement No. 333-39803 on Form S-2, December 16, 1997, and incorporated herein by reference)
     2.2*       Amendment to Master Agreement of Merger and Acquisition dated September 22, 1997,        -
                by and among BNP Residential Properties, Inc., BNP Residential Properties Limited
                Partnership, Paul G. Chrysson, James G. Chrysson, W. Michael Gilley, Matthew G.
                Gallins, James D. Yopp, and the partnerships and limited liability companies listed therein, dated November 3, 1997 (filed as Exhibit 2.3 to BNP Residential
                Properties, Inc. Current Report on Form 8-K dated December 1, 1997, and incorporated herein by reference)
     3.1*       Articles of Incorporation (filed as Exhibit 3.1 to BNP Residential Properties,           -
                Inc., Current Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     3.2*       Articles Supplementary, Classifying and Designating 909,090 Shares of Series B           -
                Cumulative Convertible Preferred Stock, dated December 28, 2001 (filed as Exhibit
                3.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated December
                28, 2001, and incorporated herein by reference)
     3.3*       Amended and Restated By-Laws adopted May 20, 2004 (filed as Exhibit 3.1 to BNP           -
                Residential Properties, Inc., Current Report on Form 8-K dated July 14, 2004, and incorporated herein by reference)
     4.1*       Rights Agreement, dated March 18, 1999, between the Company and First Union              -
                National Bank (filed as Exhibit 4 to BNP Residential Properties, Inc. Current
                Report on Form 8-K dated March 17, 1999, and incorporated herein by reference)
     4.2*       Registration Rights Agreement By and Among BNP Residential Properties, Inc. and          -
                Preferred Investment I, LLC, dated December 28, 2001 (filed as Exhibit 4 to BNP
                Residential Properties, Inc. Current Report on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.1        Employment Agreement dated August 1, 2005, between BNP Residential Properties,         105
                Inc. and Philip S. Payne
    10.2        Employment Agreement dated August 1, 2005, between BNP Residential Properties,         123
                Inc. and D. Scott Wilkerson
    10.3        Employment Agreement dated August 1, 2005, between BNP Residential Properties,         141
                Inc. and Pamela B. Bruno
    10.4        Employment Agreement dated August 1, 2005, between BNP Residential Properties,         159
                Inc. and Eric S. Rohm
    10.5*       Second Amended and Restated Agreement of Limited Partnership of BNP Residential          -
                Properties Limited Partnership dated as of March 17, 1999 (filed as Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
    10.6*       Amendment to Second Amended and Restated Agreement of Limited Partnership of BNP         -
                Residential Properties Limited Partnership, dated December 28, 2001 (filed as
                Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated
                December 28, 2001, and incorporated herein by reference)
    10.7*       Investment Agreement By and Between BNP Residential Properties, Inc. and Preferred       -
                Investment I, LLC, dated December 28,


 Exhibit No.
                                                                                                     Page
                2001 (filed as Exhibit 10.2 to BNP Residential Properties, Inc. Current Report
                on Form 8-K dated December 28, 2001, and incorporated herein by reference)
    10.8*       Amended and Restated Master Lease Agreement dated December 21, 1995, between BNP         -
                Residential Properties, Inc. and Boddie-Noell Enterprises, Inc. (filed as Exhibit
                10.1 to BNP Residential Properties, Inc. Annual Report on Form 10-K dated December
                31, 1995, and incorporated herein by reference)
    10.9*       Amended and Restated 1994 Stock Option and Incentive Plan (filed as Exhibit 10.1         -
                to BNP Residential Properties, Inc. Current Report on Form 8-K dated May 19, 2005, and incorporated by reference herein)
    10.10*      Purchase Agreement by and among BNP Residential Properties, Inc. and Purchasers          -
                for 1,175,519 shares of common stock, dated as of February 17, 2004 (filed as
                Exhibit 10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated
                February 23, 2004, and incorporated herein by reference)
    10.11*      Purchase Agreement by and among BNP Residential Properties, Inc. and Purchasers          -
                for 1,420,000 shares of common stock, dated as of July 14, 2004 (filed as Exhibit
                10.1 to BNP Residential Properties, Inc. Current Report on Form 8-K dated July 14,
                2004, and incorporated herein by reference)
    10.12*      Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               -
                Properties Limited Partnership, and Beach Investment Properties, LLC and members thereof, dated as of December 7, 2004 (filed as Exhibit 10.9 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    10.13*      Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               -
                Properties Limited Partnership, and Timberline Ventures, LLC and members thereof, dated as of December 7, 2004 (filed as Exhibit 10.10 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    10.14*      Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               -
                Properties Limited Partnership, and Laurel Springs II, LLC and members thereof, dated as December 7, 2004 (filed as Exhibit 10.11 to BNP Residential Properties,
                Inc. Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    10.15*      Exchange Agreement among BNP Residential Properties, Inc., BNP Residential               -
                Properties Limited Partnership, and Salem Ridge/Shugart, LLC and members thereof, dated as of December 7, 2004 (filed as Exhibit 10.12 to BNP Residential
                Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)
    21          Subsidiaries of the Registrant                                                         177
    23.1        Consent of Grant Thornton LLP                                                          179
    23.2        Consent of Ernst & Young LLP                                                           180
    31.1        Rule 13a-14(a)/15d-14(a) Certification by Chairman                                     181
    31.2        Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer                      182
    31.3        Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer                      183
    32.1        Section 1350 Certification by Chairman, Chief Executive Officer, and Chief             184
                Financial Officer

* Incorporated herein by reference