Form 10-Q
period 2006-03-31
BNP RESIDENTIAL PROPERTIES INC
filed 2006-05-05
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     _ Yes  X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2006 (the latest practicable date).

Common Stock, $.01 par value                            10,407,448
----------------------------                            ------------------------
(Class)                                                 (Number of shares)



                                                       Exhibit index: page 30

                         TABLE OF CONTENTS


 Item No.                                                            Page No.

                 PART I - Financial Information (Unaudited)

        1        Financial Statements                                      3
        2        Management's Discussion and Analysis of                  12
                 Financial Condition and Results of Operations
        3        Quantitative and Qualitative Disclosures                 27
                 About Market Risk
        4        Controls and Procedures                                  28

                 PART II - Other Information

        6        Exhibits                                                 28

                 Signatures                                               29

                         PART I - Financial Information

Item 1.  Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets
(all amounts in thousands except share amounts)

                                                                           March 31          December 31
                                                                             2006               2005
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                      $ 561,851           $ 559,560
   Restaurant properties                                                        37,405              37,405
                                                                       ------------------ ------------------
                                                                               599,256             596,965
   Less accumulated depreciation                                               (92,188)            (87,668)
                                                                       ------------------ ------------------
                                                                               507,068             509,297
Cash and cash equivalents                                                        2,689               3,111
Prepaid expenses and other assets                                                8,813               8,034
Deferred financing costs, net                                                    2,600               2,380
Intangible assets, net                                                           1,174               1,240
                                                                       ------------------ ------------------
         Total assets                                                        $ 522,345           $ 524,063
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                        $ 435,898           $ 436,712
Accounts payable and accrued expenses                                            2,995               1,419
Accrued interest on notes payable                                                1,844               1,345
Consideration due for completed acquisitions                                         -               1,000
Deferred revenue and security deposits                                           2,188               1,950
                                                                       ------------------ ------------------
      Total liabilities                                                        442,925             442,426

Minority interest in operating partnership                                      21,553              21,207

Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 10,407,448 shares issued and outstanding at March 31, 2006, 10,385,890 shares issued and outstanding at December 31, 2005 (including 200,000 nonvested shares issued and outstanding
   at both dates)                                                                  102                 102
Additional paid-in capital                                                     122,869             122,516
Dividend distributions in excess of net income                                 (65,104)            (62,189)
                                                                       ------------------ ------------------
      Total shareholders' equity                                                57,867              60,429
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                          $ 522,345           $ 524,063
                                                                       ================== ==================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
(all amounts in thousands except per share amounts)

                                                                                    Three months ended
                                                                                         March 31
                                                                                   2006            2005
                                                                              --------------- ---------------
Revenues
Apartment rental income                                                           $ 19,001        $ 13,740
Restaurant rental income                                                               957             957
Interest and other income                                                              182             337
                                                                              --------------- ---------------
                                                                                    20,140          15,035
Expenses
Apartment operations                                                                 7,262           5,271
Apartment administration                                                               908             673
Corporate administration                                                             1,021             885
Interest                                                                             6,266           4,510
Penalties paid at debt refinance                                                         -             516
Depreciation                                                                         4,723           3,453
Amortization of deferred loan costs                                                    137             104
Write-off of unamortized
   loan costs at debt refinance                                                          -             160
Deficit distributions to minority partners                                              90           6,821
                                                                              --------------- ---------------
                                                                                    20,407          22,393
                                                                              --------------- ---------------

(267) (7,358)
Loss attributed to minority interests
   - Consolidated limited partnerships                                                   -              62
   - Operating partnership                                                              52           1,301
                                                                              --------------- ---------------
Loss from continuing operations                                                       (214)         (5,995)

Discontinued operations:
Income from discontinued operations                                                      -              30
(Income) attributed to minority interests                                                -              (5)
                                                                              --------------- ---------------
Income from discontinued operations, net                                                 -              25
                                                                              --------------- ---------------
Net loss                                                                              (214)         (5,970)
Less cumulative preferred dividend                                                       -            (250)
                                                                               --------------- ---------------
Loss attributed to common shareholders                                            $   (214)       $ (6,220)
                                                                              =============== ===============

Weighted average
   common shares outstanding                                                        10,396           8,983

Earnings per common share - basic and diluted:
   Loss from
     - Continuing operations                                                      $ (0.02)        $  (0.66)
     - Discontinued operations                                                       -                -
                                                                              --------------- ---------------
   Net loss                                                                         (0.02)           (0.66)
   Loss attributed to common shareholders                                           (0.02)           (0.69)

Dividends declared per common share                                               $  0.26         $   0.25

See accompanying notes

 BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity - Unaudited
(all amounts in thousands)

                                                                                Dividend
                                                              Additional     distributions
                                       Common Stock            paid-in        in excess of
                                    Shares       Amount        capital         net income         Total
                                 ------------- ------------ --------------- ----------------- --------------
Balance December 31, 2005           10,386        $ 102       $ 122,516        $ (62,189)       $ 60,429
Common stock issued                     21            -             268                -             268
Service cost, nonvested common
   stock                                 -            -              86                -              86
Dividends paid - common                  -            -               -           (2,701)         (2,701)
Net loss, first quarter                  -            -               -             (214)           (214)
                                 ------------- ------------ --------------- ----------------- --------------
Balance March 31, 2006              10,407        $ 102       $ 122,869        $ (65,104)       $ 57,867
                                 ============= ============ =============== ================= ==============

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited
(all amounts in thousands)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2006             2005
                                                                          ----------------- ----------------
Operating activities:
Apartment rental receipts, net                                                   $ 19,191          $ 14,072
Restaurant rental receipts                                                            957               957
Interest and other income receipts                                                     69               383
Operating and administrative expense payments                                      (8,946)           (7,610)
Interest payments                                                                  (5,813)           (4,611)
Penalties paid at debt refinance                                                        -              (516)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                           5,460             2,677

Investing activities:
Acquisitions of apartment properties                                                    -               (71)
Acquisition of Boddie Investment Company, net of cash included in
   accounts of consolidated limited partnerships                                        -               366
Additions to apartment properties, net                                             (2,491)           (1,290)
Net release (funding) of lender reserves                                              (78)              (31)
Casualty proceeds                                                                   1,141                 -
Deposits for pending investing transactions                                          (140)             (648)
                                                                          ----------------- ----------------
Net cash used in investing activities                                              (1,569)           (1,674)

Financing activities:
Net proceeds from issuance of common stock                                            317               888
Distributions to minority partners in consolidated limited partnerships               (90)           (6,821)
Distributions to operating partnership minority unitholders                          (652)             (466)
Dividends paid to preferred shareholder                                                 -              (250)
Dividends paid to common shareholders                                              (2,701)           (2,272)
Proceeds from notes payable                                                             -            33,900
Principal payments on notes payable                                                  (768)          (22,475)
Deposits for pending financing transactions                                           (63)             (687)
Payment of deferred financing costs                                                  (357)             (587)
                                                                          ----------------- ----------------
Net cash (used in) provided by financing activities                                (4,313)            1,228
                                                                          ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                                 (422)            2,231
Cash and cash equivalents at beginning of period                                    3,111               517
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                       $  2,689          $  2,748
                                                                          ================= ================

                                                                   (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited - continued
(all amounts in thousands)

                                                                                 Three months ended
                                                                                      March 31
                                                                                2006             2005
                                                                          ----------------- ----------------
Reconciliation of net loss to
   net cash provided by operating activities:
Net loss                                                                         $   (214)         $ (5,970)
Amortization of intangible for in-place leases at acquisitions                         66                 -
Casualty gains                                                                       (113)                -
Amortization of debt premium                                                          (46)              (31)
Depreciation and amortization of deferred loan costs                                4,859             3,557
Depreciation and amortization,
   discontinued operations                                                              -                88
Write off of unamortized loan costs at debt refinancing                                 -               160
Deficit distributions to minority partners in
   consolidated limited partnerships                                                   90             6,821
Minority interest in consolidated limited partnerships                                  -               (62)
Minority interest in operating partnership                                            (52)           (1,296)
Service cost related to nonvested common stock                                         86                 -
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                               (1,390)           (1,854)
   Accounts payable and accrued expenses                                            2,075             1,367
   Deferred revenue, prepaid rent and security deposits                                99              (104)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                        $  5,460          $  2,677
                                                                          ================= ================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - March 31, 2006
(Unaudited)

Note 1.  Interim financial statements

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of BNP Residential Properties, Inc. for the year ended December 31, 2005. You should read these financial statements in conjunction with our 2005 Annual Report on Form 10-K. When we use the terms "we," "us," or "our," we mean BNP Residential Properties, Inc. and all entities included in our consolidated financial statements. We believe that we have included all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

We have eliminated all significant intercompany balances and transactions in the consolidated financial statements.

Retrospective presentation of first quarter 2005 results
In January 2005 we acquired the general partner interest in three limited partnerships. We initially accounted for our investment in one of these partnerships, Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages Phase 5 Partnership") by applying the equity method. During the third quarter of 2005, in accordance with new accounting rules, we consolidated the accounts and activities of this partnership in our consolidated financial statements. In addition, during the fourth quarter of 2005 we sold an apartment property. We have therefore revised the presentation of our operating results for the first quarter of 2005 to reflect these changes on a retrospective basis as follows:


                                                                      Retrospective
                                                                     adjustments for:
                                                             ---------------------------------
                                                   As                            Villages          As
                                                currently      Discontinued       Phase 5       previously
                                                presented       Operations      Partnership      presented
                                              -------------- ----------------- --------------- --------------
                                                (000's)           (000's)         (000's)         (000's)
Revenues                                         $ 15,035         $ (435)            $  80        $ 15,390
Expenses                                           22,393           (405)               96          22,701
                                              -------------- ----------------- --------------- --------------
                                                   (7,358)           (30)              (16)         (7,311)
Loss attributed to minority interests               1,362              5                 3           1,354
                                              -------------- ----------------- --------------- --------------
Loss from continuing operations                    (5,995)           (25)              (13)         (5,957)
Income from
   discontinued operations, net                        25             25                 -               -
                                              -------------- ----------------- --------------- --------------
Net loss                                         $ (5,970)        $    -             $ (13)       $ (5,957)
                                              ============== ================= =============== ==============

These adjustments are insignificant to the consolidated statement of operations and do not change reported earnings per share amounts for the first quarter of 2005.

Accounting for stock-based compensation
The company has one employee Stock Option and Incentive Plan in place.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement 123(R), "Share Based Payment," ("FAS 123(R)") using the modified-prospective transition method. Under this transition method, compensation cost includes compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

If we had applied the fair value recognition provisions of FAS 123 to options outstanding prior to July 1, 2005, there would have been no impact on net income as reported for the three months ended March 31, 2005, and no impact on basic and diluted earnings per share amounts as reported.

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

During the quarter ended March 31, 2006, we recorded $86,000 in compensation cost related to nonvested common stock, included in corporate administration expense in our statement of operations and as an increase to additional paid-in capital. As of March 31, 2006, unrecognized service cost related to nonvested common stock totaled $2.9 million.

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

During the first quarter of 2006, two employees exercised stock options for a total of 7,000 shares of common stock. Changes in outstanding stock options during the first three months of 2006 were as follows:

                                                       Weighted Average
                                       Shares           Exercise Price
                                   ---------------- -----------------------

Beginning balance                      270,000              $ 12.08
Exercised                               (7,000)               10.11
                                   ---------------- -----------------------
Ending balance                         263,000              $ 12.14
                                   ================ =======================
Exercisable at March 31, 2006          263,000              $ 12.14
                                   ================ =======================

Note 3.  Shareholders' equity

During the first quarter of 2006, we issued 14,558 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan and 7,000 shares of our common stock upon exercise of options by two employees.

We calculated basic and diluted earnings per common share using the following amounts (in thousands):

                                                       Three months ended
                                                            March 31
                                                        2006            2005
                                                   ------------- ---------------
                                                       (000's)        (000's)

Numerators:
-----------
For per common share amounts -
   Net loss                                         $    (214)        $(5,970)
   Cumulative preferred dividend                            -            (250)
                                                   ------------- ---------------
   Loss attributed to common shareholders -
     basic and diluted                              $    (214)        $(6,220)
                                                   ============= ===============

                                                       Three months ended
                                                            March 31
                                                        2006            2005
                                                   ------------- ---------------
                                                       (000's)        (000's)
Denominators:
-------------
For per common share amounts -
   Weighted average
     common shares outstanding                         10,396           8,983
   Less weighted average nonvested common
     shares outstanding                                  (200)              -
                                                   ------------- ---------------
   Weighted average
     common shares - basic                             10,196           8,983

   Effect of potentially dilutive securities:
   Convertible operating
     partnership units (1)                                  -               -
   Nonvested common shares (2)                              -               -
   Stock options (3)                                        -               -
                                                   ------------- ---------------
For diluted earnings per share
   amounts - adjusted weighted
   average shares and assumed
   conversions
                                                       10,196           8,983
                                                   ============= ===============

(1) Including operating partnership units would serve to reduce the net loss per share, and they have been excluded from the calculation.
(2) Including nonvested common shares would serve to reduce the net loss per share, and they have been excluded from the calculation.
(3) We excluded options to purchase 263,000 shares of common stock at prices ranging from $9.25 to $13.125 from the calculation of diluted earnings per share for the three months ended March 31, 2006. We also excluded options to purchase 270,000 shares of common stock at prices ranging from $9.25 to $13.125 from the calculation of diluted earnings per share for the three months ended March 31, 2005. Inclusion of these options would reduce the net loss per share.

Note 4.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.26 per common share on April 20, 2006, payable on May 15, 2006, to shareholders of record as of May 1, 2006.

Effective April 6, 2006, we acquired the Sterling Bluff Apartments, located in Carrboro, North Carolina, for a contract purchase price of $9.4 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We plan to operate the apartment community as Bridges at Chapel Hill Apartments.

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

         You should read this discussion in conjunction with the financial statements and notes thereto included in this Quarterly Report and our Annual Report on Form 10-K, including the risk factors disclosed in our Annual Report.

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of March 31, 2006, we owned and managed 30 apartment communities containing 7,946 units, and served as general partner of limited partnerships that owned three properties with 713 units, which we also managed. In addition to our apartment communities, we own 40 restaurant properties that we lease on a triple-net basis to a restaurant operator.

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

         As of May 1, 2006, we have 10,407,448 shares of common stock outstanding. Our shares are listed on the American Stock Exchange and trade under the symbol "BNP." The operating partnership has an additional 2,608,693 operating partnership minority common units outstanding.

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         The first quarter of 2006 was a very good quarter for us, with substantial improvement in virtually every category. Most notably, funds from operations increased by 28.9%, and funds available for distribution increased by 30.0%, over first quarter of 2005 levels. (We define and discuss funds from operations and funds available for distribution under the caption "Funds from Operations" beginning on page 20 of this Current Report.)

         The results for the first quarter reflect the marked growth in our apartment portfolio in 2005, improved apartment operations and improved market conditions.

         From both a performance and operations point of view, the first quarter of the year tends to be relatively weak for us. Winter is generally the period in which we experience our lowest occupancy. Normally, our focus in the first quarter is on building occupancy back to strong levels so that we can enter our higher demand seasons, spring and summer, in position to focus on increasing rental rates. This year was somewhat different. We ended 2005 with good occupancy levels and had strong demand for our apartments throughout the first quarter. As a result, same-units revenue increased by 4.0% for the first quarter of 2006 over the first quarter of 2005. ("Same-units" refers to the 23 apartment communities that we owned as of both January 1, 2005 and 2006.) Occupancy for these same-units increased to 95.0% in the first quarter of 2006 from 94.5% in the first quarter of 2005. What was particularly pleasing about the quarter was that revenue per occupied unit for these same-units increased by 3.4% to $768 in the first quarter of 2006, from $743 in the first quarter of 2005.

         The improvement in apartment operations appears to be the result of improving market conditions, improvements in the company's operating systems, and the impact of our capital maintenance and improvement program.

         We began to see the first signs of a shift towards strengthening rental markets in the summer of 2003, and this trend has continued, albeit slowly, to gain momentum. Rising home mortgage rates, home prices, and the cost of new construction appear to have slowed the out flow of residents from rental apartments to privately owned homes. At the same time, rapidly rising material and construction costs combined with rising interest rates have inhibited the construction of new apartment properties, especially those that compete directly in our middle-market niche. The combined effect of these two trends has been to bolster demand for our apartments.

         Also contributing to the improvement in apartment operations in the quarter was our program to improve the company's operating systems. Beginning in 2005 we embarked on a major campaign to improve the efficiency and effectiveness of our operations and systems, both at the corporate and apartment operating levels. This effort involves considerable upfront investment; costs that we are currently bearing and that will continue for several quarters to come. We believe, however, that in the long run this program will not only save us money by improving the efficiency of our operations, but will facilitate our growth by making it easier for us to assimilate new acquisitions into our portfolio. We were encouraged that in the first quarter we began to realize some of the benefits and promise of our efforts in this area.

         We are committed to the maintenance and improvement of our assets. Our mission is to provide high quality, middle market apartments at reasonable prices. We believe that to accomplish this mission we must maintain our apartment assets to very high standards. Not only does this make our properties more attractive to prospective residents, it preserves and enhances the value of our investment. To this end, we have an ongoing maintenance and improvement program that includes both newly acquired and existing properties. While it would have been easy to defer this program while we waited for our markets to improve, we believed that it was in the company's best interest to continue to work diligently to maintain and improve the portfolio. In addition to routine maintenance and numerous special projects, we completed exterior rehabilitations of two apartment properties in 2005 and have just begun an exterior rehabilitation of one additional property. As a result of these efforts, the portfolio is in excellent physical condition.

         We are very positive in our outlook. We believe our portfolio is well positioned to benefit from continued improvement in our markets. We are optimistic that we will continue to see strong occupancy and good growth in rental rates at our apartment communities for the next few quarters.

         We provide the following supplemental consolidating information, in response to requests from members of the investment community, for use in comparing our operating results for 2006 and 2005:


                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)

Operating Results - 3 months ended March 31:
Revenues:
Apartment rental income                 $ 19,001    $       -    $   1,978      $ 17,022         $ 12,473
Restaurant rental income                     957            -            -           957              957
Management fee income                          9         (101)           -           110              174
Casualty gains                               113            -            -           113                -
Interest and other income                     60          (42)           2           100              243
                                      ------------- ----------- ------------- -------------    -------------
                                          20,140         (143)       1,981        18,302           13,848
Expenses:
Apartment operations                       7,262         (101)         829         6,534            4,811
Administration expenses                    1,929            -            -         1,929            1,559
Interest                                   6,266          (42)         668         5,639            4,092
Penalties paid at debt refinance               -            -            -             -                -
Depreciation                               4,723            -          394         4,329            3,092
Amortization,  loan costs                    137            -           15           122               91
Write-off of unamortized loan costs
   at debt refinance                           -            -            -             -                -
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                            90            -           90             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          20,407         (143)       1,996        18,554           13,645
                                      ------------- ----------- ------------- -------------    -------------
Loss from continuing operations             (267)           -          (15)         (252)             204
Income from
   discontinued operations                     -            -            -             -               30
                                      ------------- ----------- ------------- -------------    -------------
Loss before minority interests              (267)   $       -    $     (15)     $   (252)        $    234
                                                    =========== ============= =============    =============
Minority interests -
 - Consolidated limited partnerships
                                               -
 - Operating partnership                      52
                                      -------------
Net loss                                $   (214)
                                      =============

Loss before minority interests          $   (267)   $       -    $     (15)     $   (252)        $    234
Casualty gains                              (113)           -            -          (113)               -
Cumulative preferred dividend                  -            -            -             -             (250)
Amortization, lease intangible                66            -            -            66                -
Depreciation                               4,723            -          394         4,329            3,092
Depreciation related to
   discontinued operations                     -            -            -             -               84
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                            90            -           90             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           4,499            -          469         4,030            3,159
Minority interest in FFO of
   consolidated limited partnerships        (218)           -         (218)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(2)                $  4,281    $       -    $     251      $  4,030         $  3,159
                                      ============= =========== ============= =============    =============


                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)

Balance Sheet at March 31, 2006, compared to December 31, 2005:
Real estate investments                 $507,068    $       -      $41,729      $465,339         $467,253
Cash and cash equivalents                  2,689            -          936         1,753            2,306
Prepaid expenses and
   other assets                            8,813        4,432          852         3,530            2,938
Deferred financing costs, net              2,600            -          435         2,165            1,930
Intangible assets, net                     1,174            -            -         1,174            1,240
                                      ------------- ----------- ------------- -------------    -------------
                                        $522,345    $   4,432      $43,953      $473,960         $475,668
                                      ============= =========== ============= =============    =============

Notes payable                           $435,898    $  (2,324)     $50,251      $387,972         $388,576
Accounts payable and
   accrued expenses                        2,995          (86)         354         2,727            1,332
Accrued interest                           1,844            -          204         1,640            1,141
Consideration due for acquisitions             -            -            -             -            1,000
Deferred revenue and
   security deposits                       2,188            -            2         2,186            1,982
                                      ------------- ----------- ------------- -------------    -------------
                                         442,925       (2,410)      50,810       394,526          394,031
Minority interests -
- Consolidated limited partnerships            -            -            -             -                -
- Operating partnership                   21,553            -            -        21,553           21,207
Shareholders' equity                      57,867        6,842       (6,857)       57,882           60,429
                                      ------------- ----------- ------------- -------------    -------------
                                        $522,345    $   4,432      $43,953      $473,960         $475,668
                                      ============= =========== ============= =============    =============

(1) In accordance with GAAP, deficit distributions to minority partners are charges recognized in our statement of operations when cash is distributed to a non-controlling partner in a consolidated limited partnership in excess of the positive balance in such partner's capital account (which is classified as minority interest in our consolidated balance sheet). We are required to record these charges for GAAP purposes even though there is no economic effect or cost to the company or the operating partnership.
(2) See discussion of funds from operations under the caption "Funds from Operations" below in this Item 2.

         We sold an apartment community in October 2005, and we present the results of operations of this apartment community as discontinued operations in our statement of operations for 2005. Unless noted otherwise, the following discussion of operating results relates to our continuing operations.

Revenues

         Total revenues in the first quarter of 2006 were $20.1 million, compared to $15.0 million in the first quarter of 2005. The increase is primarily attributable to increases in apartment rental income.

         Apartment rental income totaled $19.0 million in the first quarter of 2006, an increase of $5.3 million, or 38.3%, compared to the first quarter of 2005. This increase is attributable to:

o $4.1 million increase related to apartment acquisitions in 2005 - these new communities contributed $4.1 million in the first quarter of 2006. During 2005 we acquired eight new properties, which we operate as seven apartment communities; we acquired the first four of these properties on March 31, 2005.

o $0.7 million increase related to apartment communities that we consolidated effective late January 2005 - these three partial-interest communities generated $2.0 million in the first quarter of 2006 and $1.3 million in February and March of 2005.

o $0.5 million increase related to apartment communities that we owned as of January 1, 2005.

         On a "same-units" basis (the 23 apartment communities that we owned as of both January 1, 2005 and 2006), apartment rental income in the first quarter of 2006 totaled $12.9 million, a 4.0% increase compared to the first quarter of 2005, reflecting improvements in both occupancy and rental rates.

         On a same-units basis, apartment NOI (apartment rental income less apartment operating expenses) for the first quarter of 2006 increased by 4.2% compared to the first quarter of 2005.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the first quarter of 2006 follow:

                                                            Three months ended
                                                              March 31, 2006
                                                          ----------------------
                                                                        Average
                                                                        monthly
                                             Number                     revenue
                                               of           Average       per
                                           apartment       economic    occupied
                                             units         occupancy     unit
                                           -----------    ------------ ---------

Owned apartment communities:
Same-units communities:
   Abbington Place                                360           93.6%      $ 787
   Allerton Place                                 228           94.8%        824
   Barrington Place                               348           92.5%        785
   Brookford Place                                108           95.6%        700
   Carriage Club                                  268           97.0%        800
   Chason Ridge                                   252           98.2%        773
   Fairington                                     250           95.1%        765
   Latitudes                                      448           94.9%        994
   Madison Hall                                   128           92.9%        622
   Mallard Creek 1                                184           94.0%        655
   Mallard Creek 2                                288           94.6%        821
   Marina Shores Waterfront                       290           94.7%        828
   Oakbrook                                       162           96.7%        735
   Oak Hollow 1                                   221           96.9%        620
   Oak Hollow 2                                   240           92.9%        611
   Paces Commons                                  336           94.1%        672
   Paces Village                                  198           94.6%        699
   Pelham                                         144           97.4%        611
   Pepperstone                                    108           95.3%        706
   Savannah Place                                 172           97.6%        723
   Southpoint                                     192           97.0%        693

                                                            Three months ended
                                                              March 31, 2006
                                                          ----------------------
                                                                        Average
                                                                        monthly
                                             Number                     revenue
                                               of           Average       per
                                           apartment       economic    occupied
                                             units         occupancy     unit
                                           -----------    ------------ ---------

   Summerlyn Place                                140           97.1%        873
   Waterford Place                                240           93.2%        917
   Woods Edge                                     264           97.6%        694
   Wind River                                     346           94.1%        827

Acquired in 2005:
   Canterbury                                     630           96.3%        639
   Hamptons                                       232           95.9%        752
   Laurel Springs 1                               240           93.2%        618
   Laurel Springs 2                                96           86.0%        816
   Paces Watch                                    232           97.1%        870
   Salem Ridge                                    120           96.7%        536
   Timbers                                        240           90.5%        907
   Waverly Place                                  240           93.8%        696

All apartments
   - 2006                                       7,945           94.9%        755
   - 2005                                       6,113           94.4%        745

Same units                                      5,915
   - 2006                                                       95.0%        768
   - 2005                                                       94.5%        743

Consolidated limited partnerships:
Marina Shores                                     392           95.4%      1,186
Villages of Chapel Hill                           264           98.9%        677
Villages - Phase 5                                 57           98.7%        801

         Restaurant rental income was $957,000 in the first quarters of both 2006 and 2005. We received the minimum rent specified in the lease agreement in both periods. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

Expenses

         Total expenses were $20.4 million in the first quarter of 2006, compared to $22.4 million in the first quarter of 2005. We experienced increases in both operating and financing expenses attributable to growth in the size of our apartment operations during 2005. However, expenses in the first quarter of 2005 include significant one-time charges related to a loan refinance as well as a one-time $6.8 million distribution to a minority partner from refinance proceeds.

         Apartment operations expense (the direct costs of on-site operations at our apartment communities) totaled $7.3 million in the first quarter of 2006, an increase of $2.0 million, or 37.8%, compared to the first quarter of 2005. This increase is primarily attributable to $1.5 million in expenses for apartments we acquired since April 2005, along with a $0.4 million increase for consolidated limited partnership communities (we have included three months of activity for these communities in 2006, compared to only two months in 2005).

         On a same-units basis, apartment operations expense increased by 3.8% in the first quarter of 2006 compared to the first quarter of 2005, due primarily to expected increases in grounds maintenance and property tax costs.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration costs (the costs associated with oversight, accounting, and support of our apartment management activities) totaled $0.9 million in the first quarter of 2006, a 34.9% increase compared to the first quarter of 2005. This increase is primarily attributable to additional corporate support and operations staff and computer system costs.

         Corporate administration expense totaled $1.0 million in the first quarter of 2006, a 15.3% increase compared to the first quarter of 2005. This increase is primarily attributable to executive compensation costs, including $86,000 in charges for service cost related to nonvested common stock issued in August 2005.

         Interest expense totaled $6.3 million in the first quarter of 2006, an increase of $1.8 million, or 38.9%, compared to the first quarter of 2005. This increase in primarily attributable to new debt issued in conjunction with 2005 apartment acquisitions, along with the impact of consolidating three limited partnerships for three full months in 2006 (compared to only two months in the first quarter of 2005). Overall, weighted average interest rates were 5.7% in the first quarter of 2006, down from 5.8% in the fourth quarter of 2005 and the first quarter of 2005, in spite of steadily rising variable interest rates. The decline in this interest rate measurement reflects the favorable impact of finance transactions completed in 2005 that lowered average fixed interest rates and reduced our exposure to variable interest rates.

         Depreciation expense totaled $4.7 million in the first quarter of 2006, an increase of $1.3 million, or 36.8%, compared to the first quarter of 2005. This increase is primarily attributable to acquisitions in 2005.

         We reflect the unaffiliated partners' interests in Marina Shores Associates One Limited Partnership ("Marina Shores Partnership"), The Villages of Chapel Hill Limited Partnership ("Villages Partnership"), and The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages Phase 5 Partnership") as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost to the operating partnership. We report this charge in our consolidated statements of operations as deficit distributions to minority partners. We recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $90,000 in the first quarter of 2006, compared to $6.8 million in the first quarter of 2005. We currently expect that the Marina Shores Partnership will continue to make regular distributions of approximately $360,000 per year each to the limited partner and our operating partnership.

Net Income

         Consolidated earnings from continuing operations before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance) and before the charge for deficit distributions to a minority partner totaled $4.7 million in the first quarter of 2006, an increase of $1.5 million, or 47.3%, compared to the first quarter of 2005. This increase reflects the $1.0 million impact of new apartment communities and improvements in apartment revenues; in addition, the comparable amount for the first quarter of 2005 includes a charge of $0.5 million for penalties paid in conjunction with a refinance transaction for one of the consolidated limited partnerships.

         We measure and allocate proportional income and losses of the consolidated limited partnerships to minority partners; however, if those partners' capital accounts have been reduced to $-0- as a result of previous loss allocations or distributions, we record a charge to absorb the losses that could not be allocated to minority partners' accounts, or we may recover previously absorbed losses or distributions if the limited partnership results are positive.

         Minority interests in the consolidated limited partnerships and the operating partnership absorbed $52,000 of the consolidated losses from continuing operations in the first quarter of 2006, compared to $1.4 million in the first quarter of 2005. After allocating those losses to minority interests, the net loss from continuing operations was $0.2 million in the first quarter of 2006, compared to $6.0 million in the first quarter of 2005.

         Amounts for discontinued operations reflect the operating results of Savannah Shores Apartments, which we sold in October 2005. Income from discontinued operations, net of the operating partnership minority interest, totaled $25,000 in the first quarter of 2004.

         In November 2005, we redeemed all of the outstanding shares of preferred stock in exchange for shares of our common stock. Because the preferred shareholder had priority over common shareholders for receipt of dividends prior to this conversion, we deduct the amount of net income to be paid to the preferred shareholder, $250,000, in calculating net income available to common shareholders for the first quarter of 2005.

         The net loss attributed to common shareholders was $0.2 million in the first quarter of 2006. After deducting $250,000 for the cumulative preferred dividend, net loss attributed to common shareholders was $6.2 million in the first quarter of 2005.

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

         Funds available for distribution is frequently referred to as "FAD." We define FAD as FFO plus non-cash expenses, plus (less) gains (losses) from sales of property, less recurring capital expenditures. We believe that, together with net income and cash flows from operating activities, FAD provides investors with an additional measure to evaluate the ability of the operating partnership to incur and service debt, to fund acquisitions and other capital expenditures, and to fund distributions to shareholders and minority unitholders.

         Funds from operations and funds available for distribution do not represent net income or cash flows from operations as defined by GAAP. Nor do FFO or FAD measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to shareholders and unitholders. You should not consider FFO or FAD to be alternatives to net income as reliable measures of the company's operating performance; nor should you consider FFO or FAD to be alternatives to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity. Further, FFO and FAD as disclosed by other REITs might not be comparable to our calculation of FFO or FAD.

         Funds from operations totaled $4.3 million in the first quarter of 2006, an increase of $1.0 million, or 28.9%, compared to the first quarter of 2005. This comparison reflects the positive impact of apartment additions and the improvement in apartment operating results.

         Funds available for distribution totaled $3.8 million in the first quarter of 2006, an increase of $0.9 million, or 30.0%, compared to the first quarter of 2005. The disparity between comparisons of FFO and FAD against prior year periods arises from the impact of timing of recurring capital expenditures, which we deduct in our measurement of FAD. Recurring capital expenditures include operating replacements such as floor coverings, appliances and HVAC, as well as expenditures for capital replacements such as roofs and exterior paint.

         We calculated FFO of the operating partnership as follows:

                                                       Three months ended
                                                            March 31
                                                      2006            2005
                                                 --------------- ---------------
                                                     (000's)          (000's)

Net loss                                           $    (214)        $(5,970)
Loss attributed to minority interests                    (52)         (1,358)
Less cumulative preferred dividend                         -            (250)
Less casualty gains                                     (113)              -
Add amortization of
  in-place lease intangibles                              66               -
Add depreciation                                       4,723           3,453
Add depreciation related to
  discontinued operations                                  -              84
Add deficit distributions to minority
  partners of consolidated limited

                                                       Three months ended
                                                             March 31
                                                      2006            2005
                                                 --------------- ---------------
                                                     (000's)          (000's)

  partnerships(1)                                         90           6,821
Add (less) minority interest in
  FFO of consolidated
  limited partnerships                                  (218)            540
                                                 --------------- ---------------
Funds from operations                                $ 4,281         $ 3,320
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

         A reconciliation of net cash provided by operating activities (as defined by GAAP and reflected in our consolidated statements of cash flows) to FAD follows:

                                                         Three months ended
                                                              March 31
                                                        2006            2005
                                                   --------------- -------------
                                                       (000's)         (000's)

Net cash provided by
  operating activities                                $  5,460        $  2,677
Less cumulative preferred dividend                           -            (250)
Less recurring capital expenditures                       (664)           (458)
Add (less) change in
  net operating assets and liabilities                    (784)            591
Add (less) minority interest in
  consolidated limited partnerships' share
  of reconciling items                                    (185)            384
                                                   --------------- -------------
Funds available for distribution                       $ 3,826         $ 2,943
                                                   =============== =============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                           Three months ended
                                                                  March 31
                                                           2006          2005
                                                       ------------- -----------
                                                           (000's)      (000's)

Net cash provided by (used in):
  Operating activities                                  $  5,460      $  2,677
  Investing activities                                    (1,569)       (1,674)
  Financing activities                                    (4,313)        1,228

Dividends and distributions paid to:
  Preferred shareholders                                $       -     $    250
  Common shareholders                                      2,701         2,272
  Minority partners in consolidated
     limited partnerships                                     90         6,821
  Minority unitholders in operating
     partnership                                             652           466

Scheduled debt principal payments                            768           450
Non-recurring capital expenditures                         1,827           832

Weighted average shares outstanding
  during the period:
  Preferred shares                                             -           909
  Common shares                                           10,396         8,983
  Operating partnership
     minority units                                        2,535         1,870

Shares and units outstanding at end of period:
  Preferred B shares                                           -           909
  Common shares                                           10,407         9,233
  Operating partnership
     minority units                                        2,609         2,408

Capital Resources and Liquidity

Cash Flows and Liquidity

         Net cash flows from operating activities totaled $5.5 million in the first quarter of 2006, compared to $2.7 million in the first quarter of 2005. The increase in comparative amounts reflects the growth in size of our apartment operations, along with fluctuations in timing of payments for operating assets and liabilities. In addition, cash flows from operating activities in the first quarter of 2005 included $0.5 million for penalties paid at refinance by a consolidated limited partnership.

         Investing and financing activities focused on capital expenditures at apartment communities, along with payment of dividends and distributions - there were no significant investing or financing transactions during the first quarter of 2006.

         We have announced that the company will pay a regular quarterly dividend of $0.26 per share, or approximately $2.7 million, on May 15, 2006, to shareholders of record of our common stock as of May 1, 2006. We expect to pay regular quarterly distributions totaling approximately $0.7 million to operating partnership minority unitholders on the same date.

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

Investing and financing transactions subsequent to March 31, 2006

         In early April 2006, we acquired the Sterling Bluff Apartments, located in Carrboro, North Carolina, for a contract purchase price of $9.4 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We plan to operate the apartment community as Bridges at Chapel Hill Apartments.

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

         If the partnership is considered a variable interest entity ("VIE") and we are the "primary beneficiary," as defined by GAAP, we include the accounts of the partnership in our consolidated financial statements. We initially record all of the VIE's assets, liabilities and minority interests at fair value. We account for our interest in the Villages Partnership using this approach.

         If we, as general partner, control a partnership that is not a VIE, we also include the accounts of the partnership in our consolidated financial statements. We initially record our prorata interest in the partnership's assets and liabilities at the lower of our cost or fair value; we reflect the minority partners' interest in the partnership's assets and liabilities at historical cost, except to adjust an existing deficit capital account balance to $-0-. We account for our interests in the Marina Shores Partnership and the Villages Phase 5 Partnership using this approach.

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

         We may subsequently recover such deficit distributions or absorbed losses if and when the consolidated limited partnership generates positive net income.

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

Impairment of long-lived assets

         We evaluate our real estate assets when significant adverse changes in operations or economic conditions occur in order to assess whether any impairment indicators are present that affect the recovery of the recorded values. If we considered any real estate assets to be impaired as defined by GAAP, we would record a loss to reduce the carrying value of the property to its estimated fair value. To date, there have been no such circumstances, and we considered none of our assets impaired.

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

Stock-based compensation

         The company has one employee Stock Option and Incentive Plan in place, which we describe in more detail in the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Prior to July 1, 2005, we accounted for options granted under this plan using the intrinsic value method; no stock-based employee compensation expense was reflected in our earnings, as all outstanding options had been granted at exercise prices equal to market value of the underlying stock on the dates of grant. All outstanding options were fully vested by the end of 2004.

           Effective July 1, 2005, we adopted the fair value recognition provisions of Statement No. 123, as revised in 2004 ("FAS 123(R)"), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the second half of 2005 and the first quarter of 2006 includes compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Under the modified-prospective transition method, there is no compensation cost recognized for previously granted options that were fully vested prior to July 1, 2005.

Additional information regarding capital expenditures

         We provide the following information to analysts and other members of the financial community for use in their detailed analyses.

         A summary of capital expenditures for our owned apartment communities during the first quarter of 2006, in aggregate and per apartment unit, follows:

                                                                          Total               Per unit
                                                                   --------------------- --------------------
                                                                         (000's)
Recurring capital expenditures:
   Floor coverings                                                        $    281               $    48
   Appliances/HVAC                                                              95                    16
   Computer/support equipment                                                   25                     4
   Other                                                                       194                    32
                                                                   --------------------- --------------------
                                                                          $    595               $   101
                                                                   ===================== ====================

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties                       $  1,367
   Casualty replacements                                                       256
   Additions and betterments at apartment properties                           123
   Computer/support equipment                                                   66
                                                                   ---------------------
                                                                          $  1,812
                                                                   =====================

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during the first quarter of 2006 totaled $2.3 million, including $0.8 million in compensation of service staff and $1.5 million in payments for material and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There were no significant acquisition or financing transactions during the first quarter of 2006.

         As of March 31, 2006, long-term debt, on a consolidated basis, totaled $435.9 million, including $382.3 million of notes payable at fixed rates ranging from 5.0% to 7.4%, and $53.6 million at variable rates indexed primarily on 30-day LIBOR rates. The weighted average interest rate on debt outstanding was 5.9% at March 31, 2006, compared to 5.8% at December 31, 2005. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $0.5 million.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of March 31, 2006.


                             Expected maturity dates

                             2006        2007        2008        2009        2010       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                     (all dollar amounts in thousands)

For owned properties:
Fixed rate notes           $ 1,558     $ 2,254     $41,946     $31,247     $20,914    $236,454    $334,371
   Average interest rate       5.9%        5.9%        6.5%        5.3%        6.8%        5.7%        5.8%


                             Expected maturity dates

                             2006        2007        2008        2009        2010       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                     (all dollar amounts in thousands)

Variable rate notes        $ 8,006     $ 8,237     $24,296     $13,062     $     -    $      -    $ 53,601
   Average interest rate       6.8%        6.8%        6.7%        6.7%                                6.7%

For consolidated limited partnerships:

Fixed rate notes (1)       $   463     $   664     $   698     $   743     $   786    $ 43,594    $ 46,948
   Average interest rate       5.7%        5.7%        5.7%        5.7%        5.7%        5.8%        5.8%

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

         Based on our most recent evaluation, which was completed as of the end of the first quarter of 2006, our chairman, chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting identified in connection with our first quarter 2006 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                       BNP RESIDENTIAL PROPERTIES, INC.
                                      (Registrant)




May 4, 2006                                /s/ Philip S. Payne
                                      ---------------------------------------
                                      Philip S. Payne
                                      Chairman



May 4, 2006                                /s/ Pamela B. Bruno
                                      ---------------------------------------
                                      Pamela B. Bruno
                                      Vice President, Treasurer and
                                      Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chairman                                        31
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer                         32
    31.3      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer                         33
    32.1      Section 1350 Certification by Chairman, Chief Executive Officer, and Chief Financial      34
              Officer
