Form 10-Q
period 2006-06-30
BNP RESIDENTIAL PROPERTIES INC
filed 2006-08-02
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-9496


                        BNP RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

Maryland                                                    56-1574675
State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization                               Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2006 (the latest practicable date).


Common Stock, $.01 par value                     10,428,754
----------------------------                     ------------------------
(Class)                                          (Number of shares)



                                                        Exhibit index: page 34

                     TABLE OF CONTENTS


  Item No.                                                              Page No.

             PART I - Financial Information (Unaudited)

      1      Financial Statements                                             3
      2      Management's Discussion and Analysis of Financial Condition     13
             and Results of Operations
      3      Quantitative and Qualitative Disclosures                        30
             About Market Risk
      4      Controls and Procedures                                         31

             PART II - Other Information

      4      Submission of Matters to a Vote of Security Holders             31
      5      Other Information                                               32
      6      Exhibits                                                        32

             Signatures                                                      33

PART I - Financial Information

Item 1.  Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets
(all amounts in thousands except share amounts)

                                                                            June 30          December 31
                                                                             2006               2005
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                     $  574,754           $ 559,560
   Restaurant properties                                                        37,405              37,405
                                                                       ------------------ ------------------
                                                                               612,159             596,965
   Less accumulated depreciation                                               (96,868)            (87,668)
                                                                       ------------------ ------------------
                                                                               515,291             509,297
Cash and cash equivalents                                                        3,536               3,111
Prepaid expenses and other assets                                                9,599               8,034
Deferred financing costs, net                                                    2,550               2,380
Intangible assets, net                                                           1,145               1,240
                                                                       ------------------ ------------------
         Total assets                                                       $  532,122           $ 524,063
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                       $  447,524           $ 436,712
Accounts payable and accrued expenses                                            3,977               1,419
Accrued interest on notes payable                                                1,933               1,345
Consideration due for completed acquisitions                                         -               1,000
Deferred revenue and security deposits                                           2,413               1,950
                                                                       ------------------ ------------------
      Total liabilities                                                        455,847             442,426

Minority interest in operating partnership                                      20,848              21,207

Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 10,428,754 shares issued and outstanding at June 30, 2006, 10,385,890 shares issued and outstanding at December 31, 2005 (including 200,000 nonvested shares issued and outstanding
   at both dates)                                                                  102                 102
Additional paid-in capital                                                     123,315             122,516
Dividend distributions in excess of net income                                 (67,990)            (62,189)
                                                                       ------------------ ------------------
      Total shareholders' equity                                                55,427              60,429
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                         $  532,122           $ 524,063
                                                                       ================== ==================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
(all amounts in thousands except per share amounts)

                                                      Three months ended             Six months ended
                                                           June 30                       June 30
                                                      2006          2005           2006            2005
                                                  ------------- ------------- --------------- ---------------
Revenues
Apartment rental income                            $  19,697     $  17,178       $  38,698       $  30,918
Restaurant rental income                                 957           957           1,915           1,915
Interest and other income                                 54            31             236             368
                                                  ------------- ------------- --------------- ---------------
                                                      20,709        18,166          40,849          33,201
Expenses
Apartment operations                                   7,561         6,681          14,823          11,952
Apartment administration                                 886           738           1,794           1,412
Corporate administration                                 806           637           1,827           1,522
Interest                                               6,677         5,667          12,943          10,177
Penalties paid at debt refinance                           -             3               -             519
Depreciation                                           4,785         4,092           9,508           7,545
Amortization of deferred loan costs                      130           114             266             218
Write-off of unamortized
   loan costs at debt refinance                            -            63               -             223
Deficit distributions to minority partners                90           800             180           7,621
                                                  ------------- ------------- --------------- ---------------
                                                      20,934        18,795          41,341          41,188
                                                  ------------- ------------- --------------- ---------------
                                                        (225)         (629)           (492)         (7,987)
Loss attributed to minority interests
   - Consolidated limited partnerships                     -            14               -              76
   - Operating partnership                                45           179              97           1,480
                                                  ------------- ------------- --------------- ---------------
Loss from continuing operations                         (180)         (436)           (394)         (6,431)

Discontinued operations:
Income from discontinued operations                        -            35               -              65
(Income) attributed to minority interests                  -            (7)              -             (12)
                                                  ------------- ------------- --------------- ---------------
Income from discontinued operations, net                   -            27               -              52
                                                  ------------- ------------- --------------- ---------------
Net loss                                                (180)         (409)           (394)         (6,379)
Less cumulative preferred dividend                         -          (250)              -            (500)
                                                  ------------- ------------- --------------- ---------------
Loss attributed to common shareholders             $    (180)    $    (659)      $    (394)      $  (6,879)
                                                  ============= ============= =============== ===============

Weighted average
   common shares outstanding                          10,418         9,239          10,407           9,111

Earnings per common share - basic and diluted:
   Loss from
   - Continuing operations                         $   (0.02)    $   (0.05)      $  (0.04)       $   (0.71)
   - Discontinued operations                            -             0.01           -                0.01
                                                  ------------- ------------- --------------- ---------------
   Net loss                                            (0.02)        (0.04)         (0.04)           (0.70)
   Loss attributed to common shareholders              (0.02)        (0.06)         (0.04)           (0.75)

Dividends declared per common share                $    0.26     $    0.25       $   0.52        $    0.50

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity - Unaudited
(all amounts in thousands)

                                                                                Dividend
                                                              Additional     distributions
                                       Common Stock            paid-in        in excess of
                                    Shares       Amount        capital         net income         Total
                                 ------------- ------------ --------------- ----------------- --------------
Balance December 31, 2005           10,386        $ 102       $ 122,516        $ (62,189)       $ 60,429
Common stock issued                     21            -             268                -             268
Service cost, nonvested common
   stock                                 -            -              86                -              86
Dividends paid - common                  -            -               -           (2,701)         (2,701)
Net loss, first quarter                  -            -               -             (214)           (214)
                                 ------------- ------------ --------------- ----------------- --------------
Balance March 31, 2006              10,407          102         122,869          (65,104)         57,867
Common stock issued                     22            -             360                -             360
Service cost, nonvested common
   stock                                 -            -              86                -              86
Dividends paid - common                  -            -               -           (2,706)         (2,706)
Net loss, second quarter                 -            -               -             (180)           (180)
                                 ------------- ------------ --------------- ----------------- --------------
Balance June 30, 2006               10,429        $ 102       $ 123,315        $ (67,990)       $ 55,427
                                 ============= ============ =============== ================= ==============

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited
(all amounts in thousands)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2006             2005
                                                                          ----------------- ----------------
Operating activities:
Apartment rental receipts, net                                                  $  38,962         $  31,570
Restaurant rental receipts                                                          1,915             1,915
Interest and other income receipts                                                    123               386
Operating and administrative expense payments                                     (18,111)          (15,916)
Interest payments                                                                 (12,447)          (10,374)
Penalties paid at debt refinance                                                        -              (519)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                          10,443             7,062

Investing activities:
Acquisitions of apartment properties                                               (9,344)          (35,658)
Acquisition of Boddie Investment Company, net of cash included in
   accounts of consolidated limited partnerships                                        -               368
Additions to apartment properties, net                                             (6,151)           (4,103)
Net release (funding) of lender reserves                                               89                (2)
Casualty proceeds                                                                   1,141                 -
                                                                          ----------------- ----------------
Net cash used in investing activities                                             (14,265)          (39,395)

Financing activities:
Net proceeds from issuance of common stock                                            677             1,082
Distributions to minority partners in consolidated limited partnerships              (180)           (7,621)
Distributions to operating partnership minority unitholders                        (1,311)             (916)
Dividends paid to preferred shareholder                                                 -              (500)
Dividends paid to common shareholders                                              (5,407)           (4,580)
Proceeds from notes payable                                                        20,075            94,938
Principal payments on notes payable                                                (9,171)          (46,922)
Payment of deferred financing costs                                                  (436)             (962)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                           4,247            34,518
                                                                          ----------------- ----------------

Net increase in cash and cash equivalents                                             425             2,185
Cash and cash equivalents at beginning of period                                    3,111               517
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                      $   3,536         $   2,702
                                                                          ================= ================

                                                                 (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited - continued
(all amounts in thousands)

                                                                                  Six months ended
                                                                                       June 30
                                                                                2006             2005
                                                                          ----------------- ----------------
Reconciliation of net loss to
   net cash provided by operating activities:
Net loss                                                                        $    (394)        $  (6,379)
Amortization of intangible for in-place leases at acquisitions                        110                74
Casualty gains                                                                       (113)                -
Amortization of debt premium                                                          (92)              (77)
Depreciation and amortization of deferred loan costs                                9,774             7,763
Depreciation and amortization, discontinued operations                                  -               180
Write off of unamortized loan costs at debt refinancing                                 -               223
Deficit distributions to minority partners in
   consolidated limited partnerships                                                  180             7,621
Minority interest in consolidated limited partnerships                                  -               (76)
Minority interest in operating partnership                                            (97)           (1,467)
Service cost related to nonvested common stock                                        171                 -
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                               (2,290)           (2,960)
   Accounts payable and accrued expenses                                            3,110             2,419
   Deferred revenue, prepaid rent and security deposits                                84              (260)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       $  10,443         $   7,062
                                                                          ================= ================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - June 30, 2006
(Unaudited)

Note 1.  Interim financial statements

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of BNP Residential Properties, Inc. for the year ended December 31, 2005. You should read these financial statements in conjunction with our 2005 Annual Report on Form 10-K. When we use the terms "we," "us," or "our," we mean BNP Residential Properties, Inc. and all entities included in our consolidated financial statements. We believe that we have included all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Retrospective presentation of 2005 comparative results
In January 2005 we acquired the general partner interest in three limited partnerships. We initially accounted for our investment in one of these partnerships, Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages Phase 5 Partnership") by applying the equity method. During the third quarter of 2005, in accordance with new accounting rules, we consolidated the accounts and activities of this partnership in our consolidated financial statements. In addition, during the fourth quarter of 2005 we sold an apartment property. We have therefore revised the presentation of our operating results for 2005 to reflect these changes on a retrospective basis as follows:


                                                                      Retrospective
                                                                     adjustments for:
                                                             ---------------------------------
                                                                                  Villages          As
                                                As currently   Discontinued       Phase 5       previously
                                                  presented     Operations      Partnership      presented
                                              -------------- ----------------- --------------- --------------
                                                   (000's)        (000's)         (000's)         (000's)
Three months ended June 30, 2005
Revenues                                        $  18,166         $ (460)           $  124       $  18,502
Expenses                                           18,795           (426)              128          19,093
                                              -------------- ----------------- --------------- --------------
                                                     (629)           (35)               (4)           (591)
Loss attributed to minority interests                 193              7                 1             185
                                              -------------- ----------------- --------------- --------------
Loss from continuing operations                      (436)           (27)               (3)           (406)
Income from
   discontinued operations, net                        27             27                 -               -
                                              -------------- ----------------- --------------- --------------
Net loss                                        $    (409)        $    -            $   (3)      $    (406)
                                              ============== ================= =============== ==============

Six months ended June 30, 2005
Revenues                                        $  33,201         $ (895)           $  204       $  33,892
Expenses                                           41,188           (831)              224          41,794
                                              -------------- ----------------- --------------- --------------
                                                   (7,987)           (65)              (20)         (7,902)
Loss attributed to minority interests               1,556             12                 4           1,539
                                              -------------- ----------------- --------------- --------------
Loss from continuing operations                    (6,431)           (52)              (16)         (6,363)
Income from
   discontinued operations, net                        52             52                 -               -
                                              -------------- ----------------- --------------- --------------
Net loss                                        $  (6,379)        $    -            $  (16)      $  (6,363)
                                              ============== ================= =============== ==============

These adjustments are insignificant to the consolidated statement of operations and do not change reported earnings per share amounts for the second quarter and first six months of 2005.

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

If we had applied the fair value recognition provisions of FAS 123 to options outstanding prior to July 1, 2005, there would have been no impact on net income as reported for the three or six months ended June 30, 2005, and no impact on basic and diluted earnings per share amounts as reported.

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

During the three and six months ended June 30, 2006, we recorded service cost related to nonvested common stock totaling $86,000 and $171,000, respectively, included in corporate administration expense in our statement of operations and as an increase to additional paid-in capital. As of June 30, 2006, unrecognized service cost related to nonvested common stock totaled $2.8 million.

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

During the first quarter of 2006, two employees exercised stock options for a total of 7,000 shares of common stock. Changes in outstanding stock options during the three and six months ended June 30, 2006, months were as follows:

                                                          Weighted Average
                                        Shares             Exercise Price
                                  ----------------- ---------------------------

Beginning balance                      270,000                 $ 12.08
Exercised                               (7,000)                  10.11
                                  ----------------- ---------------------------
Ending balance                         263,000                 $ 12.14
                                  ================= ===========================
Exercisable at June 30, 2006           263,000                 $ 12.14
                                  ================= ===========================

Note 3.  Acquisition and financing transactions

In April 2006, we acquired the Sterling Bluff Apartments, a 144-unit apartment property located in Carrboro, North Carolina, for a contract purchase price of $9.4 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We operate the apartment community as Bridges at Chapel Hill Apartments.

In May 2006, we issued a $7.3 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Bridges at Chapel Hill Apartments. The loan provides for interest at

6.22% (6.3% effective rate), with interest only monthly payments of $39,000 through June 2012. Beginning July 2012, scheduled monthly installments including principal and interest will be $45,000, with a balloon payment of $7.0 million in June 2016. In conjunction with this loan, we paid and recorded deferred loan costs of $72,000. We applied proceeds of this loan to reduce our revolving line of credit.

Note 4.  Shareholders' equity

During the first quarter of 2006, we issued 14,558 shares of our common stock through our Dividend Reinvestment and Stock Purchase Plan ("DRIP") and 7,000 shares of our common stock upon exercise of options by two employees. During the second quarter of 2006, we issued 17,306 shares of our common stock through our DRIP and 4,000 shares of our common stock to certain members of our Board of Directors (1,000 shares to each of our non-management Board members) as part of their annual retainer.

We calculated basic and diluted earnings per common share using the following amounts (in thousands):

                                                    Three months ended               Six months ended
                                                         June 30                          June 30
                                                   2006            2005            2006            2005
                                              --------------- --------------- --------------- ----------------
                                                  (000's)         (000's)         (000's)         (000's)
Numerators:
-----------
For per common share amounts -
   Net loss                                        $  (180)        $  (409)        $  (394)      $  (6,379)
   Cumulative preferred dividend                         -            (250)              -            (500)
                                              --------------- --------------- --------------- ----------------
   Loss attributed to common shareholders -
     basic and diluted                             $  (180)        $  (659)        $  (394)      $  (6,879)
                                              =============== =============== =============== ================

Denominators:
-------------
For per common share amounts -
   Weighted average
     common shares outstanding                      10,418           9,239          10,407           9,111
   Less weighted average nonvested common
     shares outstanding                               (200)              -            (200)              -
                                              --------------- --------------- --------------- ----------------
   Weighted average
     common shares - basic                          10,218           9,239          10,207           9,111

   Effect of potentially dilutive securities:
   Convertible operating
     partnership units (1)                               -               -               -               -
   Nonvested common shares (2)                           -               -               -               -
   Stock options (3)                                     -               -               -               -
                                              --------------- --------------- --------------- ----------------
For diluted earnings per share amounts -
   adjusted weighted average shares and
   assumed conversions                              10,218           9,239          10,207           9,111
                                              =============== =============== =============== ================

(1) Including operating partnership units would serve to reduce the net loss per share, and they have been excluded from the calculation.
(2) Including nonvested common shares would serve to reduce the net loss per share, and they have been excluded from the calculation.
(3) We excluded options to purchase 263,000 shares of common stock at prices ranging from $9.25 to $13.125 from the calculation of diluted earnings per share for the three and six months ended June 30, 2006. We also excluded options to purchase 270,000 shares of common stock at prices ranging from $9.25 to $13.125 from the calculation of diluted earnings per share for the three and six months ended June 30, 2005. Inclusion of these options would reduce the net loss per share.

Note 5.  Commitments

In June 2006, we entered into an exchange agreement with Laurel Springs III, LLC and its members, pursuant to which we will acquire the Laurel Springs Phase 3 Apartments, a 168-unit apartment property that is adjacent to our Laurel Springs community. The purchase price for the property will be $11.7 million, consisting of the assumption or refinancing of approximately $10.1 million of debt on the property and $1.6 million to be paid in operating partnership units with an imputed value of $16.70 per unit. Under the terms of the exchange agreement, we will complete the acquisition no later than January 2007, and we will issue half of the operating partnership units (approximately 47,000 units) in July 2007 and half in July 2008.

Note 6.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.26 per common share on July 20, 2006, payable on August 15, 2006, to shareholders of record as of August 1, 2006.

Effective July 12, 2006, we acquired the Quail Hollow Apartments, a 90-unit apartment property located in Charlotte, North Carolina, for a contract purchase price of $5.1 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We plan to operate the apartment community as Bridges at Quail Hollow Apartments.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of June 30, 2006, we owned and managed 31 apartment communities containing 8,090 units, and served as general partner of limited partnerships that owned three properties with 713 units, which we also managed. In addition to our apartment communities, we own 40 restaurant properties that we lease on a triple-net basis to a restaurant operator.

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

         As of June 30, 2006, we had 10,428,754 shares of common stock outstanding. Our shares are listed on the American Stock Exchange and trade under the symbol "BNP." The operating partnership had an additional 2,608,693 operating partnership minority common units outstanding.

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Results of Operations

Summary

         We were pleased with the results of the second quarter of 2006. For the second quarter, funds from operations increased by 12.2%, and funds available for distribution increased by 9.6%, over second quarter of 2005. For the year-to-date period, funds from operations increased by 19.8%, and funds available for distribution increased by 19.2%, over 2005 levels. (We define and discuss funds from operations and funds available for distribution under the caption "Funds from Operations" beginning on page 23 of this Current Report.)

         The results for the second quarter reflect the growth in our apartment portfolio and continued improvement in our apartment operations and apartment markets.

         Normally, we spend a portion of the second quarter finishing the job of rebuilding occupancy from winter levels and then turn our attention to working toward increasing rental rates. This year was somewhat unusual in that we ended 2005 with good occupancy levels and had strong demand for our apartments throughout the first quarter. As a result, we entered the second quarter in excellent position. This, combined with the fact that the demand for our apartments strengthened throughout the second quarter, led to a 4.7% increase in same-units revenue for the second quarter of 2006 over the second quarter of 2005. For the year-to-date period, same-units apartment revenue for 2006 increased by 4.4% over 2005 levels. While occupancy remained virtually unchanged for both the three- and six-month periods, revenue per occupied unit for these same units increased by 5.1% in the second quarter and 4.1% in the first six months of 2006 compared to 2005.

         Apartment expenses have been within our expectations so far this year. On a same-units basis, apartment operations expense increased by 3.1% in the second quarter of 2006, and 3.4% in the first six months of 2006, compared to the same periods in 2005.

         As a result of the strong same-unit revenue growth and relatively modest expense growth, we are pleased to report good increases in same-unit apartment NOI (apartment rental income less apartment operating expenses) for both the second quarter and year-to-date periods. On a same-units basis, apartment NOI for the second quarter of 2006 increased by 5.7% compared to the second quarter of 2005. Same-units apartment NOI for the first six months of 2006 increased by 5.0% compared to the first six months of 2005.

         For several quarters now we have been discussing the strengthening apartment rental markets and the reasons for this improvement. During the second quarter this strengthening trend continued and, in fact, accelerated somewhat. While we have some concerns, they are general in nature - such as the effect of rapidly rising interest rates, high energy costs and low wage growth on our resident base. We do not see immediate issues, such as over building of competing product, which would lead us to believe that we face an immediate deterioration in market conditions. In fact, we are quite positive that, in the absence of some major economic turmoil or world event that we are simply unable to foresee or predict, we should continue to enjoy reasonably strong market conditions for at least the next few quarters.

         Looking forward, we intend to continue to expand and improve our portfolio. In 2005 we acquired eight apartment properties and the general partner interest in three more. So far this year, we have acquired two apartment properties and have entered a commitment to acquire one more. This slower pace should not be interpreted as a lack of desire, but simply as a matter of discipline. We do not feel compelled to grow for growth's sake and will only acquire a property when we feel that the property enhances the company's overall portfolio and makes economic sense.

         We remain committed to the maintenance and improvement of our assets. Our mission is to provide high-quality, middle-market apartments at reasonable prices. We believe that to accomplish this mission we must maintain our apartment assets to very high standards. Not only does this make our properties more attractive to prospective residents, it preserves and enhances the value of our investment. To this end, we have an ongoing maintenance and improvement program that includes both newly acquired and existing properties. In addition to routine maintenance and numerous special projects, we completed exterior rehabilitations of two apartment properties in 2005. We have now begun exterior rehabilitation projects at two more of our properties.

         Overall we remain very positive in our outlook. We have worked hard for many years to position our portfolio to benefit from the type of market in which we now find ourselves. We are optimistic that we will continue to see strong occupancy and good growth in rental rates at our apartment communities for the next few quarters.

         We provide the following supplemental consolidating information, in response to requests from members of the investment community, for use in comparing our operating results for 2006 and 2005:



                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)        (000's)     (000's)       (000's)          (000's)

Operating Results - 3 months ended June 30:
Revenues:
Apartment rental income                $  19,697    $       -     $  1,995     $  17,702        $  15,218
Restaurant rental income                     957            -            -           957              957
Management fee income                          8         (100)           -           107              103
Casualty gains                                 -            -            -             -                -
Interest and other income                     47          (43)           1            89               59
                                      ------------- ----------- ------------- -------------    -------------
                                          20,709         (143)       1,996        18,855           16,337
Expenses:
Apartment operations                       7,561         (100)         820         6,841            5,977
Administration expenses                    1,691            -            -         1,691            1,375
Interest                                   6,677          (43)         682         6,038            5,024
Penalties paid at debt refinance               -            -            -             -                -
Depreciation                               4,785            -          394         4,391            3,872
Amortization,  loan costs                    130            -           15           115               95
Write-off of unamortized loan costs
   at debt refinance                           -            -            -             -               63
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                            90            -           90             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          20,934         (143)       2,001        19,076           16,407
                                      ------------- ----------- ------------- -------------    -------------
Loss from continuing operations             (225)           -           (4)         (220)             (70)
Income from
   discontinued operations                     -            -            -             -               35
                                      ------------- ----------- ------------- -------------    -------------
Loss before minority interests              (225)   $       -     $     (4)    $    (220)       $     (35)
                                                    =========== ============= =============    =============
Minority interests -
 - Consolidated limited partnerships
                                               -
 - Operating partnership                      45
                                      -------------
Net loss                               $    (180)
                                      =============

Loss before minority interests         $    (225)   $       -     $     (4)    $    (220)       $
                                                                                                      (35)
Casualty gains                                 -            -            -             -                -
Cumulative preferred dividend                  -            -            -             -             (250)
Amortization, lease intangible                44            -            -            44               74
Depreciation                               4,785            -          394         4,391            3,872
Depreciation related to
   discontinued operations                     -            -            -             -               87
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                            90            -           90             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           4,694            -          480         4,215            3,748
Minority interest in FFO of
   consolidated limited partnerships
                                            (216)           -         (216)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(2)               $   4,478    $       -     $    264     $   4,215        $   3,748
                                      ============= =========== ============= =============    =============



                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                         (000's)      (000's)      (000's)       (000's)          (000's)

Operating Results - 6 months ended June 30:
Revenues:
Apartment rental income                $  38,698    $       -     $  3,974     $  34,724        $  27,691
Restaurant rental income                   1,915            -            -         1,915            1,915
Management fee income                         17         (200)           -           217              277
Casualty gains                               113            -            -           113                -
Interest and other income                    107          (85)           4           188              302
                                      ------------- ----------- ------------- -------------    -------------
                                          40,849         (285)       3,977        37,157           30,186
Expenses:
Apartment operations                      14,823         (200)       1,648        13,375           10,788
Administration expenses                    3,621            -            -         3,621            2,934
Interest                                  12,943          (85)       1,351        11,677            9,116
Penalties paid at debt refinance               -            -            -             -                -
Depreciation                               9,508            -          788         8,720            6,964
Amortization,  loan costs                    266            -           30           237              186
Write-off of unamortized loan costs
   at debt refinance                           -            -            -             -               63
Deficit distributions to minority
   partners of consolidated limited
   partnerships(2)                           180            -          180             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          41,341         (285)       3,996        37,630           30,052
                                      ------------- ----------- ------------- -------------    -------------
Loss from continuing operations             (492)           -          (19)         (472)             134
Income from
   discontinued operations                     -            -            -             -               65
                                      ------------- ----------- ------------- -------------    -------------
Loss before minority interests              (492)   $       -     $    (19)    $    (472)       $     199
                                                    =========== ============= =============    =============
Minority interests -
 - Consolidated limited partnerships
                                               -
 - Operating partnership                      97
                                      -------------
Net loss                               $    (394)
                                      =============

Loss before minority interests         $    (492)   $       -     $    (19)    $    (472)       $     199
Casualty gains                              (113)           -            -          (113)               -
Cumulative preferred dividend                  -            -            -             -             (500)
Amortization, lease intangible               110            -            -           110               74
Depreciation                               9,508            -          788         8,720            6,964
Depreciation related to
   discontinued operations                     -            -            -             -              171
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                           180            -          180             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           9,193            -          949         8,245            6,908
Minority interest in FFO of
   consolidated limited partnerships
                                            (435)           -         (435)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(2)               $   8,759    $       -     $    514     $   8,245        $   6,908
                                      ============= =========== ============= =============    =============





                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                         (000's)      (000's)      (000's)       (000's)          (000's)

Balance Sheet at June 30, 2006, compared to December 31, 2005:
Real estate investments                $ 515,291    $       -     $ 41,873     $ 473,419        $ 467,253
Cash and cash equivalents                  3,536            -          552         2,985            2,306
Prepaid expenses and
   other assets                            9,599        4,545          794         4,261            2,938
Deferred financing costs, net              2,550            -          421         2,129            1,930
Intangible assets, net                     1,145            -            -         1,145            1,240
                                      ------------- ----------- ------------- -------------    -------------
                                       $ 532,122    $   4,545     $ 43,639     $ 483,939        $ 475,668
                                      ============= =========== ============= =============    =============

Notes payable                          $ 447,524    $  (2,367)    $ 50,097     $ 399,795        $ 388,576
Accounts payable and
   accrued expenses                        3,977          (20)         266         3,732            1,332
Accrued interest                           1,933            -          204         1,729            1,141
Consideration due for acquisitions
                                               -            -            -             -            1,000
Deferred revenue and
   security deposits                       2,413            -           24         2,389            1,982
                                      ------------- ----------- ------------- -------------    -------------
                                         455,847       (2,388)      50,591       407,644          394,031
Minority interests -
- Consolidated limited partnerships
                                               -            -            -             -                -
- Operating partnership                   20,848            -            -        20,848           21,207
Shareholders' equity                      55,427        6,932       (6,952)       55,446           60,429
                                      ------------- ----------- ------------- -------------    -------------
                                       $ 532,122    $   4,545     $ 43,639     $ 483,939        $ 475,668
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

Discontinued operations

         We sold an apartment community in October 2005, and we present the results of operations of this apartment community as discontinued operations in our comparative statement of operations for 2005. Unless noted otherwise, the following discussion of operating results relates to our continuing operations.

Revenues

         Total revenues in the second quarter of 2006 were $20.7 million, compared to $18.2 million in the second quarter of 2005. Total revenues in the first six months of 2006 were $40.8 million, compared to $33.2 million in the first six months of 2005. These increases are primarily attributable to increases in apartment rental income.

         Apartment rental income totaled $19.7 million in the second quarter of 2006, an increase of $2.5 million, or 14.7%, compared to the second quarter of 2005. Apartment rental income in the first six months of 2006 totaled $38.7 million, an increase of $7.8 million, or 25.2%, compared to the first six months of 2005. These increases are attributable to:

o Apartment acquisitions - New communities contributed $4.5 million in the second quarter and $8.6 million in the first six months of 2006, compared to $2.6 million in the second quarter and first six months of 2005. During 2005 we acquired eight new properties, which we operate as seven apartment communities; we acquired the first four of these properties on March 31, 2005. We acquired an additional apartment property in April 2006.

o        Apartment communities that we consolidated effective late January 2005
         - These three partial-interest communities generated $2.0 million in the second quarter and $4.0 million in the first six months of 2006, compared to $2.0 million in the second quarter and $3.2 million in February through June 2005.

o Revenue increases at "same-units" communities - These communities generated $13.2 million in the second quarter and $26.1 million in the first six months of 2006, compared to $12.6 million in the second quarter and $25.1 million in the first six months of 2005.

         On a "same-units" basis (the 23 apartment communities that we owned as of both January 1, 2005 and 2006), apartment rental income increased by 4.7% in the second quarter of 2006, and 4.4% in the first six months of 2006, compared to the same periods in 2005. These increases are primarily attributable to improvements in rental rates.

         On a same-units basis, apartment NOI (apartment rental income less apartment operating expenses) for the second quarter of 2006 increased by 5.7% compared to the second quarter of 2005. Same-units apartment NOI for the first six months of 2006 increased by 5.0% compared to the first six months of 2005.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the second quarter and first six months of 2006 follow:

                                                            Three months ended           Six months ended
                                                              June 30, 2006               June 30, 2006
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ----------     ----------- -----------
Owned apartment communities:
Same-units communities:
   Abbington Place                                360           92.4%    $   789           93.0%     $   788
   Allerton Place                                 228           97.3%        859           96.0%         842
   Barrington Place                               348           95.6%        821           94.0%         803
   Brookford Place                                108           97.4%        702           96.5%         701
   Carriage Club                                  268           95.8%        791           96.4%         795
   Chason Ridge                                   252           96.4%        777           97.3%         775
   Fairington                                     250           94.5%        787           94.8%         776
   Latitudes                                      448           94.8%      1,025           94.9%       1,009



                                                            Three months ended           Six months ended
                                                              June 30, 2006               June 30, 2006
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ----------     ----------- -----------




   Madison Hall                                   128           92.6%        646           92.8%         634
   Mallard Creek 1                                184           92.6%        666           93.3%         660
   Mallard Creek 2                                288           94.8%        833           94.7%         827
   Marina Shores Waterfront                       290           94.2%        902           94.4%         865
   Oakbrook                                       162           95.1%        732           95.9%         733
   Oak Hollow 1                                   222           97.8%        636           97.4%         628
   Oak Hollow 2                                   240           95.0%        623           94.0%         617
   Paces Commons                                  336           95.8%        707           95.0%         690
   Paces Village                                  198           94.5%        716           94.6%         708
   Pelham                                         144           95.1%        620           96.3%         615
   Pepperstone                                    108           94.3%        713           94.8%         710
   Savannah Place                                 172           95.2%        736           96.4%         729
   Southpoint                                     192           93.2%        718           95.1%         705
   Summerlyn Place                                140           93.4%        882           95.2%         877
   Waterford Place                                240           96.3%        917           94.7%         917
   Woods Edge                                     264           93.0%        715           95.3%         705
   Wind River                                     346           96.1%        856           95.1%         842

Acquired in 2005:
   Canterbury                                     630           98.0%        668           97.1%         653
   Hamptons                                       232           95.2%        765           95.5%         758
   Laurel Springs 1                               240           90.3%        628           91.8%         623
   Laurel Springs 2                                96           83.1%        833           84.6%         825
   Paces Watch                                    232           97.8%        884           97.4%         877
   Salem Ridge                                    120           93.8%        560           95.2%         548
   Timbers                                        240           92.8%        898           91.7%         903
   Waverly Place                                  240           96.8%        695           95.3%         695

Acquired in 2006:
   Chapel Hill                                    144           89.3%        752           89.3%         752

All apartments
   - 2006                                       8,090           94.9%        773           94.9%         764
   - 2005                                       7,474           95.5%        732           94.9%         710

Same units                                      5,916
   - 2006                                                       95.0%        788           95.0%         778
   - 2005                                                       95.2%        750           94.9%         747

Consolidated limited partnerships:
Marina Shores                                     392           95.0%      1,232           95.2%       1,209
Villages of Chapel Hill                           264           95.9%        669           97.4%         673
Villages - Phase 5                                 57           97.6%        758           98.1%         780

         Restaurant rental income was $957,000 in the second quarters of both 2006 and 2005, and $1.9 million in the first six months of both 2006 and 2005. We received the minimum rent specified in the lease agreement in all periods. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

Expenses

         Total expenses were $20.9 million in the second quarter of 2006, compared to $18.8 million in the second quarter of 2005. Total expenses were $41.3 million in the first six months of 2006, compared to $41.2 million in the first six months of 2005. The 2006 amounts reflect significant increases in both operating and financing expenses attributable to growth in the size of our apartment operations; however, 2005 amounts include charges related to loan refinance transactions as well as one-time distributions to a minority partner from refinance proceeds totaling $7.6 million.

         Apartment operations expense (the direct costs of on-site operations at owned and consolidated apartment communities) totaled $7.6 million in the second quarter of 2006, an increase of $0.9 million, or 13.2%, compared to the second quarter of 2005. Apartment operations expense in the first six months of 2006 totaled $14.8 million, an increase of $2.9 million, or 24.0%, compared to the fist six months of 2005. These increases are primarily attributable to:

o Apartment acquisitions - Costs at new communities totaled $1.7 million in the second quarter and $3.3 million in the first six months of 2006, compared to $1.0 million in the second quarter and first six months of 2005. During 2005 we acquired eight new properties, which we operate as seven apartment communities; we acquired the first four of these properties on March 31, 2005. We acquired an additional apartment property in April 2006.

o        Apartment communities that we consolidated effective late January 2005
         - Costs at these three partial-interest communities totaled $0.7 million in the second quarter and $1.4 million in the first six months of 2006, compared to $0.7 million in the second quarter and $1.2 million in February through June 2005.

         On a same-units basis, apartment operations expense increased by 3.1% in the second quarter of 2006, and 3.4% in the first six months of 2006, compared to the same periods in 2005, due to expected increases in various operating costs.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting, and support of our apartment management activities) totaled $0.9 million in the second quarter of 2006, a 20.0% increase compared to the second quarter of 2005. Apartment administration expense in the first six months of 2006 totaled $1.8 million, a 27.1% increase compared to the first six months of 2005. These increases are primarily attributable to additional corporate support and operations staff and computer system costs.

         Corporate administration expense totaled $0.8 million in the second quarter of 2006, a 26.6% increase compared to the second quarter of 2005. Corporate administration expense in the first six months of 2006 totaled $1.8 million, a 20.0% increase compared to the first six months of 2005. This increase is primarily attributable to executive compensation costs, including $171,000 in charges for service cost related to nonvested common stock issued in August 2005.

         Interest expense totaled $6.7 million in the second quarter of 2006, an increase of $1.0 million, or 17.8%, compared to the second quarter of 2005. Interest expense in the first six months of 2006 totaled $12.9 million, an increase of $2.8 million, or 27.2%, compared to the first six months of 2005. These increases are primarily attributable to new debt issued in conjunction with apartment acquisitions, along with the impact of consolidating three limited partnerships for six full months in 2006 (compared to only 5 months in 2005). Overall, weighted average interest rates were 6.0% in the second quarter of 2006 and 5.9% in the first six months of 2006, compared to 5.8% for comparable periods in 2005. The increase in these interest rate measurements reflects the impact of increases in variable interest rates over the last 18 months.

         Depreciation expense totaled $4.8 million in the second quarter of 2006, an increase of $0.7 million, or 16.9%, compared to the second quarter of 2005. Depreciation expense in the first six months of 2006 totaled $9.5 million, an increase of $2.0 million, or 26.0%, compared to the first six months of 2005. These increases are primarily attributable to apartment acquisitions in 2005 and 2006.

         We reflect the unaffiliated partners' interests in Marina Shores Associates One, Limited Partnership ("Marina Shores Partnership"), The Villages of Chapel Hill Limited Partnership ("Villages Partnership"), and The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages Phase 5 Partnership") as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost to the operating partnership. We report this charge in our consolidated statements of operations as deficit distributions to minority partners. We recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $90,000 in the second quarter of 2006, compared to $0.8 million in the second quarter of 2005. We recorded such charges for deficit distributions in the first six months of 2006 totaling $180,000, compared to $7.6 million in the first six months of 2005. We currently expect that the Marina Shores Partnership will continue to make regular distributions of approximately $360,000 per year each to the limited partner and our operating partnership.

Net Income

         Consolidated earnings from continuing operations before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance) and before the charge for deficit distributions to a minority partner totaled $4.8 million in the second quarter of 2006, an increase of $0.3 million, or 7.7%, compared to the second quarter of 2005. Consolidated earnings from continuing operations before non-cash charges and before charges for deficit distributions to a minority partner totaled $9.5 million in the first six months of 2006, an increase of $1.8 million, or 24.2%, compared to the first six months of 2005. These increases reflect the impact of new apartment communities and improvements in apartment revenues. In addition, the comparable amounts for 2005 include a first quarter charge of $0.5 million for penalties paid in conjunction with a refinance transaction for one of the consolidated limited partnerships.

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

         Minority interests absorbed $45,000 of the consolidated losses from continuing operations in the second quarter, and $97,000 in the first six months, of 2006. Comparable amounts for loss attributed to minority interests in 2005 were $193,000 for the second quarter and $1.6 million for the first six months of 2005. After allocating those losses to minority interests, the net loss from continuing operations was $0.2 million in the second quarter and $0.4 million in the first six months of 2006, compared to $0.4 million in the second quarter and $6.4 million in the first six months of 2005.

         Amounts for discontinued operations reflect the operating results of Savannah Shores Apartments, which we sold in October 2005. Income from discontinued operations, net of the operating partnership minority interest, totaled $27,000 in the second quarter and $52,000 in the first six months of 2005.

         In November 2005, we redeemed all of the outstanding shares of preferred stock in exchange for shares of our common stock. Because the preferred shareholder had priority over common shareholders for receipt of dividends prior to this conversion, we deducted the amount of net income to be paid to the preferred shareholder, $250,000 for the second quarter and $500,000 for the first six months, in calculating net income available to common shareholders for 2005.

         The net loss attributed to common shareholders was $0.2 million in the second quarter and $0.4 million in the first six months of 2006. Comparable amounts for 2005 were $0.7 million in the second quarter and $6.9 million in the first six months.

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

         Funds from operations totaled $4.5 million in the second quarter of 2006, an increase of $0.5 million, or 12.2%, compared to the second quarter of 2005. Funds from operations in the first six months of 2006 totaled $8.8 million, an increase of $1.4 million, or 19.8%, compared to the first six months of 2005. These comparisons reflect the positive impact of apartment additions and the improvement in apartment operating results.

         Funds available for distribution totaled $3.6 million in the second quarter of 2006, an increase of $0.3 million, or 9.6%, compared to the second quarter of 2005. Funds available for distribution for the first six months of 2006 totaled $7.5 million, an increase of $1.1 million, or 19.2%, compared to the first six months of 2005. The disparity between comparisons of FFO and FAD against prior year periods arises from the impact of timing of recurring capital expenditures, which we deduct in our measurement of FAD. Recurring capital expenditures include operating replacements such as floor coverings, appliances and HVAC, as well as expenditures for capital replacements such as roofs and exterior paint.

         We calculated FFO of the operating partnership as follows:

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net loss                                       $    (180)       $   (409)       $   (394)      $  (6,379)
Loss attributed to minority interests                (45)           (186)            (97)         (1,543)
Cumulative preferred dividend                          -            (250)              -            (500)
Casualty gains                                         -               -            (113)              -
Amortization of
  in-place lease intangibles                          44              74             110              74
Depreciation, continuing operations                4,785           4,092           9,508           7,545
Depreciation related to
  discontinued operations                              -              87               -             171
Deficit distributions to minority partners
  of consolidated limited partnerships(1)
                                                      90             800             180           7,621
Minority interest in FFO of consolidated
  limited partnerships                              (216)           (219)           (435)            321
                                             --------------- --------------- --------------- ---------------
Funds from operations                          $   4,478        $  3,990        $  8,759       $   7,310
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

         A reconciliation of net cash provided by operating activities (as defined by GAAP and reflected in our consolidated statements of cash flows) to FAD follows:

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by
  operating activities                          $  4,984        $  4,385       $  10,443        $  7,062
Cumulative preferred dividend                          -            (250)              -            (500)
Recurring capital expenditures                    (1,276)           (850)         (1,941)         (1,308)
Change in net operating
  assets and liabilities                            (120)            209            (904)            801
Minority interest in consolidated limited
  partnerships' share of reconciling items            51            (176)           (135)            207
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                $  3,638        $  3,318       $   7,464        $  6,262
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by (used in):
  Operating activities                         $   4,984       $   4,385       $  10,443       $   7,062
  Investing activities                           (12,696)        (37,721)        (14,265)        (39,395)
  Financing activities                             8,560          33,290           4,247          34,518


                                                   Three months ended               Six months ended
                                                        June 30                         June 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Dividends and distributions paid to:
  Preferred shareholders                       $       -       $     250       $       -       $     500
  Common shareholders                              2,706           2,308           5,407           4,580
  Minority partners in consolidated
     limited partnerships                             90             800             180           7,621
  Minority unitholders in operating
     partnership                                     659             450           1,311             916
Scheduled debt principal payments                  1,154             584           1,921           1,034
Non-recurring capital expenditures                 2,383           1,962           4,210           2,795

Weighted average shares outstanding during the period:
  Preferred shares                                     -             909               -             909
  Common shares                                   10,418           9,239          10,407           9,111
  Operating partnership
     minority units                                2,609           2,408           2,572           2,141

Shares and units outstanding at end of period:
  Preferred B shares                                                                   -             909
  Common shares                                                                   10,429           9,245
  Operating partnership
     minority units                                                                2,609           2,408

Capital Resources and Liquidity

         Net cash flows from operating activities totaled $5.0 million in the second quarter of 2006, compared to $4.4 million in the second quarter of 2005. Net cash flows from operating activities in the first six months of 2006 totaled $10.4 million, compared to $7.1 million in the first six months of 2005. The increase in comparative amounts reflects the growth in size of our apartment operations, along with fluctuations in timing of payments for operating assets and liabilities. In addition, cash flows from operating activities in the first quarter of 2005 included $0.5 million for penalties paid at refinance by a consolidated limited partnership.

         In April 2006, we acquired the Sterling Bluff Apartments, a 144-unit apartment property located in Carrboro, North Carolina, for a contract purchase price of $9.4 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We operate the apartment community as Bridges at Chapel Hill Apartments.

         In May 2006, we issued a $7.3 million fixed-rate note payable, secured by a deed of trust and assignment of rents of Bridges at Chapel Hill Apartments. The loan provides for interest at 6.22% (6.3% effective rate), with interest-only monthly payments through June 2012, then installments of principal and interest of $45,000 per month, and a balloon payment of $7.0 million in June 2016. We applied proceeds of this loan to reduce our revolving line of credit.

         In early July 2006, we acquired the Quail Hollow Apartments, a 90-unit apartment property located in Charlotte, North Carolina, for a contract purchase price of $5.1 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We plan to operate the apartment community as Bridges at Quail Hollow Apartments.

         Other investing and financing activities focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.26 per share, or approximately $2.7 million, on August 15, 2006, to shareholders of record of our common stock as of August 1, 2006. We expect to pay regular quarterly distributions totaling approximately $0.7 million to operating partnership minority unitholders on the same date.

         In June 2006, we entered into an exchange agreement with Laurel Springs III, LLC and its members, pursuant to which we will acquire the Laurel Springs Phase 3 Apartments, a 168-unit apartment property that is adjacent to our Laurel Springs community. The purchase price for the property will be $11.7 million, consisting of the assumption or refinancing of approximately $10.1 million of debt and $1.6 million to be paid in operating partnership units with an imputed value of $16.70 per unit. Under the terms of the exchange agreement, we will complete the acquisition no later than January 2007, and we will issue one-half of the operating partnership units (approximately 47,000 units) in July 2007 and one-half in July 2008.

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

Impairment of long-lived assets

         We evaluate our real estate assets when significant adverse changes in operations or economic conditions occur in order to assess whether any impairment indicators are present that affect the recovery of the recorded values. If we considered any real estate assets to be impaired as defined by GAAP, we would record a loss to reduce the carrying value of the property to its estimated fair value. To date, there have been no such circumstances, and we consider none of our assets to be impaired.

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

         A summary of capital expenditures for our owned apartment communities during the first six months of 2006, in aggregate and per apartment unit, follows:

                                                                          Total               Per unit
                                                                   --------------------- --------------------
                                                                         (000's)
Recurring capital expenditures:
   Floor coverings                                                       $     594                $   74
   Appliances/HVAC                                                             267                    33
   Computer/support equipment                                                   93                    12
   Other                                                                       614                    77
                                                                   --------------------- --------------------
                                                                         $   1,568                $  196
                                                                   ===================== ====================

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties                      $   2,061
   Casualty replacements                                                     1,323
   Additions and betterments at apartment properties                           479
   Computer/support equipment                                                  104
                                                                   ---------------------
                                                                         $   3,967
                                                                   =====================

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during the first six months of 2006 totaled $4.9 million, including $1.8 million in compensation of service staff and $3.1 million in payments for material and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         All of our long-term debt is secured by real estate investments. As of June 30, 2006, long-term debt, on a consolidated basis, totaled $447.5 million, including $388.9 million of notes payable at fixed rates ranging from 5.0% to 7.4%, and $58.6 million at variable rates indexed primarily on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at June 30, 2006, was 6.0%, compared to 5.9% at March 31, 2006 and 5.8% at December 31, 2005. This trend is primarily attributable to steady increases in variable interest rates. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $0.6 million.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of June 30, 2006.



                             Expected maturity dates
                             2006        2007        2008        2009        2010       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
                        (all dollar amounts in thousands)

For owned properties:
Fixed rate notes           $ 1,057     $ 2,254     $41,946     $31,247     $20,919    $243,768    $341,191
   Average interest rate       5.9%        5.9%        6.5%        5.3%        6.8%        5.7%        5.8%

Variable rate notes        $ 2,207     $ 9,177     $28,595     $18,625           -    $      -    $ 58,604
   Average interest rate       7.4%        7.3%        7.2%        7.2%                                7.2%

For consolidated limited partnerships:

Fixed rate notes (1)       $   312     $   664     $   698     $   743     $   786    $ 43,594    $ 46,796
   Average interest rate       5.7%        5.7%        5.7%        5.7%        5.7%        5.8%        5.8%

(1) Amounts do not include $0.9 million debt premium to adjust one loan to fair value in consolidation.

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

         Based on our most recent evaluation, which was completed as of the end of the second quarter of 2006, our chairman, chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting identified in connection with our second quarter 2006 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on May 18, 2006. Of the 10,407,448 shares of common stock issued, outstanding, and entitled to vote at this meeting, 9,353,568 shares, or 89.9%, were present in person or by proxy. The following proposal was approved:

                                                                                  Withheld/       Broker
                                                      For          Against        Abstained      Non-votes
                                                 -------------- --------------- -------------- --------------

Election of directors to serve until the 2009 annual meeting:
     W. Michael Gilley                             7,949,511             -0-      1,404,057             -0-
     Peter J. Weidhorn                             8,308,455             -0-      1,045,113             -0-


         Other directors, whose terms of office as directors continue after the meeting, are as follows:

Serving until the 2007 annual meeting:
     Philip S. Payne
     Stephen R. Blank

     Serving until the 2008 annual meeting:
     D. Scott Wilkerson
     Paul G. Chrysson

Item 5.  Other Information

Re-appointment of officers

         The Board of Directors re-appointed the following executive officers effective May 18, 2006:

Philip S. Payne                  Chairman
D. Scott Wilkerson               President and Chief Executive Officer
Pamela B. Bruno                  Vice President, Treasurer, Chief Financial
                                 Officer, and Assistant Secretary
Eric S. Rohm                     Vice President, Secretary, and General Counsel

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

                                         BNP RESIDENTIAL PROPERTIES, INC.
                                         (Registrant)




August 1, 2006                                /s/ Philip S. Payne
                                         -------------------------------------
                                         Philip S. Payne
                                         Chairman



August 1, 2006                                /s/ Pamela B. Bruno
                                         -------------------------------------
                                         Pamela B. Bruno
                                         Vice President, Treasurer and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.
                                                                                                     Page
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chairman                                        35
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer                         36
    31.3      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer                         37
    32.1      Section 1350 Certification by Chairman, Chief Executive Officer, and Chief Financial      38
              Officer
