Form 10-Q
period 2006-09-30
BNP RESIDENTIAL PROPERTIES INC
filed 2006-11-06
CIK 812150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). _ Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 25, 2006 (the latest practicable date).

Common Stock, $.01 par value                    10,468,177
(Class)                                         (Number of shares)




                                                        Exhibit index:  35

                                TABLE OF CONTENTS


Item No.                                                                Page No.

          PART I - Financial Information (Unaudited)

    1     Financial Statements                                                3
    2     Management's Discussion and Analysis of Financial Condition        14
          and Results of Operations
    3     Quantitative and Qualitative Disclosures                           32
          About Market Risk
    4     Controls and Procedures                                            32

          PART II - Other Information

    6     Exhibits                                                           33

          Signatures                                                         34

PART I - Financial Information

Item 1.  Financial Statements.

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Balance Sheets
(all amounts in thousands except share amounts)

                                                                         September 30        December 31
                                                                             2006               2005
                                                                       ------------------ ------------------
                                                                          (Unaudited)
Assets
Real estate investments at cost:
   Apartment properties                                                     $  580,394           $ 559,560
   Restaurant properties                                                        37,405              37,405
                                                                       ------------------ ------------------
                                                                               617,800             596,965
   Less accumulated depreciation                                              (100,692)            (87,668)
                                                                       ------------------ ------------------
                                                                               517,108             509,297
Cash and cash equivalents                                                        2,533               3,111
Prepaid expenses and other assets                                               11,392               8,034
Deferred financing costs, net                                                    2,438               2,380
Intangible assets, net                                                           1,126               1,240
                                                                       ------------------ ------------------
         Total assets                                                       $  534,597           $ 524,063
                                                                       ================== ==================

Liabilities and Shareholders' Equity
Deed of trust and other notes payable                                       $  453,623           $ 436,712
Accounts payable and accrued expenses                                            5,058               1,419
Accrued interest on notes payable                                                1,923               1,345
Consideration due for completed acquisitions                                         -               1,000
Deferred revenue and security deposits                                           2,405               1,950
                                                                       ------------------ ------------------
      Total liabilities                                                        463,008             442,426

Minority interest in operating partnership                                      19,846              21,207

Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 10,468,177 shares
   (205,000 nonvested) issued and outstanding at
  September 30, 2006; 10,385,890 shares (200,000 nonvested) issued
  and outstanding at December 31, 2005                                             103                 102
Additional paid-in capital                                                     123,644             122,516
Dividend distributions in excess of net income                                 (72,005)            (62,189)
                                                                       ------------------ ------------------
      Total shareholders' equity                                                51,742              60,429
                                                                       ------------------ ------------------
         Total liabilities and shareholders' equity                         $  534,597           $ 524,063
                                                                       ================== ==================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Operations - Unaudited
(all amounts in thousands except per share amounts)

                                                      Three months ended            Nine months ended
                                                         September 30                  September 30
                                                      2006          2005           2006            2005
                                                  ------------- ------------- --------------- ---------------
Revenues
Apartment rental income                            $  20,313     $  17,701       $  59,011       $  48,619
Restaurant rental income                                 957           957           2,872           2,872
Interest and other income                                 48           234             285             602
                                                  ------------- ------------- --------------- ---------------
                                                      21,319        18,892          62,168          52,093
Expenses
Apartment operations                                   7,965         7,079          22,788          19,031
Apartment administration                                 943           799           2,737           2,210
Corporate administration                                 730           683           2,557           2,205
Interest                                               6,732         6,034          19,675          16,211
Penalties paid at debt refinance                           -             -               -             519
Depreciation                                           5,052         4,534          14,560          12,079
Amortization of deferred loan costs                      132           112             398             330
Write-off of unamortized
   loan costs at debt refinance                            -             -               -             223
Deficit distributions to minority partners                90           150             270           7,771
Costs related to merger transaction                    1,296             -           1,296               -
                                                  ------------- ------------- --------------- ---------------
                                                      22,941        19,392          64,282          60,580
                                                  ------------- ------------- --------------- ---------------
                                                      (1,622)         (500)         (2,113)         (8,487)
Loss attributed to minority interests
   - Consolidated limited partnerships                     -           191               -             267
   - Operating partnership                               324           114             421           1,594
                                                  ------------- ------------- --------------- ---------------
Loss from continuing operations                       (1,298)         (195)         (1,692)         (6,626)

Discontinued operations:
Income from discontinued operations                        -            56               -             121
(Income) attributed to minority interests                  -           (12)              -             (24)
                                                  ------------- ------------- --------------- ---------------
Income from discontinued operations, net                   -            45               -              97

                                                  ------------- ------------- --------------- ---------------
Net loss                                              (1,298)         (150)         (1,692)         (6,529)
Less cumulative preferred dividend                         -          (250)              -            (750)
                                                  ------------- ------------- --------------- ---------------
Loss attributed to common shareholders             $  (1,298)    $    (400)      $  (1,692)      $  (7,279)
                                                  ============= ============= =============== ===============

Weighted average
   common shares outstanding                          10,459         9,384          10,425           9,203

Earnings per common share - basic and diluted:
   Loss from
   - Continuing operations                         $   (0.13)    $   (0.01)      $  (0.17)       $   (0.72)
   - Discontinued operations                               -             -              -             0.01
   Net loss                                            (0.13)        (0.01)         (0.17)           (0.71)
   Loss attributed to common shareholders              (0.13)        (0.04)         (0.17)           (0.79)

Dividends declared per common share                $    0.26     $    0.25       $   0.78        $    0.75

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity - Unaudited
(all amounts in thousands)

                                                                                Dividend
                                                              Additional     distributions
                                       Common Stock            paid-in        in excess of
                                    Shares       Amount        capital         net income         Total
                                 ------------- ------------ --------------- ----------------- --------------
Balance December 31, 2005           10,386        $ 102       $ 122,516        $ (62,189)       $ 60,429
Common stock issued                     21            -             268                -             268
Service cost, nonvested common
   stock                                 -            -              86                -              86
Dividends paid - common                  -            -               -           (2,701)         (2,701)
Net loss, first quarter                  -            -               -             (214)           (214)
                                 ------------- ------------ --------------- ----------------- --------------
Balance March 31, 2006              10,407          102         122,869          (65,104)         57,867
Common stock issued                     22            -             360                -             360
Service cost, nonvested common
   stock                                 -            -              86                -              86
Dividends paid - common                  -            -               -           (2,706)         (2,706)
Net loss, second quarter                 -            -               -             (180)           (180)
                                 ------------- ------------ --------------- ----------------- --------------
Balance June 30, 2006               10,429          102         123,315          (67,990)         55,427
Common stock issued                     39            1             241                -             242
Service cost, nonvested common
   stock                                 -            -              88                -              88
Dividends paid - common                  -            -               -           (2,717)         (2,717)
Net loss, third quarter                  -            -               -           (1,298)         (1,298)
                                 ------------- ------------ --------------- ----------------- --------------
Balance September 30, 2006          10,468        $ 103       $ 123,644        $ (72,005)       $ 51,742
                                 ============= ============ =============== ================= ==============

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited
(all amounts in thousands)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2006             2005
                                                                          ----------------- ----------------
Operating activities:
Apartment rental receipts, net                                                  $  59,131         $  49,676
Restaurant rental receipts                                                          2,872             2,872
Interest and other income receipts                                                    172               451
Operating and administrative expense payments                                     (28,236)          (24,624)
Interest payments                                                                 (19,235)          (16,497)
Penalties paid at debt refinance                                                        -              (519)
Payment of costs related to merger transaction                                     (1,296)                -
                                                                         ----------------- ----------------
Net cash provided by operating activities                                          13,409            11,360

Investing activities:
Acquisitions of apartment properties                                              (14,411)          (35,576)
Acquisition of Boddie Investment Company, net of cash included in
   accounts of consolidated limited partnerships                                        -               368
Additions to apartment properties, net                                             (7,922)           (6,086)
Net release (funding) of lender reserves                                               77               (89)
Casualty proceeds                                                                   1,141               533
                                                                          ----------------- ----------------
Net cash used in investing activities                                             (21,115)          (40,851)

Financing activities:
Net proceeds from issuance of common stock                                            918             1,229
Distributions to minority partners in consolidated limited partnerships              (270)           (7,771)
Distributions to operating partnership minority unitholders                        (1,989)           (1,518)
Dividends paid to preferred shareholder                                                 -              (750)
Dividends paid to common shareholders                                              (8,123)           (6,942)
Proceeds from notes payable                                                        26,925            95,938
Principal payments on notes payable                                                (9,877)          (47,552)
Deposits for pending financing transactions                                             -              (600)
Payment of deferred financing costs                                                  (455)             (963)
                                                                          ----------------- ----------------
Net cash provided by financing activities                                           7,128            31,071
                                                                          ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                                 (578)            1,580
Cash and cash equivalents at beginning of period                                    3,111               517
                                                                          ----------------- ----------------

Cash and cash equivalents at end of period                                      $   2,533         $   2,097
                                                                          ================= ================

                                                                    (continued)

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows - Unaudited - continued
(all amounts in thousands)

                                                                                  Nine months ended
                                                                                    September 30
                                                                                2006             2005
                                                                          ----------------- ----------------
Reconciliation of net loss to
   net cash provided by operating activities:
Net loss                                                                        $  (1,692)        $  (6,529)
Amortization of intangible for in-place leases at acquisitions                        133               136
Casualty gains                                                                       (113)             (168)
Amortization of debt premium                                                         (138)             (122)
Depreciation and amortization of deferred loan costs                               14,958            12,409
Depreciation and amortization, discontinued operations                                  -               268
Write off of unamortized loan costs at debt refinancing                                 -               223
Deficit distributions to minority partners in
   consolidated limited partnerships                                                  270             7,771
Minority interest in consolidated limited partnerships                                  -              (267)
Minority interest in operating partnership                                           (421)           (1,570)
Service cost related to nonvested common stock                                        260                 -
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                               (3,836)           (3,633)
   Accounts payable and accrued expenses                                            4,147             3,202
   Deferred revenue, prepaid rent and security deposits                              (158)             (361)
                                                                          ----------------- ----------------
Net cash provided by operating activities                                       $  13,409         $  11,360
                                                                          ================= ================

See accompanying notes

BNP RESIDENTIAL PROPERTIES, INC.
-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements - September 30, 2006
(Unaudited)

Note 1.  Interim financial statements

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim financial statements do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of BNP Residential Properties, Inc. for the year ended December 31, 2005. You should read these financial statements in conjunction with our 2005 Annual Report on Form 10-K. When we use the terms "we," "us," or "our," we mean BNP Residential Properties, Inc. and all entities included in our consolidated financial statements. We believe that we have included all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

We have reclassified certain amounts in our prior period consolidated financial statements and notes to conform to the current period presentation.

Note 2.  Basis of presentation

These consolidated financial statements include the accounts of BNP Residential Properties, Inc. ("BNP," or the "company") and BNP Residential Properties Limited Partnership (the "operating partnership"). The company is the general partner and owns a majority interest in the operating partnership.

The consolidated financial statements also include the accounts of three real estate limited partnerships (the "limited partnerships") in which we have general partner interests. The assets of consolidated limited partnerships controlled by the operating partnership generally are not available to pay creditors of the company or the operating partnership.

Amounts for discontinued operations reflect the operating results for an apartment property that we sold in the fourth quarter of 2005.

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

Nonvested common stock
Effective August 1, 2005, the Board of Directors granted and issued 200,000 restricted shares of the company's common stock to four of our executive officers. All of the shares were unvested on the grant date, and vest 10% per year beginning July 1, 2006, and on each July 1 thereafter until fully vested. Once vested, the shares will be fully transferable without restriction. All shares carry dividend and voting rights. Because grantees fully participate in dividends, the fair value of the nonvested shares is equal to the market value at the grant date, $15.70 per share, or a total of $3,140,000. Because the grantee group is limited to four key executives, we estimate that 100% of these shares will vest. We recognize the cost of these awards on a straight-line basis for each annual vesting period ending June 30 through 2015.

During July and August 2006, the Board of Directors granted and issued 25,000 total additional restricted shares of the company's common stock to three additional employees. All of these shares were unvested on the grant dates, and vest 10% per year beginning July 2007. Once vested, these shares will be fully transferable without restriction. All shares carry dividend and voting rights. The fair value of these nonvested shares totals $426,000, and we estimate that 100% of these shares will vest. We recognize the cost of these awards on a straight-line basis for each annual vesting period.

During the three and nine months ended September 30, 2006, we recorded service cost related to nonvested common stock totaling $89,000 and $260,000, respectively, included in apartment and corporate administration expenses in our statement of operations and as an increase to additional paid-in capital. As of September 30, 2006, unrecognized service cost related to nonvested common stock totaled $3.2 million.

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

During the first quarter of 2006, two employees exercised stock options for a total of 7,000 shares of common stock. Changes in outstanding stock options during the nine months ended September 30, 2006, were as follows:

                                                          Weighted Average
                                          Shares           Exercise Price
                                      ---------------- -----------------------

Beginning balance                         270,000              $ 12.08
Exercised                                  (7,000)               10.11
                                      ---------------- -----------------------
Ending balance                            263,000              $ 12.14
                                      ================ =======================
Exercisable at September 30, 2006         263,000              $ 12.14
                                      ================ =======================

Note 3.  Agreement and plan of merger

On August 31, 2006, BNP and the operating partnership entered into an agreement and plan of merger pursuant to which an affiliate of international investment and advisory firm Babcock & Brown Limited ("Babcock & Brown") will acquire BNP through the mergers of BNP and the operating partnership with merger subsidiaries of Babcock & Brown. On October 17, 2006, the parties amended and restated the original merger agreement primarily to modify provisions relating to the merger of the operating partnership.

Pursuant to the terms of the merger agreement as amended, each issued and outstanding share of common stock of BNP will be converted into the right to receive $24.00 in cash, without interest; common units in the operating partnership will remain common units in the surviving partnership unless the holder elects to receive cash or preferred units in the surviving partnership.

The merger agreement generally permits BNP to declare and pay regular quarterly cash distributions at a rate not to exceed $0.26 per share of common stock during the pendency of the mergers. In addition, immediately prior to the mergers, the merger agreement permits BNP to set a record date for and declare payable a special distribution. The aggregate amount of the special distribution would equal, for the period from the last day of the last quarter for which BNP paid a full quarterly dividend to the record date for the special distribution, net income excluding gains (losses) from sales of property and certain transaction fees and expenses relating to the mergers, plus depreciation and amortization, and after adjustments of unconsolidated partnerships and joint ventures, all as calculated as provided in the merger agreement; provided that the special distribution may not exceed $0.26 per share prorated for the number of days covered by the "stub" period.

The mergers and the transactions contemplated by the merger agreement have been approved by the board of directors of BNP on behalf of BNP, and on behalf of BNP as the sole general partner of the operating partnership. The mergers are subject to customary closing conditions, including the approval of the mergers by the holders of at least a majority of the outstanding common shares. The merger agreement contains no financing condition.

We intend to complete the mergers as soon as practicable following approval by our shareholders (for which we expect to schedule a special meeting in December
2006) and receipt of consents to the merger transactions, satisfactory to Babcock & Brown, from certain of our lenders. Accordingly, any delay in receiving such consents could result in a delay between the approval of the mergers and the effective date of the mergers until as late as June 30, 2007.

Upon termination of the merger agreement under certain specified circumstances, BNP may be required to pay the buyer a break-up fee of $12.5 million.

Immediately prior to closing of the mergers, our executive officers will receive payments from BNP totaling $8.4 million under their pre-existing employment agreements with BNP. In addition, all outstanding nonvested common stock held by employees of BNP will vest immediately before the merger and, as a result, all previously unrecognized service cost related to these shares will be recognized at that date.

In connection with the mergers, our executive officers have entered into revised definitive employment agreements, which become effective only if and when the mergers are effective, and which provide for each of their employment by the surviving company from the effective time of the mergers.

Note 4.  Acquisition and financing transactions

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

In July 2006, we acquired the Quail Hollow Apartments, a 90-unit apartment property located in Charlotte, North Carolina, for a contract price of $5.1 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We operate the apartment community as Bridges at Quail Hollow Apartments.

Note 5.  Shareholders' equity

During 2006, we have issued shares of our common stock as follows:

                                                                       Three months          Nine months
                                                                          ended                 ended
                                                                       September 30         September 30
                                                                   --------------------- --------------------
Dividend Reinvestment and Stock Purchase Plan                               14,423                46,287
Exercise of options by employees                                                 -                 7,000
Board of Directors compensation (1,000 shares to each of our
non-management Board members)                                                    -                 4,000
Grants of nonvested common stock                                            25,000                25,000
                                                                   --------------------- --------------------
                                                                            39,423                82,287
                                                                   ===================== ====================

We calculated basic and diluted earnings per common share using the following amounts (in thousands):

                                                    Three months ended               Nine months ended
                                                       September 30                    September 30
                                                   2006            2005            2006            2005
                                              --------------- --------------- --------------- ----------------
                                                  (000's)         (000's)         (000's)         (000's)
Numerators:
For per common share amounts -
   Net loss                                       $ (1,298)        $  (150)       $ (1,692)       $ (6,529)
   Cumulative preferred dividend                         -            (250)              -            (750)
                                              --------------- --------------- --------------- ----------------
   Loss attributed to common shareholders -
     basic and diluted                            $ (1,298)        $  (400)       $ (1,692)       $ (7,279)
                                              =============== =============== =============== ================

Denominators:
For per common share amounts -
   Weighted average
     common shares outstanding                      10,459           9,384          10,425           9,203
   Less weighted average nonvested common
     shares outstanding                               (203)           (133)           (201)            (45)
                                              --------------- --------------- --------------- ----------------
   Weighted average
     common shares - basic                          10,256           9,252          10,224           9,159

   Effect of potentially dilutive securities:
   Convertible operating
     partnership units (1)                               -               -               -               -
   Nonvested common shares (2)                           -               -               -               -
   Stock options (3)                                     -               -               -               -
                                              --------------- --------------- --------------- ----------------
For diluted earnings per share amounts - adjusted weighted average shares and assumed conversions
                                                    10,256           9,252          10,224           9,159
                                              =============== =============== =============== ================

(1) Including operating partnership units would serve to reduce the net loss per share, and they have been excluded from the calculation.
(2) Including nonvested common shares would serve to reduce the net loss per share, and they have been excluded from the calculation.
(3) We excluded options to purchase 263,000 shares of common stock at prices ranging from $9.25 to $13.125 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006. We also excluded options to purchase 270,000 shares of common stock at prices ranging from $9.25 to $13.125 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005. Inclusion of these options would reduce the net loss per share.

Note 6.  Commitments

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

Note 7.  Subsequent events

The Board of Directors declared a regular quarterly dividend of $0.26 per common share on October 16, 2006, payable on November 15, 2006, to shareholders of record as of November 1, 2006.

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

Company Profile

         BNP Residential Properties, Inc. is a self-administered and self-managed real estate investment trust with operations in North Carolina, South Carolina and Virginia. Our primary activity is the ownership and operation of apartment communities. As of September 30, 2006, we owned and managed 32 apartment communities containing 8,180 units, and served as general partner of limited partnerships that owned three properties with 713 units, which we also managed. In addition to our apartment communities, we own 40 restaurant properties that we lease on a triple-net basis to a restaurant operator.

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

         As of September 30, 2006, we had 10,468,177 shares of common stock outstanding. Our shares are listed on the American Stock Exchange and trade under the symbol "BNP." The operating partnership had an additional 2,608,693 operating partnership minority common units outstanding.

         Our executive offices are located at 301 South College Street, Suite 3850, Charlotte, North Carolina 28202-6024, telephone 704/944-0100.

Agreement and Plan of Merger

         On August 31, 2006, BNP and the operating partnership entered into an agreement and plan of merger pursuant to which an affiliate of international investment and advisory firm Babcock & Brown Limited ("Babcock & Brown") will acquire BNP through the mergers of BNP and the operating partnership with merger subsidiaries of Babcock & Brown. On October 17, 2006, the parties amended and restated the original merger agreement primarily to modify provisions relating to the merger of the operating partnership.

         Pursuant to the terms of the merger agreement as amended, each issued and outstanding share of common stock of BNP will be converted into the right to receive $24.00 in cash, without interest; common units in the operating partnership will remain common units in the surviving partnership unless the holder elects to receive cash or preferred units in the surviving partnership.

         The merger agreement generally permits BNP to declare and pay regular quarterly cash distributions at a rate not to exceed $0.26 per share of common stock during the pendency of the mergers. In addition, immediately prior to the mergers, the merger agreement permits BNP to set a record date for and declare payable a special distribution. The aggregate amount of the special distribution would equal, for the period from the last day of the last quarter for which BNP paid a full quarterly dividend to the record date for the special distribution, net income excluding gains (losses) from sales of property and certain transaction fees and expenses relating to the mergers, plus depreciation and amortization, and after adjustments of unconsolidated partnerships and joint ventures, all as calculated as provided in the merger agreement; provided that the special distribution may not exceed $0.26 per share prorated for the number of days covered by the "stub" period.

         The mergers and the transactions contemplated by the merger agreement have been approved by the board of directors of BNP on behalf of BNP, and on behalf of BNP as the sole general partner of the operating partnership. The mergers are subject to customary closing conditions, including the approval of the mergers by the holders of at least a majority of the outstanding common shares. The merger agreement contains no financing condition.

         We intend to complete the mergers as soon as practicable following approval by our shareholders (for which we expect to schedule a special meeting in December 2006) and receipt of consents to the merger transactions, satisfactory to Babcock & Brown, from certain of our lenders. Accordingly, any delay in receiving such consents could result in a delay between the approval of the mergers and the effective date of the mergers until as late as June 30, 2007.

         Upon termination of the merger agreement under certain specified circumstances, BNP may be required to pay the buyer a break-up fee of $12.5 million.

         Immediately prior to closing of the mergers, our executive officers will receive payments from BNP totaling $8.4 million under their pre-existing employment agreements with BNP. In addition, all outstanding nonvested common stock held by employees of BNP will vest immediately before the merger and, as a result, all previously unrecognized service cost related to these shares will be recognized at that date.

         In connection with the mergers, our executive officers have entered into revised definitive employment agreements, which become effective only if and when the mergers are effective, and which provide for each of their employment by the surviving company from the effective time of the mergers.

Results of Operations

Summary

         We were pleased with the results of the third quarter of 2006. The operating results reflect the growth in our apartment portfolio and continued improvement in our apartment operations and apartment markets. Demand for our apartments remained strong, and we saw increases in both occupancy and revenue per apartment unit. Meanwhile, apartment expenses have been consistent with our expectations.

         We provide the following unaudited supplemental consolidating information, in response to requests from members of the investment community, for use in comparing our operating results for 2006 and 2005:




                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                         (000's)      (000's)      (000's)       (000's)          (000's)

Operating Results - three months ended September 30:
Revenues:
Apartment rental income                $  20,313    $       -     $  2,022     $  18,292        $  15,776
Restaurant rental income                     957            -            -           957              957
Management fee income                         11         (101)           -           112              101
Casualty gains                                 -            -            -             -              168
Interest and other income                     37          (44)           2            80               85
                                      ------------- ----------- ------------- -------------    -------------
                                          21,319         (145)       2,024        19,441           17,087
Expenses:
Apartment operations                       7,965         (101)         921         7,145            6,277
Apartment administration                     943            -            -           943              799
Corporate administration                     730            -            -           730              683
Interest                                   6,732          (44)         681         6,096            5,389
Penalties paid at debt refinance               -            -            -             -                -
Depreciation                               5,052            -          518         4,534            4,122
Amortization,  loan costs                    132            -           15           117               93
Write-off of unamortized loan costs
   at debt refinance                           -            -            -             -                -
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                            90            -           90             -                -
Costs of merger transaction                1,296            -            -         1,296                -
                                      ------------- ----------- ------------- -------------    -------------
                                          22,941         (145)       2,225        20,861           17,363
                                      ------------- ----------- ------------- -------------    -------------
Loss from continuing operations           (1,622)           -         (201)       (1,420)            (275)
Income from
   discontinued operations                     -            -            -             -               56
                                      ------------- ----------- ------------- -------------    -------------
Loss before minority interests            (1,622)   $       -     $   (201)    $  (1,420)       $    (219)
                                                    =========== ============= =============    =============
Minority interests -
 - Consolidated limited partnerships
                                               -
 - Operating partnership                     324
                                      -------------
Net loss                               $  (1,298)
                                      =============

Loss before minority interests         $  (1,622)   $       -     $   (201)    $  (1,420)       $    (219)
Casualty gains                                 -            -            -             -             (168)
Cumulative preferred dividend                  -            -            -             -             (250)
Amortization, lease intangible                23            -            -            23               62
Depreciation                               5,052            -          518         4,534            4,122
Depreciation related to
   discontinued operations                     -            -            -             -               84
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                            90            -           90             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                           3,543            -          406         3,136            3,631
Minority interest in FFO of
   consolidated limited partnerships
                                            (130)           -         (130)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(2)               $   3,412    $       -     $    276     $   3,136        $   3,631
                                      ============= =========== ============= =============    =============



                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)      (000's)       (000's)          (000's)

Operating Results - nine months ended September 30:
Revenues:
Apartment rental income                 $ 59,011    $       -     $  5,995      $ 53,016         $ 43,467
Restaurant rental income                   2,872            -            -         2,872            2,872
Management fee income                         28         (301)           -           329              378
Casualty gains                               113            -            -           113              168
Interest and other income                    144         (129)           6           268              387
                                      ------------- ----------- ------------- -------------    -------------
                                          62,168         (431)       6,001        56,598           47,273
Expenses:
Apartment operations                      22,788         (301)       2,569        20,520           17,065
Apartment administration                   2,737            -            -         2,737            2,210
Corporate administration                   2,557            -            -         2,557            2,205
Interest                                  19,675         (129)       2,032        17,773           14,505
Penalties paid at debt refinance               -            -            -             -                -
Depreciation                              14,560            -        1,306        13,254           11,086
Amortization,  loan costs                    398            -           44           353              279
Write-off of unamortized loan costs
   at debt refinance                           -            -            -             -               63
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                           270            -          270             -                -
Costs of merger transaction                1,296            -            -         1,296                -
                                      ------------- ----------- ------------- -------------    -------------
                                          64,281         (431)       6,221        58,491           47,414
                                      ------------- ----------- ------------- -------------    -------------
Loss from continuing operations            (2113)           -         (220)       (1,893)            (141)
Income from
   discontinued operations                     -            -            -             -              121
                                      ------------- ----------- ------------- -------------    -------------
Loss before minority interests             (2113)   $       -     $   (220)     $ (1,893)        $    (20)
                                                    =========== ============= =============    =============
Minority interests -
 - Consolidated limited partnerships
                                               -
 - Operating partnership                     421
                                      -------------
Net loss                                $ (1,692)
                                      =============

Loss before minority interests          $ (2,113)   $       -     $   (220)     $ (1,893)        $
                                                                                                      (20)
Casualty gains                              (113)           -            -          (113)            (168)
Cumulative preferred dividend                  -            -            -             -             (750)
Amortization, lease intangible               133            -            -           133              136
Depreciation                              14,560            -        1,306        13,254           11,086
Depreciation related to
   discontinued operations                     -            -            -             -              255
Deficit distributions to minority
   partners of consolidated limited
   partnerships(1)                           270            -          270             -                -
                                      ------------- ----------- ------------- -------------    -------------
                                          12,736            -        1,355        11,381           10,538
Minority interest in FFO of
   consolidated limited partnerships
                                            (565)           -         (565)            -                -
                                      ------------- ----------- ------------- -------------    -------------
Funds from operations(2)                $ 12,171    $       -     $    790      $ 11,381         $ 10,538
                                      ============= =========== ============= =============    =============



                                                              2006                                 2005
                                      -----------------------------------------------------    -------------
                                                                Consolidated     Owned            Owned
                                      Consolidated     Elim         LPs        Properties       Properties
                                      ------------- ----------- ------------- -------------    -------------
                                        (000's)       (000's)     (000's)        (000's)          (000's)

Balance Sheet at September 30, 2006, compared to December 31, 2005:

Real estate investments                $ 517,108      $     -     $ 41,479     $ 475,629        $ 467,253
Cash and cash equivalents                  2,533            -          747         1,786            2,306
Prepaid expenses and
   other assets                           11,392        4,352          974         6,066            2,938
Deferred financing costs, net              2,438            -          406         2,032            1,930
Intangible assets, net                     1,126            -            -         1,126            1,240
                                       $ 534,597      $ 4,352     $ 43,606     $ 486,638        $ 475,668
                                      ============= =========== ============= =============    =============

Notes payable                          $ 453,623      $(2,612)    $ 50,142     $ 406,093        $ 388,576
Accounts payable and
   accrued expenses                        5,058          (58)         460         4,656            1,332
Accrued interest                           1,923            -          204         1,719            1,141
Consideration due for acquisitions             -            -            -             -            1,000
Deferred revenue and
   security deposits                       2,405            -           43         2,361            1,982
                                      ------------- ----------- ------------- -------------    -------------
                                         463,008       (2,670)      50,849       414,829          394,031
Minority interests -
- Consolidated limited partnerships            -            -            -             -                -
- Operating partnership                   19,846            -            -        19,846           21,207
Shareholders' equity                      51,742        7,022       (7,243)       51,962           60,429
                                      ------------- ----------- ------------- -------------    -------------
                                       $ 534,597      $ 4,352     $ 43,606     $ 486,638        $ 475,668
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

Revenues

         Total revenues in the third quarter of 2006 were $21.3 million, compared to $18.9 million in the third quarter of 2005. Total revenues in the first nine months of 2006 were $62.2 million, compared to $52.1 million in the first nine months of 2005. These increases are primarily attributable to increases in apartment rental income.

         Apartment rental income totaled $20.3 million in the third quarter of 2006, an increase of $2.6 million, or 14.8%, compared to the third quarter of 2005. Apartment rental income in the first nine months of 2006 totaled $59.0 million, an increase of $10.4 million, or 21.4%, compared to the first nine months of 2005. These increases are attributable to:

    o Apartment acquisitions - New communities contributed $4.8 million in the third quarter and $13.4 million in the first nine months of 2006, compared to $3.1 million in the third quarter and $5.7 million in the first nine months of 2005. During 2005 we acquired eight new properties, which we operate as seven apartment communities. We have acquired two new properties in 2006.

    o    Apartment communities that we consolidated effective late January 2005
         - These three partial-interest communities generated $2.0 million in the third quarter and $6.0 million in the first nine months of 2006, compared to $1.9 million in the third quarter and $5.2 million in February through September 2005.

    o Revenue increases at "same-units" communities - These communities generated $13.5 million in the third quarter and $39.6 million in the first nine months of 2006, compared to $12.7 million in the third quarter and $37.8 million in the first nine months of 2005.

         On a "same-units" basis (the 23 apartment communities that we owned as of both January 1, 2005 and 2006), apartment rental income increased by 6.1% in the third quarter of 2006, and 4.9% in the first nine months of 2006, compared to the same periods in 2005. These increases are attributable to improvements in both occupancy and rental rates.

         On a same-units basis, apartment NOI (apartment rental income less apartment operating expenses) for the third quarter of 2006 increased by 7.1% compared to the third quarter of 2005. Same-units apartment NOI for the first nine months of 2006 increased by 5.7% compared to the first nine months of 2005.

         Summary amounts for our apartment communities' occupancy and revenue per occupied unit for the third quarter and first nine months of 2006 follow:


                                                            Three months ended          Nine months ended
                                                            September 30, 2006          September 30, 2006
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ---------- --- ----------- -----------
Owned apartment communities:
Same-units communities:
   Abbington Place                                360           94.6%       $821           93.5%        $799
   Allerton Place                                 228           96.3%        887           96.1%         857
   Barrington Place                               348           96.0%        795           94.7%         800
   Brookford Place                                108           95.2%        719           96.1%         707
   Carriage Club                                  268           97.1%        814           96.6%         801
   Chason Ridge                                   252           95.1%        786           96.6%         779
   Fairington                                     250           95.4%        796           95.0%         783
   Latitudes                                      448           96.6%      1,028           95.4%       1,016
   Madison Hall                                   128           93.0%        662           92.8%         643


                                                            Three months ended          Nine months ended
                                                            September 30, 2006          September 30, 2006
                                                          -----------------------     -----------------------
                                                                        Average                    Average
                                                                        monthly                    monthly
                                             Number                     revenue                    revenue
                                               of           Average       per          Average       per
                                           apartment       economic    occupied        economic    occupied
                                             units         occupancy     unit         occupancy      unit
                                           -----------    ------------ ---------- --- ----------- -----------

   Mallard Creek 1                                184           93.8%        688           93.5%         670
   Mallard Creek 2                                288           95.4%        862           94.9%         839
   Marina Shores Waterfront                       290           96.3%        923           95.0%         884
   Oakbrook                                       162           95.8%        766           95.9%         744
   Oak Hollow 1                                   222           97.0%        654           97.2%         637
   Oak Hollow 2                                   240           94.1%        625           94.0%         620
   Paces Commons                                  336           96.5%        692           95.5%         690
   Paces Village                                  198           96.7%        731           95.3%         715
   Pelham                                         144           94.7%        611           95.7%         614
   Pepperstone                                    108           93.3%        721           94.3%         713
   Savannah Place                                 172           96.1%        737           96.3%         732
   Southpoint                                     192           93.2%        719           94.5%         710
   Summerlyn Place                                140           95.3%        895           95.3%         883
   Waterford Place                                240           96.9%        933           95.4%         922
   Woods Edge                                     264           95.7%        699           95.4%         703
   Wind River                                     346           96.6%        864           95.6%         849

Acquired in 2005:
   Canterbury                                     630           96.8%        691           97.0%         666
   Hamptons                                       232           97.4%        783           96.2%         766
   Laurel Springs 1                               240           92.8%        632           92.1%         626
   Laurel Springs 2                                96           88.6%        792           85.9%         814
   Paces Watch                                    232           97.7%        918           97.5%         891
   Salem Ridge                                    120           92.9%        567           94.4%         554
   Timbers                                        240           93.3%        879           92.2%         895
   Waverly Place                                  240           95.6%        711           95.4%         701

Acquired in 2006:
   Chapel Hill                                    144           92.0%        765           90.9%         760
   Quail Hollow                                    90           99.9%        726           99.9%         726

All apartments
   - 2006                                       8,180           95.6%        783           95.1%         770
   - 2005                                       7,474           95.0%        744           94.9%         722

Same units                                      5,916
   - 2006                                                       95.7%        797           95.3%         784
   - 2005                                                       94.7%        759           94.8%         751

Consolidated limited partnerships:
Marina Shores                                     392           97.4%      1,250           95.9%       1,223
Villages of Chapel Hill                           264           87.2%        661           94.0%         669
Villages - Phase 5                                 57           92.5%        774           96.3%         778

         Restaurant rental income was $957,000 in the third quarters of both 2006 and 2005, and $2.9 million in the first nine months of both 2006 and 2005. We received the minimum rent specified in the lease agreement in all periods. We currently hold 40 restaurant properties under this lease, and minimum rent is currently set at $319,000 per month, or $3.8 million per year.

Expenses

         Total expenses were $22.9 million in the third quarter of 2006, compared to $19.4 million in the third quarter of 2005. Total expenses were $64.3 million in the first nine months of 2006, compared to $60.6 million in the first nine months of 2005. In addition to significant increases in both operating and financing expenses attributable to growth in the size our apartment operations, the 2006 amounts include $1.3 million in costs related to the pending merger transaction. However, 2005 amounts include charges recorded by a consolidated limited partnership related to loan refinance transactions as well as one-time distributions to a minority partner from refinance proceeds.

         Apartment operations expense (the direct costs of on-site operations at owned and consolidated apartment communities) totaled $8.0 million in the third quarter of 2006, an increase of $0.9 million, or 12.5%, compared to the third quarter of 2005. Apartment operations expense in the first nine months of 2006 totaled $22.8 million, an increase of $3.8 million, or 19.7%, compared to the first nine months of 2005. These increases are primarily attributable to:

    o Apartment acquisitions - Costs at new communities totaled $2.0 million in the third quarter and $5.3 million in the first nine months of 2006, compared to $1.2 million in the third quarter and $2.2 million in the first nine months of 2005.

    o    Apartment communities that we consolidated effective late January 2005
         - Costs at these three partial-interest communities totaled $0.8 million in the third quarter and $2.3 million in the first nine months of 2006, compared to $0.8 million in the third quarter and $2.0 million in February through September 2005.

    o Apartment operations expense increases at "same-units" communities - Costs at these 23 apartment communities totaled $5.2 million in the third quarter and $15.4 million in the first nine months, compared to $5.0 million in the third quarter and $14.8 million in the first nine months of 2005.

         On a same-units basis, apartment operations expense increased by 4.5% in the third quarter of 2006, and 3.8% in the first nine months of 2006, compared to the same periods in 2005, due to expected increases in various operating costs.

         Operating expenses for restaurant properties are insignificant because the triple-net lease arrangement requires the lessee to pay virtually all of the expenses associated with the restaurant properties.

         Apartment administration expense (the costs associated with oversight, accounting, and support of our apartment management activities) totaled $0.9 million in the third quarter of 2006, an 18.1% increase compared to the third quarter of 2005. Apartment administration expense in the first nine months of 2006 totaled $2.7 million, a 23.8% increase compared to the first nine months of 2005. These increases are primarily attributable to additional corporate support and operations staff and computer system expenses.

         Corporate administration expense totaled $0.7 million in the third quarter of 2006, a 6.9% increase compared to the third quarter of 2005. Corporate administration expense in the first nine months of 2006 totaled $2.6 million, a 16.0% increase compared to the first nine months of 2005. This increase is primarily attributable to executive compensation costs, including $250,000 in charges during the first nine months of 2006 for service cost related to nonvested common stock issued in August 2005, compared to $57,000 in such charges for the period August through September 2005.

         Interest expense totaled $6.7 million in the third quarter of 2006, an increase of $0.7 million, or 11.6%, compared to the third quarter of 2005. Interest expense in the first nine months of 2006 totaled $19.7 million, an increase of $3.5 million, or 21.4%, compared to the first nine months of 2005. These increases are primarily attributable to new debt issued in conjunction with apartment acquisitions, along with the impact of consolidating three limited partnerships for nine full months in 2006 (compared to eight months in 2005). Overall, weighted average interest rates were 6.0% for the third quarters of both 2006 and 2005, and 5.9% for the first nine months of both 2006 and 2005.

         Depreciation expense totaled $5.1 million in the third quarter of 2006, an increase of $0.5 million, or 11.4%, compared to the third quarter of 2005. Depreciation expense in the first nine months of 2006 totaled $14.6 million, an increase of $2.5 million, or 20.5%, compared to the first nine months of 2005. These increases are primarily attributable to apartment acquisitions in 2005 and 2006.

         We reflect the unaffiliated partners' interests in Marina Shores Associates One, Limited Partnership ("Marina Shores Partnership"), The Villages of Chapel Hill Limited Partnership ("Villages Partnership"), and The Villages of Chapel Hill - Phase 5 Limited Partnership ("Villages Phase 5 Partnership") as minority interest in consolidated limited partnerships. Minority interest in consolidated limited partnerships represents the minority partners' share of the underlying net assets of these consolidated limited partnerships. When these consolidated limited partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we record a charge equal to the amount of such excess distributions, even though there is no economic effect or cost to the operating partnership. We report this charge in our consolidated statements of operations as deficit distributions to minority partners. We recorded charges for deficit distributions to the minority partner in the Marina Shores Partnership totaling $90,000 in the third quarter of 2006, compared to $150,000 in the third quarter of 2005. We recorded such charges for deficit distributions in the first nine months of 2006 totaling $270,000, compared to $7.8 million in the first nine months of 2005. We currently expect that the Marina Shores Partnership will continue to make regular distributions of approximately $360,000 per year each to the limited partner and our operating partnership.

Net Income

         Consolidated earnings from continuing operations before non-cash charges (for depreciation, amortization and write-off of unamortized loan costs at refinance), before the charge for deficit distributions to a minority partner, and before the $1.3 million charge for costs related to the pending merger transaction, totaled $4.9 million in the third quarter of 2006, an increase of $0.7 million, or 15.1%, compared to the third quarter of 2005. Consolidated earnings from continuing operations before non-cash charges, charges for deficit distributions to a minority partner and charges for costs related to the merger transaction totaled $14.4 million in the first nine months of 2006, an increase of $2.5 million, or 20.9%, compared to the first nine months of 2005. These increases reflect the impact of new apartment communities and improvements in apartment revenues. In addition, the comparable amounts for 2005 include a first quarter charge of $0.5 million for penalties paid in conjunction with a refinance transaction for one of the consolidated limited partnerships.

         The net loss from continuing operations, before allocation to minority interests, was $1.6 million in the third quarter of 2006 and $2.1 million in the first nine months of 2006, compared to net loss from continuing operations of $0.5 million in the third quarter of 2005 and $8.5 million in the first nine months of 2005.

         Under most circumstances, we would measure and allocate proportional income and losses of the consolidated limited partnerships to minority partners. However, because those partners' capital accounts have previously been reduced to $-0- as a result of loss allocations or distributions in 2005, during 2006 we have absorbed 100% of the income and losses of those consolidated limited partnerships.

         After allocating a portion of losses from continuing operations to minority interests in the operating partnership, the net loss from continuing operations was $1.3 million in the third quarter and $1.7 million in the first nine months of 2006, compared to $0.2 million in the third quarter and $6.6 million in the first nine months of 2005.

         Amounts for discontinued operations reflect the operating results of Savannah Shores Apartments, which we sold in October 2005. Income from discontinued operations, net of the operating partnership minority interest, totaled $45,000 in the third quarter and $97,000 in the first nine months of 2005.

         In November 2005, we redeemed all of the outstanding shares of preferred stock in exchange for shares of our common stock. Because the preferred shareholder had priority over common shareholders for receipt of dividends prior to this conversion, we deducted the amount of net income to be paid to the preferred shareholder, $250,000 for the third quarter and $750,000 for the first nine months, in calculating net income available to common shareholders for 2005.

         The net loss attributed to common shareholders was $1.3 million in the third quarter and $1.7 million in the first nine months of 2006. Comparable amounts for 2005 were $0.4 million in the third quarter and $7.3 million in the first nine months.

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

         Funds from operations totaled $3.4 million in the third quarter of 2006, a decrease of $0.5 million, or 11.9%, compared to the third quarter of 2005. Funds from operations in the first nine months of 2006 totaled $12.2 million, an increase of $1.0 million, or 8.8%, compared to the first nine months of 2005. These comparisons reflect the positive impact of apartment additions and continued improvement in apartment operating results, which have been offset or reduced by the $1.3 million charge in third quarter of 2006 for costs related to the pending merger transaction. If the merger transaction costs had not been incurred, FFO would have been $4.7 million in the third quarter and $13.5 million in the first nine months of 2006.

         Funds available for distribution totaled $2.7 million in the third quarter of 2006, a decrease of $0.4 million, or 14.4%, compared to the third quarter of 2005. Funds available for distribution in the first nine months of 2006 totaled $10.1 million, an increase of $0.8 million, or 8.0%, compared to the first nine months of 2005. Again, we have included the $1.3 million charge in third quarter of 2006 for costs related to the pending merger transaction in this measurement. The disparity between comparisons of FFO and FAD against prior year periods arises primarily from the impact of timing of recurring capital expenditures, which we deduct in our measurement of FAD. Recurring capital expenditures include operating replacements such as floor coverings, appliances and HVAC, as well as expenditures for capital replacements such as roofs and exterior paint.

         We calculated FFO of the operating partnership as follows:

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net loss                                       $  (1,298)       $   (150)       $ (1,692)      $  (6,529)
Loss attributed to minority interests               (324)           (293)           (421)         (1,837)
Cumulative preferred dividend                          -            (250)              -            (750)
Casualty gains                                         -            (168)           (113)           (168)
Amortization of
  in-place lease intangibles                          23              62             133             136
Depreciation, continuing operations                5,052           4,534          14,560          12,079


                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Depreciation related to
  discontinued operations                              -              84               -             255
Deficit distributions to minority partners
  of consolidated limited partnerships(1)
                                                      90             150             270           7,771
Minority interest in FFO of consolidated
  limited partnerships                              (130)            (94)           (565)            228
                                             --------------- --------------- --------------- ---------------
Funds from operations                          $   3,412        $  3,875        $ 12,171       $  11,185
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

         A reconciliation of net cash provided by operating activities (as defined by GAAP and reflected in our consolidated statements of cash flows) to FAD follows:

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2006            2005            2006            2005
                                              --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by
  operating activities                          $  2,965        $  4,298        $ 13,409        $ 11,360
Cumulative preferred dividend                          -            (250)              -            (750)
Recurring capital expenditures                      (992)           (902)         (2,933)         (2,204)
Change in net operating
  assets and liabilities                             752              (8)           (152)            792
Minority interest in consolidated limited
  partnerships' share of reconciling items
                                                     (50)            (15)           (185)            187
                                             --------------- --------------- --------------- ---------------
Funds available for distribution                $  2,674        $  3,123        $ 10,138        $  9,385
                                             =============== =============== =============== ===============

         Other information about our historical cash flows follows (all amounts in thousands):

                                                   Three months ended              Nine months ended
                                                      September 30                    September 30
                                                  2006            2005            2006            2005
                                             --------------- --------------- --------------- ---------------
                                                 (000's)         (000's)         (000's)         (000's)
Net cash provided by (used in):
  Operating activities                         $   2,965       $   4,298       $  13,409       $  11,360
  Investing activities                            (6,850)         (1,456)        (21,115)        (40,851)
  Financing activities                             2,882          (3,447)          7,128          31,071

Dividends and distributions paid to:
  Preferred shareholders                       $       -       $     250       $       -       $     750
  Common shareholders                              2,717           2,361           8,123           6,942
  Minority partners in consolidated
     limited partnerships                             90             150             270           7,772
  Minority unitholders in operating
     partnership                                     678             602           1,989           1,518
Scheduled debt principal payments                    705             643           2,627           1,663
Non-recurring capital expenditures                   779           1,087           4,989           3,882

Weighted average shares outstanding during the period:
  Preferred shares                                     -             909               -             909
  Common shares                                   10,459           9,384          10,425           9,203
  Operating partnership
     minority units                                2,609           2,408           2,585           2,231

Shares and units outstanding at end of period:
  Preferred B shares                                                                   -             909
  Common shares                                                                   10,468           9,458
  Operating partnership
     minority units                                                                2,609           2,408

Capital Resources and Liquidity

         Net cash flows from operating activities totaled $3.0 million in the third quarter of 2006, compared to $4.3 million in the third quarter of 2005. Net cash flows from operating activities for the first nine months of 2006 totaled $13.4 million, compared to $11.4 million in the first nine months of 2005. Cash flows from operating activities in 2006 includes the $1.3 million payments in the third quarter of 2006 for costs related to the pending merger transaction. In addition, cash flows from operating activities in the first quarter of 2005 included $0.5 million for penalties paid at refinance by a consolidated limited partnership.

         If these two non-routine costs had not been incurred, net cash flows from operating activities would have been $4.2 million in the third quarter and $14.7 million in the first nine months of 2006, and $4.3 million in the third quarter and $11.9 million in the first nine months of 2005. The increase in comparative amounts on a year-to-date basis reflect the growth in size of our apartment operations, while the comparison in amounts for the third quarters of 2006 and 2005 reflect fluctuations in timing of payments for operating assets and liabilities.

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

         In early July 2006, we acquired the Quail Hollow Apartments, a 90-unit apartment property located in Charlotte, North Carolina, for a contract purchase price of $5.1 million, from an unaffiliated third party. We funded this acquisition by a draw on our existing revolving line of credit. We operate the apartment community as Bridges at Quail Hollow Apartments.

         Other investing and financing activities focused on capital expenditures at apartment communities, along with payment of dividends and distributions.

         We have announced that the company will pay a regular quarterly dividend of $0.26 per share, or approximately $2.7 million, on November 15, 2006, to shareholders of record of our common stock as of November 1, 2006. We expect to pay regular quarterly distributions totaling approximately $0.7 million to operating partnership minority unitholders on the same date.

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

Purchase price allocation for apartment community acquisitions

         In connection with the acquisition of an apartment community, we perform a valuation and allocation to each significant asset and liability based on their estimated fair values at the date of acquisition. Significant tangible asset values generally include real estate investments, which we subsequently depreciate over their estimated useful lives. We include an estimate of intangible asset values, generally consisting of at-market, in-place leases, and amortize these amounts over the remaining lease terms as a reduction in reported rental income. In general, we have found that the average remaining life of in-place leases at acquisition date ranged from five to nine months, and such intangible assets represented approximately 0.1% to 0.3% of contract prices.

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

         A summary of capital expenditures for our owned apartment communities during the first nine months of 2006, in aggregate and per apartment unit, follows:

                                                         Total        Per unit
                                                       ------------ ------------
                                                        (000's)

Recurring capital expenditures:
   Floor coverings                                       $    975        $ 121
   Appliances/HVAC                                            408           51
   Computer/support equipment                                 151           19
   Other                                                      906          113
                                                       ------------ ------------
                                                         $  2,440        $ 303
                                                       ============ ============

Non-recurring capital expenditures:
   Acquisition improvements at apartment properties      $  2,473
   Casualty replacements                                    1,326
   Additions and betterments at apartment properties          816
   Computer/support equipment                                 137
                                                       -------------
                                                         $  4,752
                                                       =============

         We expense ordinary repairs and maintenance costs at apartment communities. Repairs and maintenance at our owned apartment communities during the first nine months of 2006 totaled $7.5 million, including $2.7 million in compensation of service staff and $4.8 million in payments for material and contracted services.

         Costs of repairs, maintenance, and capital replacements and improvements at restaurant properties are borne by the lessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         All of our long-term debt is secured by real estate investments. As of September 30, 2006, long-term debt, on a consolidated basis, totaled $453.6 million, including $388.2 million of notes payable at fixed rates ranging from 5.0% to 7.4%, and $65.4 million at variable rates indexed primarily on 30-day LIBOR rates. The weighted average interest rate on debt outstanding at September 30, 2006, was 6.0%, compared to 5.8% at December 31, 2005. This increase is primarily attributable to steady increases in variable interest rates during the first and second quarters of 2006. A 1% fluctuation in variable interest rates would increase or decrease our annual interest expense by approximately $0.7 million.

         The table below provides information about our long-term debt instruments and presents expected principal maturities and related weighted average interest rates on instruments in place as of September 30, 2006.


                                                       Expected maturity dates
                             2006        2007        2008        2009        2010       Later       Total
                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                  (all dollar amounts in thousands)
For owned properties:

Fixed rate notes          $    544     $ 2,254     $41,946     $31,247     $20,919    $243,768    $340,678
   Average interest rate       5.9%        5.9%        6.5%        5.3%        6.8%        5.7%        5.8%

Variable rate notes       $     54     $ 9,177     $30,709     $25,475           -    $      -    $ 65,415
   Average interest rate       7.3%        7.3%        7.2%        7.1%                                7.2%

For consolidated limited partnerships:

Fixed rate notes (1)      $    158     $   664     $   698     $   743     $   786    $ 43,594    $ 46,643
   Average interest rate       5.7%        5.7%        5.7%        5.7%        5.7%        5.8%        5.8%

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

         Based on our most recent evaluation, which was completed as of the end of the third quarter of 2006, our chairman, chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting identified in connection with our third quarter 2006 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6.  Exhibits

         The Registrant agrees to furnish a copy of all agreements related to long-term debt upon request of the Commission.

 Exhibit No.                     Description
------------- ---------------------------------------------------------------

    10.1 Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc. and Philip S. Payne
    10.2 Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc. and D. Scott Wilkerson
    10.3 Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc. and Pamela B. Bruno
    10.4 Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc. and Eric S. Rohm
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chairman
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
    31.3      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
    32.1 Section 1350 Certification by Chairman, Chief Executive Officer, and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BNP RESIDENTIAL PROPERTIES, INC.
                                    (Registrant)




November 6, 2006                         /s/ Philip S. Payne
                                    ---------------------------------------
                                    Philip S. Payne
                                    Chairman



November 6, 2006                         /s/ Pamela B. Bruno
                                    ---------------------------------------
                                    Pamela B. Bruno
                                    Vice President, Treasurer and
                                    Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.                                          Description                                       Page
------------- -------------------------------------------------------------------------------------- --------
    10.1      Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc.      36
              and Philip S. Payne
    10.2      Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc.      48
              and D. Scott Wilkerson
    10.3      Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc.      60
              and Pamela B. Bruno
    10.4      Employment agreement dated August 31, 2006, between BNP Residential Properties, Inc.      71
              and Eric S. Rohm
    31.1      Rule 13a-14(a)/15d-14(a) Certification by Chairman                                        82
    31.2      Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer                         83
    31.3      Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer                         84
    32.1      Section 1350 Certification by Chairman, Chief Executive Officer, and Chief Financial      85
              Officer
